Form 10-Q
period 1996-05-31
ARROW INTERNATIONAL INC
filed 1996-07-15
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, DC  20549

				  FORM 10-Q


       (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

	      For the third quarter period ended May 31, 1996

				      or

      ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

	     For the transition period from ____________ to ____________

		       Commission File Number   0-20212

			   ARROW INTERNATIONAL, INC.
	    ------------------------------------------------------
	    (Exact name of registrant as specified in its charter)


		Pennsylvania                    23-1969991
     -------------------------------        -------------------
     (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)        Identification No.)


3000 Bernville Road, Reading, Pennsylvania         19605
- ------------------------------------------      ----------
Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:     (610) 378-0131
							--------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	  Class                       Shares outstanding at July 12, 1996
	  -----                       -----------------------------------

Common Stock, No Par Value                         23,229,319

			   ARROW INTERNATIONAL, INC.

			       Form 10-Q Index


								      Page

 PART I. FINANCIAL INFORMATION

	 Item 1.  Financial Statements

		  Consolidated Balance Sheets at May 31, 1996
		  and August 31, 1995                                   3-4

		  Consolidated Statements of Income                     5-6

		  Consolidated Statements of Cash Flows                 7-8

		  Notes to Consolidated Financial Statements            9-10

	 Item 2.  Management's Discussion and Analysis of Financial
		  Condition and Results of Operations                  11-17



PART II. OTHER INFORMATION

	 Item 6.  Exhibits and Reports on Form 8-K                      18

Signature                                                               19

Exhibit Index                                                           20

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


			   ARROW INTERNATIONAL, INC.
			  CONSOLIDATED BALANCE SHEETS

		       (All Dollar Amounts in Thousands)

					    May 31,             August 31,
					     1996                  1995
					  -----------           ----------
					  (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                $     3,428           $    9,453
 Accounts receivable, net                      48,122               43,399
 Inventories                                   41,235               33,887
 Prepaid expenses and other                    12,393                8,806
 Deferred income taxes                          1,185                1,129
					  -----------           ----------
  Total current assets                        106,363               96,674
					  -----------           ----------

Property, plant and equipment:
 Total property, plant and equipment          154,102              136,109
 Less accumulated depreciation                 47,170               40,088
					  -----------           ----------
  Property, plant and equipment, net          106,932               96,021
					  -----------           ----------


Other assets:
 Goodwill, net                                 52,429               54,533
 Intangible and other assets, net              26,992               13,007
 Deferred income taxes                          1,107                2,275
					  -----------           ----------
  Total other assets                           80,528               69,815
					  -----------           ----------

  Total assets                            $   293,823           $  262,510
					  ===========           ==========



	  See accompanying notes to consolidated financial statements.

				   Continued

			   ARROW INTERNATIONAL, INC.
			  CONSOLIDATED BALANCE SHEETS

		       (All Dollar Amounts in Thousands)

					    May 31,             August 31,
					     1996                  1995
					  -----------           ----------
					  (unaudited)
LIABILITIES

Current liabilities:
 Current maturities of long-term debt     $     7,555            $   8,969
 Notes payable                                 32,073               14,539
 Accounts payable                               6,803                6,729
 Accrued liabilities                            6,304                5,715
 Accrued compensation                           4,923                6,264
 Accrued income taxes                           1,068                1,595
					  -----------            ---------
  Total current liabilities                    58,726               43,811

Long-term debt                                 14,877               20,463

Accrued postretirement benefit obligation       7,648                7,299
					  -----------            ---------

  Total liabilities                            81,251               71,573

SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                     -                    -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                     45,499               45,608
 Retained earnings                            176,400              154,272
  Less cost of treasury stock:
  3,249,494 and 3,247,805 shares
  of Common Stock, respectively                (8,300)              (8,240)
 Unearned compensation                           (527)                (703)
 Cumulative translation adjustment               (500)                 -
					  -----------            ---------
  Total shareholders' equity                  212,572              190,937
					  -----------            ---------

  Total liabilities and
  shareholders' equity                    $   293,823            $ 262,510
					  ===========            =========

	  See accompanying notes to consolidated financial statements.

			  ARROW INTERNATIONAL, INC.
		      CONSOLIDATED STATEMENTS OF INCOME

				 (unaudited)

	   (All Dollar Amounts in Thousands, Except Per Share Data)

						For the Three Months
						    Ended May 31,
					     1996                  1995
					  -----------            ---------

Net sales                                 $    57,548            $  55,464
Cost of goods sold                             27,772               25,606
					  -----------            ---------
Gross profit                                   29,776               29,858


Operating expenses:
 Research, development and engineering          3,631                2,866
 Selling, general and administrative           13,660               12,827
					  -----------            ---------
 Operating income                              12,485               14,165
					  -----------            ---------

Other expenses (income):
 Interest expense, net of amounts capitalized     418                  556
 Interest income                                 (244)                 (71)
 Other, net                                       670                 (642)
					  -----------            ---------
Other expenses (income), net                      844                 (157)
					  -----------            ---------

Income before income taxes                     11,641               14,322
Provision for income taxes                      4,307                5,156
					  -----------            ---------

   Net income                             $     7,334            $   9,166
					  ===========            =========




Net income per common share               $       .32            $     .40
					  ===========            =========
Cash dividends per common share           $       .04            $    .035
					  ===========            =========
Weighted average shares
 outstanding                               23,229,437           22,682,623
					  ===========           ==========

	  See accompanying notes to consolidated financial statements.

			  ARROW INTERNATIONAL, INC.
		      CONSOLIDATED STATEMENTS OF INCOME

				 (unaudited)

	   (All Dollar Amounts in Thousands, Except Per Share Data)

						For the Nine Months
						    Ended May 31,
					     1996                  1995
					  -----------            ---------

Net sales                                 $   170,838            $ 155,402
Cost of goods sold                             80,158               73,826
					  -----------            ---------
Gross profit                                   90,680               81,576

Operating expenses:
 Research, development and engineering         10,030                8,196
 Selling, general and administrative           39,558               34,997
					  -----------            ---------
 Operating income                              41,092               38,383
					  -----------            ---------
Other expenses (income):
 Interest expense, net of amounts capitalized   1,335                1,558
 Interest income                                 (513)                (183)
 Other, net                                       907               (1,497)
					  -----------            ---------
Other expenses (income), net                    1,729                 (122)
					  -----------            ---------

Income before income taxes                     39,363               38,505
Provision for income taxes                     14,564               13,862
					  -----------            ---------

   Net income                             $    24,799            $  24,643
					  ===========            =========



Net income per common share               $      1.07            $    1.10
					  ===========            =========
Cash dividends per common share           $      .115            $     .10
					  ===========            =========
Weighted average shares
 outstanding                               23,230,062           22,500,232
					  ===========           ==========


	  See accompanying notes to consolidated financial statements.

			  ARROW INTERNATIONAL, INC.
		   CONSOLIDATED STATEMENTS OF CASH FLOWS

				 (unaudited)

		      (All Dollar Amounts in Thousands)
					  For the Nine Months Ended May 31,
					     1996                  1995
					  -----------            ---------
Cash flows from operating activities:
 Net income                               $    24,799            $  24,643

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                   7,324                5,938
 Amortization of intangible assets              2,385                1,767
 Amortization of unearned compensation            159                  173
 Deferred income taxes                          1,112                1,695
 Other                                           (219)                 353
 Changes in operating assets and liabilities:
  Accounts receivable                          (4,763)              (4,551)
  Inventories                                  (7,348)              (4,779)
  Prepaid expenses and other                   (3,587)              (4,610)
  Accounts payable and accrued liabilities        663                    1
  Accrued compensation                         (1,341)                 326
  Accrued income taxes                           (527)                (195)
					  -----------            ---------
  Total adjustments                            (6,142)              (3,882)
					  -----------            ---------
  Net cash provided by operating activities    18,657               20,761

Cash flows from investing activities:
 Capital expenditures                         (18,236)             (11,250)
 Purchase of intangible assets                (14,266)                -
 Cash paid for businesses acquired               -                  (6,442)
					  -----------            ---------
  Net cash used in investing activities       (32,502)             (17,692)

Cash flows from financing activities:
 Increase (decrease) in notes payable          17,533               (5,422)
 Proceeds from issuance of long-term debt        -                   4,967
 Principal payments of long-term debt          (6,999)             (12,163)
 Issuance of common stock                        -                  15,498
 Dividends paid                                (2,671)              (2,270)
 Purchase of treasury stock                       (43)                 (24)
					  -----------            ---------
  Net cash provided by
  financing activities                          7,820                  586

Net change in cash and cash equivalents        (6,025)               3,655
Cash and cash equivalents
 at beginning of year                           9,453                4,017
Cash and cash equivalents                 -----------            ---------
 at end of period                         $     3,428            $   7,672
					  ===========            =========

	  See accompanying notes to consolidated financial statements
				  Continued

			  ARROW INTERNATIONAL, INC.
		   CONSOLIDATED STATEMENTS OF CASH FLOWS

				 (unaudited)

		      (All Dollar Amounts in Thousands)

						For the Nine Months
						    Ended May 31,
					     1996                  1995


Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)   $     1,335            $   1,558
  Income taxes                            $    14,657            $  15,615



Supplemental schedule of noncash investing and financing activities:

During the nine months ended May 31, 1996 and 1995, the Company purchased intangible assets for $14,266 and $19,488, respectively. In conjunction with the purchases, liabilities were assumed as follows:

 Fair value of assets acquired            $    14,266            $  19,488
 Fair value of common stock issued               -                  11,253
 Cash paid for assets                          14,266                6,442
					  -----------            ---------
 Liabilities assumed                      $         0            $   1,793
					  ===========            =========

Cash paid for businesses acquired:

 Working capital, other than cash         $      -               $     (61)
 Property, plant and equipment                   -                     150
 Goodwill                                        -                   6,353
					  -----------            ---------
					  $      -               $   6,442
					  ===========            =========









	  See accompanying notes to consolidated financial statements

			  ARROW INTERNATIONAL, INC.
		Notes to Consolidated Financial Statements

				 (unaudited)

	 (All Dollar Amounts in Thousands, Except Per Share Data)


Note 1 - Basis of Presentation

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows for the interim periods presented. Results for the interim period are not necessarily indicative of results for the entire year. All dollar amounts are presented in thousands, except per share amounts.


Note 2 - Inventories

Inventories are summarized as follows:

				       May 31,                 August 31,
					1996                      1995
				     ----------                ----------

 Finished goods                      $   16,387                $   13,246
 Semi-finished goods                      9,244                     7,133
 Work-in-process                          6,583                     5,768
 Raw materials                            9,021                     7,740
				     ----------                ----------

				     $   41,235                $   33,887
				     ==========                ==========


Note 3 - Commitments and Contingencies

The Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions would not have a material adverse effect on the Company's financial position or results of operations.


				    Continued

			    ARROW INTERNATIONAL, INC.
		  Notes to Consolidated Financial Statements

				  (unaudited)

	    (All Dollar Amounts in Thousands, Except Per Share Data)



Note 4 - Related Party Transactions

Certain of the Company's facilities, personnel and services are being utilized by Arrow Precision Products, Inc. ("Precision"). Precision is related to the Company through common ownership. The Company charged Precision $113 and $106 and $375 and $303 for the cost of such utilization during the three months and nine months ended May 31, 1996 and 1995, respectively. The Company made purchases from Precision amounting to $255 and $312 and $843 and $789 for the three months and nine months ended May 31, 1996 and 1995, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $294 and $353 and $739 and $868 for the three months and nine months ended May 31, 1996 and 1995, respectively. At May 31, 1996 and 1995, the Company had a net receivable from Precision amounting to $145 and $446, respectively.

			   ARROW INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

		The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks and uncertainties, which could cause actual results to differ materially from the forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the forward-looking statements, see Exhibit 99.1 to this Report and the Company's periodic reports and other documents filed with the Securities and Exchange Commission.

			    Results of Operations

Three Months Ended May 31, 1996 Compared to Three Months Ended May 31,
1995

Net sales for the three months ended May 31, 1996 increased by $2.0 million, or 3.8%, to $57.5 million from $55.5 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs,
discounts, returns and other allowances.    This lower than anticipated
increase was due to an unforeseen reduction in U.S. market demand, the strength of the U.S. dollar, particularly against the Japanese yen, deferrals of some expected international dealer shipments and slower than anticipated new product introductions. Sales of critical care products increased 4.4% to $47.4 million from $45.4 million in the comparable prior period. Interventional procedure product sales increased to $10.1 million from $10.0 million, an increase of 0.5 % over the comparable prior period. International sales increased by $1.3 million, or 6.2%, to 38.6% of net sales, excluding royalty income, for the three months ended May 31, 1996, compared to 37.7% in the comparable period of fiscal 1995. The stronger U.S. dollar reduced international sales relative to the comparable prior year period by $2.0 million.

Health care cost containment initiatives in the U.S. have reduced demand in markets where Arrow has 80% plus market shares, and protecting that market share has eroded the Company's pricing in some instances. The Company expects the U.S. market for many of its core products to remain sluggish and competitive for the foreseeable future. However, demand in international markets is expected to continue to grow more rapidly than U.S. sales as the Company increases supply from its Mexican and new Czech Republic production facilities and expands international marketing activity. A return to the Company's traditionally higher rates of sales growth is dependent on its new products now in various stages of introduction, regulatory approval, or late stage research and development.

			   ARROW INTERNATIONAL, INC.

Gross profit decreased 0.3% to $29.8 million in the three months ended May 31, 1996 compared to $29.9 million in the same period of fiscal 1995. As a percentage of net sales, gross profit decreased to 51.7% during the three months ended May 31, 1996 from 53.8% in the comparable period of fiscal 1995, due principally to the unfavorable impact of currency translations of foreign sales.

The Company realized manufacturing cost improvements in the third quarter of fiscal 1996 compared to the same prior year period through the use of its new sterilization facility which does not require the use of freon gas and through increased production at the Company's manufacturing facility in Mexico. The Company expects to realize additional manufacturing cost benefits from its new manufacturing facility in the Czech Republic, which commenced initial operations in January 1996 and is anticipated to become fully operational in the fourth quarter of fiscal 1996.

Research, development and engineering expenses increased by 26.7% to $3.6 million in the three months ended May 31, 1996, from $2.9 million in the comparable prior period. As a percentage of net sales, these expenses increased in the third quarter of fiscal of 1996 to 6.3%, compared to 5.2% in the same period in fiscal 1995. These expenses increased primarily as a result of development expenses related to certain products of Therex Limited Partnership ("Therex"), which was acquired in April 1995, and certain cardiac assist products.

Selling, general and administrative expenses increased by 6.5% to $13.7 million in the three months ended May 31, 1996 from $12.8 million in the comparable prior period of fiscal 1995 and increased as a percentage of net sales to 23.7% in the third quarter of fiscal 1996 from 23.1% in the comparable period of fiscal 1995. This percentage increase was due primarily to additions to the Company's domestic sales force to replace a distributor in the New England area.

Principally due to the above factors, operating income decreased in the third quarter of fiscal 1996 by 11.9% to $12.5 million from $14.2 million in the comparable period of fiscal 1995.

Other expenses (income), net, increased to $0.8 million during the third quarter of fiscal 1996 from $(0.2) million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and gains and losses on foreign exchange transactions associated with the Company's direct sales subsidiaries, which resulted in a net loss in the third quarter of fiscal 1996 due to the increased strength of the U.S. dollar, compared to a net gain in the third quarter of fiscal 1995.

			    ARROW INTERNATIONAL, INC.

As a result of the factors discussed above, income before income taxes decreased by 18.7% to $11.6 million in the third quarter of fiscal 1996 from $14.3 million in the comparable prior period. The Company's effective tax rate increased to 37.0% in the third quarter of fiscal 1996 from 36.0% in the comparable prior period, principally as the result of generating a larger proportion of earnings in higher tax jurisdictions.

Net income in the third quarter of fiscal 1996 decreased by 20.0% to $7.3 million from $9.2 million in the comparable prior period. As a percentage of net sales, net income represented 12.7% in the three months ended May 31, 1996, compared to 16.5% in the comparable period of fiscal 1995.

Net income per common share was $.32 in the three month period ended May 31, 1996, a decrease of 20.0%, or $.08 per share from $.40 per share in the comparable prior period. Weighted average common shares outstanding increased to 23,229,437 in the third quarter of fiscal 1996 from 22,682,623 in the comparable prior period, primarily as a result of the issuance on April 7, 1995 of 325,000 shares of Common Stock in connection with the acquisition of Therex and the issuance on May 8, 1995 of 500,000 shares of Common Stock in an underwritten public offering by the Company.


Nine Months Ended May 31, 1996 Compared to Nine Months Ended May 31,
1995

Net sales for the nine months ended May 31, 1996 increased by $15.4 million, or 9.9%, to $170.8 million from $155.4 million in the same period last year. This increase was due primarily to an increase in unit volume in the Company's major product lines, including increased shipments of ARROWg+ard Blue trademark antiseptic surface treated catheter products. This increase was lower than the Company anticipated due to an unforeseen reduction in U.S. market demand, the strength of the U.S. dollar, particularly against the Japanese yen, and deferrals of some expected international dealer shipments and slower than anticipated new product introductions. Sales of critical care products increased 10.6% to $141.0 million from $127.5 million in the comparable prior period. Interventional procedure product sales increased to $29.3 million from $27.4 million, an increase of 7.0% over the comparable prior period, principally as a result of increased sales of intra-aortic balloon catheters. International sales increased by $9.6 million, or 17.7%, to 37.4% of net sales, excluding royalty income, for the nine months ended May 31, 1996, compared to 35.0% in the comparable period of fiscal 1995, principally as a result of increased sales of multi-lumen catheters and intra-aortic balloon catheters.

			   ARROW INTERNATIONAL, INC.

Health care cost containment initiatives in the U.S. have reduced demand in markets where Arrow has 80% plus market shares, and protecting that market share has eroded the Company's pricing in some instances. The Company believes that the U.S. market for many of its core products is expected to remain sluggish and competitive for the foreseeable future. However, demand in international markets is expected to continue to grow more rapidly than U.S. sales as the Company increases supply from its Mexican and new Czech Republic production facilities and expands international marketing activity. A return to the Company's traditionally higher rates of sales growth is dependent on its new products now in various stages of introduction, regulatory approval, or late stage research and development.

Gross profit increased 11.2% to $90.7 million in the nine months ended May 31, 1996, compared to $81.6 million in the same period of fiscal 1995. As a percentage of net sales, gross profit increased to 53.1% during the nine months ended May 31, 1996 from 52.5% in the comparable period of fiscal 1995, due primarily to the reduction in manufacturing costs resulting from the Company's new sterilization facility which does not require the use of freon gas, operating efficiencies created by increased production at the Company's manufacturing facility in Mexico and increased sales of higher margin ARROWg+ard Blue trademark antiseptic surface treated catheter products. This increase was lower than the Company anticipated due principally to the unfavorable impact of currency translations of foreign sales.

Research, development and engineering expenses increased by 22.4% to $10.0 million in the nine months ended May 31, 1996 from $8.2 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first nine months of fiscal 1996 to 5.9%, compared to 5.3% in the same period in fiscal 1995. These expenses increased primarily as a result of development expenses related to certain products of Therex and certain cardiac assist products.

Selling, general and administrative expenses increased by 13.0% to $39.6 million in the nine months ended May 31, 1996 from $35.0 million in the comparable prior period and increased as a percentage of net sales to 23.1% in the first nine months of fiscal 1996 from 22.5% in the comparable period of fiscal 1995. This percentage increase was due primarily to additions to the domestic direct sales force to replace a distributor in the New England area, the expansion of the Company's Japanese and European sales subsidiaries and the addition of expenses related to Therex.

			   ARROW INTERNATIONAL, INC.

Principally due to the above factors, operating income increased in the first nine months of fiscal 1996 by 7.1% to $41.1 million from $38.4 million in the comparable period of fiscal 1995.

Other expenses (income), net, increased to $1.7 million in the first nine months of fiscal 1996 from $(0.1) million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in the current nine month period compared to a net gain in the comparable prior period due to the increased strength of the U.S. dollar.

As a result of the factors discussed above, income before income taxes increased in the first nine months of fiscal 1996 by 2.2% to $39.4 million from $38.5 million in the comparable prior period. The Company's effective tax rate increased to 37.0% in the nine month period of fiscal 1996 from 36.0% in the comparable prior period, principally as a result of generating a larger proportion of earnings in higher tax jurisdictions.

Net income in the first nine months of fiscal 1996 increased by 0.6% to $24.8 million from $24.6 million in the comparable prior period. As a percentage of net sales, net income represented 14.5% during the nine months ended May 31, 1996 compared to 15.9% in the comparable period of fiscal 1995.

Net income per common share was $1.07 in the nine month period ended May 31, 1996, a decrease of 2.5%, or $.03 per share from $1.10 per share in the comparable prior period. Weighted average common shares outstanding increased to 23,230,062 from 22,500,232 between periods, primarily as a result of the issuance on April 7, 1995 of 325,000 shares of Common Stock in connection with the acquisition of Therex and the issuance on May 8, 1995 of 500,000 shares of Common Stock in an underwritten public offering by the Company.


		       Liquidity and Capital Resources

For the nine months ended May 31, 1996, net cash provided by operations was $18.7 million, a decrease of $2.1 million from the same period in the prior year. Accounts receivable, measured in day sales outstanding during the period, increased to 78 days at May 31, 1996 from 66 days at May 31, 1995 due principally to an increase in the collection period for the Company's international sales.

			   ARROW INTERNATIONAL, INC.

Net cash used in the Company's investing activities increased to $32.5 million in the nine months ended May 31, 1996 from $17.7 million in the comparable period of fiscal 1995, principally as a result of an increase of $5.5 million in capital expenditures related to the construction and equipping of the Company's new manufacturing and research facility in the Czech Republic, payment in December 1995 of the remaining $4.5 million to Cardiac Pathways Corporation ("Cardiac Pathways") pursuant to an agreement to purchase for $9.0 million preferred stock convertible into approximately 9.5% of the outstanding common stock of Cardiac Pathways, payment of a $3.0 million pre-paid royalty to Cardiac Pathways in December 1995 in exchange for certain distribution and manufacturing rights acquired by the Company upon receipt of FDA 510(k) marketing clearance in December 1995 for Cardiac Pathways' Trio/Ensemble trademark mapping catheter system and payment of $3.2 million to Microwave Medical Systems, Inc. in May 1996 for the purchase of certain technology related to the Company's microwave ablation catheter program.

Net cash provided by financing activities increased to $7.8 million in the nine month period ended May 31, 1996 from $0.6 million in the comparable period of fiscal 1995, principally as a result of an increase in borrowings under the Company's revolving credit facility, offset by repayments of long-term debt.

As of May 31, 1996, the Company had U.S. bank credit facilities providing a total of $45.0 million in revolving credit for general business purposes, of which $17.0 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $8.3 million, of which $4.2 million remained unused as of May 31, 1996. Combined borrowings under these facilities increased $17.5 million during the nine month period ended May 31, 1996.

As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for trading purposes.

			  ARROW INTERNATIONAL, INC.

During the nine month periods ended May 31, 1996 and 1995, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 26.7% and 24.4%, respectively. As of May 31, 1996, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $28.8 million mature at various dates through November 1996. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

Based upon its present plans, the Company believes that operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

			 ARROW INTERNATIONAL, INC.



PART II.        OTHER INFORMATION


Item 6.         Exhibits and reports on Form 8-K

		(a)     Exhibits

			The following exhibits will be filed as part of this Form 10-Q:

			Exhibit 10.45 Amended and Restated License Agreement, dated May 24, 1996, between Microwave Medical
					      Systems, Inc. and the Company

			Exhibit 27            Financial Data Schedule

			Exhibit 99.1 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

		(b)     Reports on Form 8-K

			No reports on Form 8-K were filed during the quarter ended May 31, 1996.

			    ARROW INTERNATIONAL, INC.

				   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					 ARROW INTERNATIONAL, INC.
					       (Registrant)



Date:  July 12, 1996                 By: /s/  John H. Broadbent, Jr.
						(signature)

					      John H. Broadbent, Jr.
					      Vice President-Finance
					      and Treasurer (Principal
					      Financial Officer and
					      Chief Accounting Officer)

				EXHIBIT INDEX




Exhibit      Description
Number       of Exhibit                          Method of Filing
- -------      -----------                         ----------------
10.45        Amended and Restated License        Filed with this report
	     Agreement, dated May 24, 1996
	     between Microwave Medical
	     Systems, Inc. and the Company.

27           *Financial Data Schedule            EDGAR


99.1         Cautionary Statement for            Page 21 of this report
	     Purposes of the Safe Harbor
	     Provisions of the Private
	     Securities Litigation Reform
	     Act of 1995













*Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

				   EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   In addition to the other information in the Company's periodic reports filed with the Securities and Exchange Commission (the "SEC"), the following risk factors should be considered in evaluating the Company and its business as well as in reviewing forward-looking statements contained in the Company's periodic reports filed with the SEC. The Company's actual results could differ materially from such forward-looking statements due to material risks and uncertainties, including, without limitation, those set forth below.

Stringent Government Regulation

	The Company's products are subject to extensive regulation by the Food and Drug Administration (the "FDA") and, in some jurisdictions, by state and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States.
With the exception of one product, the Company has, to date, obtained FDA marketing clearance only through the 510(k) premarket notification process. Certain products under development and future product applications, however, will require approval through the more rigorous Premarket Approval application ("PMA") process. The process of obtaining such clearances or approvals can be time consuming and expensive, and there can be no assurance that all clearances or approvals sought by the Company will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of the Company's products. The Company is required to adhere to applicable regulations setting forth current Good Manufacturing Practices ("GMP") which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, the Company is required to comply with FDA requirements for labeling and promotion of its products.
Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. Medical device laws and regulations with similar substantive and enforcement provisions are also in effect in many of the foreign countries where the Company does business. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes.
No assurance can be given that such changes will not have a material adverse effect on the Company.

Significant Competition and Continual Technological Change

	The markets for medical devices are highly competitive. The Company currently competes with many companies in the development and marketing of catheters and related medical devices. Some of the Company's competitors have access to greater financial and other resources than the Company. Furthermore, the markets for medical devices are characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomical by technological advances by one or more of the Company's current or future competitors. The Company's future success will depend upon its ability to develop new products and technology to remain competitive with other developers of catheters and related medical devices. The Company's business strategy emphasizes the continued development and commercialization of new products and the enhancement of existing products for the critical care and interventional procedure markets. There can be no assurance that the Company will be able to continue to successfully develop new products and to enhance existing products, to manufacture these products in a commercially viable manner, to obtain required regulatory approvals or to gain satisfactory market acceptance for such products.

Cost Pressures on Medical Technology and Proposed Health Care Reform

	The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although the Company's products are used primarily for non-optional medical procedures, the Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services, which has included and will continue to include those of the Company. In the United States, these cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. There can be no assurance that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of the Company's products.

In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.

Dependence on Patents and Proprietary Rights

	The Company owns numerous U.S. and foreign patents and has several U.S. and foreign patent applications pending. The Company also has exclusive license rights to certain patents held by third parties.
These patents relate to aspects of the technology used in certain of the Company's products. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Successful litigation against the Company regarding its patents or infringement by the Company of the patent rights of others could have a material adverse effect on the Company. In addition, there can be no assurance that pending patent applications will result in issued patents or that patents issued to or licensed-in by the Company will not be challenged or circumvented by competitors or found to be valid or sufficiently broad to protect the Company's technology or to provide it with any competitive advantage. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets.

	There has been substantial litigation regarding patent and other intellectual property rights in the medical devices industry. Historically, litigation has been necessary to enforce certain patent rights held by the Company. Future litigation may be necessary to enforce patent rights belonging to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Operations

	The Company generates significant sales outside the United States and is subject to risks generally associated with international operations, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the success of the Company's international operations. As its revenues from its international operations increase, an increasing portion of the Company's revenues and expenses are denominated in currencies other than U.S. dollars, and changes in exchange rates could have a greater effect on the Company's results of operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations and, consequently, on the Company's business, results of operations and financial condition. In addition, there can be no assurance that laws or administrative practices relating to regulation of medical devices, taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Product Liability

	The Company's business exposes it to potential product liability risks which are inherent in the testing and marketing of catheters and related medical devices. The Company's products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in an unsafe condition or injury to, or death of, the patient. The occurrence of such a problem could result in product liability claims and/or a recall of, or safety alert relating to, one or more of the Company's products. There can be no assurance that the product liability insurance maintained by the Company will be available or sufficient to satisfy all claims made against it or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business or reputation or on its ability to attract and retain customers for its products.

Risks Associated with Derivative Financial Instruments

	As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's policy prohibits the use of derivative instruments for trading purposes.

Dependence on Key Management

	The Company's success depends upon the continued contributions of Marlin Miller, Jr., its President and Chief Executive Officer, Raymond Neag, its Executive Vice President, and John H. Broadbent, Jr., its Vice-President-Finance and Treasurer, each of whom has been with the Company since its inception in 1975. Accordingly, loss of the services of one or more of these key members of management could have a material adverse effect on the business of the Company. None of these individuals has an employment agreement with the Company.