Form 10-K
period 1996-08-31
ARROW INTERNATIONAL INC
filed 1996-11-29
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     			SECURITIES EXCHANGE ACT OF 1934

      		FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			     THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 0-20212

                        ARROW INTERNATIONAL, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

PENNSYLVANIA                                                    23-1969991
(STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                           3000 BERNVILLE ROAD
                       READING, PENNSYLVANIA 19605
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                    TELEPHONE NUMBER: (610) 378-0131
         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         			    NAME OF EACH EXCHANGE
			   	TITLE OF EACH CLASS:      ON WHICH REGISTERED:
       --------------------      -------------------
             	None                       None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Common Stock, No Par Value
                          (Title of Class)

	INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

	INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.[   ]

	THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF NOVEMBER 1, 1996 WAS APPROXIMATELY $295,832,189.

	THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING ON NOVEMBER 1, 1996 WAS 23,228,899.

                   DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 15, 1997, WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER AUGUST 31, 1996, ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.


ITEM 1. BUSINESS:

	Certain of the information contained in this Form 10-K, including the discussion which follows in "Management's Discussion and Analysis of Financial Condition and Results of Operations" found in Item 7 of this Report, contain forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from such forward-looking statements, carefully review this Report, including
Exhibit 99.1 hereto, as well as other information contained in Arrow International, Inc.'s periodic reports filed with the Securities and Exchange Commission (the "SEC" or "Commission").

	Arrow International, Inc. (together with its subsidiaries, "Arrow" or the "Company") was incorporated as a Pennsylvania corporation in 1975.
Arrow develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical care medicine and interventional cardiology and radiology. The Company's critical care products are used principally for central vascular access for administration of fluids, drugs, and blood products, patient monitoring and diagnostic purposes, as well as for pain management. These products are used by anesthesiologists, critical care specialists, surgeons, cardiologists, nephrologists and emergency and trauma physicians and other health care providers. Arrow's interventional procedure products are used by interventional cardiologists, interventional radiologists and electrophysiologists for such purposes as the diagnosis and treatment of heart and vascular disease and to provide short-term cardiac assist following cardiac surgery, serious heart attack or balloon angioplasty.

	Arrow's critical care products, which were originally introduced in 1977, accounted for 82.2%, 82.2% and 84.2% of net sales in fiscal 1996, 1995 and 1994, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes trademark Multi-Lumen Catheter, a catheter equipped with three or four channels that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters which are designed for use in a variety of clinical procedures; the ARROWg+ard trademark antiseptic surface treatment that is applied to many of the Company's vascular access catheters to reduce the risk of catheter-related infection; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; and FlexTip Plus trademark epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters.

	In April 1995, the Company expanded its critical care product line by acquiring Therex Limited Partnership, a developmental stage company ("Therex"), engaged in the development, manufacture and marketing of implantable constant flow drug delivery pumps and a broad line of implantable vascular access ports used for the infusion of certain drugs over an extended period of time in connection with the treatment of cancer, other chronic diseases and chronic pain. The Company received
FDA marketing clearance in March 1996 for its Model 3000 Constant
Flow Implantable Pump for the administration of the chemotherapy drug, 2-Deoxy 5-Flourouridine (FUDR), for the treatment of liver cancer.
Broader application of the pump for use with the drug, morphine, to relieve pain is anticipated following FDA marketing clearance, which the Company expects to receive in fiscal 1997. The pump is currently used with morphine in certain international markets.

	Arrow's interventional procedure products accounted for 17.5%, 17.6% and 15.2% of net sales in fiscal 1996, 1995 and 1994, respectively. These products include cardiac assist products, such as intra-aortic balloon pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty; electrophysiology products, such as pacing and mapping catheters, which are used primarily to provide temporary pacing of the heart and to map the electrical signals which activate the heart; the Berman trademark Angiographic Catheter, which is used for pediatric cardiac angiographic procedures;
and other interventional procedure products, such as the Super Arrow-
Flex trademark sheath, which provides a kink-resistant passageway for the

                                     (2)


ITEM 1. BUSINESS (CONTINUED):

introduction of cardiac and other catheters into the vascular system. The Company entered the interventional procedure market in 1987 through the purchase of certain assets from Critikon, Inc. and, in February 1994, expanded into the field of cardiac assist by acquiring the intra-aortic balloon pump and catheter business of Kontron Instruments, Inc.
("Kontron Instruments").

	In March 1995, the Company extended its line of electrophysiology products by entering into agreements with Cardiac Pathways Corporation ("Cardiac Pathways") for certain distribution and manufacturing rights to Cardiac Pathways' Trio/Ensemble trademark mapping catheter system and Radii trademark radio frequency ablation catheters used for the diagnosis and treatment of certain cardiac tachyarrhythmias (conditions involving abnormal, potentially life-threatening electrical signals in the heart). For the Trio/Ensemble trademark mapping catheter, the Company's distribution rights are worldwide, with the exception of Japan and certain countries in Europe, where Cardiac Pathways had distribution arrangements already in place. For the Radii trademark radio frequency ablation catheter, the Company has distribution rights in Germany. The Company received FDA marketing clearance in December 1995 for the Trio/Ensemble trademark mapping catheter system and currently sells this product in the U.S. In connection with these agreements, the Company entered into an agreement with Cardiac Pathways to purchase for $9.0 million preferred stock convertible into approximately 9.5% of the then outstanding common stock of Cardiac Pathways, which was paid in two equal installments in June and December 1995. In connection with the initial public offering of Cardiac Pathways' common stock in June 1996, the Company converted its preferred stock into common stock of Cardiac Pathways representing approximately 9.2% of the outstanding common stock of Cardiac
Pathways.

	The Company received FDA marketing clearance in May 1996 for its Narrow-Flex trademark reduced diameter (8 Fr.) intra-aortic balloon catheter based on new, patented construction technology. The Company believes this catheter is the smallest available with full 40cc balloon augmentation capability, the same degree of heart pumping augmentation that previously had been available only through the use of larger diameter catheters. This smaller diameter catheter takes up less space in the femoral artery than previously available catheters and, therefore, is designed to improve blood circulation to the lower extremities. Reduced blood flow to the leg is a major complication of intra-aortic balloon pumping.

	SALES AND MARKETING

	Arrow markets its products to physicians and hospitals through a combination of direct selling and independent distributors. Within each hospital, marketing efforts are targeted to those physicians, including critical care specialists, cardiologists, anesthesiologists, interventional radiologists, electrophysiologists and surgeons, most likely to use the Company's products. Arrow's products are generally sold in the form of pre-sterilized procedure kits containing the catheters and virtually all of the related medical components and accessories needed by the clinician to prepare for and perform the intended medical procedure. Additional sales revenue is derived from equipment provided for use in connection with certain of the Company's disposable products.

	In fiscal 1996, 1995 and 1994, 61.8%, 64.3% and 69.1%,
respectively, of the Company's net sales were to U.S. customers. In this market, approximately 78% of the Company's fiscal 1996 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally generates higher gross profit margins than sales made through independent distributors.

	Internationally, the Company sells its products through ten direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico and the Czech Republic. As of November 1, 1996, independent distributors in 58 additional countries service the remainder of the world.
                                   (3)


ITEM 1. BUSINESS (CONTINUED):


	To further promote growth in international sales, in August 1993, the Company opened a 40,000 square foot manufacturing facility in Chihuahua, Mexico to support marketing initiatives in Latin America and other markets and, in January 1996, completed construction of a 65,000 square foot manufacturing and research facility in the Czech Republic, which began shipments in the fourth quarter of fiscal 1996 to support the growing European market.

	Revenues, profitability and identifiable assets attributable to significant geographic areas are presented in Note 16 to the Company's Consolidated Financial Statements, included herein.

	In general, Arrow does not produce against a backlog of customer orders; production is based primarily on the level of inventories of finished products and projections of future customer demand with the objective of shipping from stock upon receipt of orders. No single customer accounts for a material part of the Company's sales. Usage of the Company's products by hospitals and physicians has not been materially influenced by seasonal factors.

	Rapid growth in U.S. health care costs, coupled with a lack of access by some U.S. citizens to adequate health care, has resulted in numerous legislative initiatives in the U.S. Congress during the last several years. While none of these initiatives have to date resulted in substantive legislation, the intent of these initiatives was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. The increased emphasis in the U.S. on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company presently believes that this emphasis is increasing the importance of competitive prices and may continue to reduce the U.S. growth rate for certain of the Company's products. The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The
Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.

	RESEARCH AND PRODUCT DEVELOPMENT

	Arrow is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the clinical applications for which use of its products is appropriate. The principal focus of the Company's research and development effort is to identify and analyze the needs of physicians in critical care medicine and interventional cardiology and radiology, and to develop products that address these needs. The Company views ideas submitted by physicians and other health care professionals as an important source of potential research and development projects. The Company believes that these end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Most of the Company's principal products and product improvements have resulted from collaborative efforts with physicians, other health care professionals or other affiliated entities. For certain proprietary ideas, the Company pays royalties to such persons, and in many instances, incorporates such person's name in the



                                 (4)


ITEM 1. BUSINESS (CONTINUED):

tradename or trademark for the specific product. The Company also utilizes other outside consultants, inventors and medical researchers to carry on its research and development effort and sponsors research through medical associations and at various universities and teaching hospitals.

	In addition, in recent years, the Company has pursued research and development of certain specialized products in collaboration with other medical device manufacturers. Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. For example, the Company's acquisition of the intra-aortic balloon pump and catheter business of Kontron
Instruments significantly expanded its business in the field of interventional cardiology. The Company anticipates that its alliance with Cardiac Pathways will enhance its strategic presence in the field of electrophysiology, and the Company's acquisition of Therex provides it with a new product offering of implantable drug delivery devices that the Company believes represents an important addition to its critical care product line. Where appropriate, the Company plans to continue to complement its internal research and development efforts with similar acquisitions and collaborative arrangements.

	Research and development expenses totaled $14.1 million (6.1% of net sales), $11.3 million (5.3% of net sales) and $10.5 million (5.9% of net sales) in fiscal 1996, 1995 and 1994, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

	Since 1988, the Company has been developing the Arrow (registered trademark) -
Fischell Pullback Atherectomy Catheter (the "PAC") for the removal of atherosclerotic plaque.  The Company acquired certain patents relating to the technology underlying the PAC in 1990.  In conjunction with the acquisition, the Company entered into a research and development agreement under which the Company was required to make certain payments upon the PAC's achievement of specified development milestones.  In July 1995, the Company amended this agreement to modify the terms of payment of, and recognize as pre-paid royalties, such milestone payments thereunder.  Since December 1994, the
Company has been conducting human clinical trials outside the U.S.
using the PAC in coronary arteries, and in March 1995, the Company received FDA approval under an Investigational Device Exemption
("IDE") to conduct Phase I human clinical trials in the U.S. for use of the
PAC in treating atherosclerosis of coronary arteries. The Company believes that use of the device for removing plaque at arterial junctions
(bifurcations) and for debulking vessels prior to stenting is attracting increasing interest from cardiologists.  The device has been used successfully in 93 cases internationally and in 48 U.S. Phase I clinical trials, and a Phase II study prior to a FDA Premarket Approval application ("P.M.A.") is expected to begin in fiscal 1997.  Additional study sites in both the U.S. and abroad are currently being identified.
Although the Company is focusing primarily on development of the PAC for treatment of atherosclerosis in coronary arteries, the Company also has conducted Phase II clinical trials of the device under an IDE for use in treating atherosclerosis of leg arteries.

	The Company has been developing a more compact intra-aortic balloon pump to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. In fiscal 1997, the Company expects to introduce this pump in certain international markets and, later in fiscal 1997, to submit a 510(k) application for FDA marketing clearance for sale of this pump in the U.S.

	The Company began conducting clinical trials under an IDE in August 1996 for a catheter device which uses microwave energy for the ablation of cardiac tissue responsible for ventricular tachycardia. Currently marketed radio frequency ablation catheters rely on resistive heating to ablate tissue and, consequently, their effectiveness is highly dependent on physical contact with the targeted tissue and the resistive nature of the adjacent tissue. The Company's

                                  (5)


ITEM 1. BUSINESS (CONTINUED):

microwave energy ablation catheter uses radiative heating to ablate tissue and, therefore, is not as dependent on precise contact with the targeted tissue and the resiliency of the adjacent tissue. The microwave ablation catheter's radiative heating mechanism is also capable of creating deeper, wider lesions which electrophysiologists indicate are necessary for the effective treatment of ventricular tachycardia using ablation therapy. This microwave ablation catheter also incorporates several advanced features that are designed to permit continuous monitoring of catheter/tissue interface temperature, reduce the risk of tissue overheating and enhance maneuverability of the catheter to facilitate proper placement in the heart. In June 1996, the Company acquired additional exclusive, worldwide rights with respect to the technology underlying its microwave ablation catheter program from Microwave Medical Systems, Inc., the owner of the patents relating thereto, for $3.2 million.

	The Company also began conducting U.S. clinical trials in April 1996 in advance of a 510(k) Premarket Notification for its new Percutaneous Thrombolytic Device ("PTD") for use in clearing thrombosed synthetic hemodialysis grafts. This mechanical rotating device, patented by Johns Hopkins University and exclusively licensed by the Company, has shown superior graft de-clotting results in animal studies when compared with presently used methods. The IDE is designed to compare this new device with the leading currently used device in a 122 patient human clinical trial. Product introduction and physician training for the PTD is underway in selected international markets.

	In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term Left Ventricular Assist Device ("LVAD"). Although LVADs are currently used to provide short-term cardiac assist to patients awaiting heart transplants, the Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient ventricular heart function. In contrast to currently marketed LVADs, the LVAD currently under development by the Company is not intended merely as a bridge to heart transplant, but is designed, upon receipt of necessary regulatory approvals, to serve as a long-term cardiac assist device for certain patients. The Hershey Medical School LVAD has been in development for over fifteen years and has undergone extensive preclinical studies and testing. The product being developed for clinical trials will be electrically driven by a wearable battery pack transmitting power non-invasively through the skin to an implanted receiving coil that maintains a charge in batteries incorporated into the LVAD. These implanted batteries are capable of maintaining LVAD function for approximately 45 minutes without the aid of any external power source.
In fiscal 1997, the Company expects to commence long-term durability testing of its LVAD, which must be satisfactorily completed before Phase
I human clinical trials under an IDE can be commenced in the U.S. In addition, the Company currently anticipates conducting human clinical trials in Europe in fiscal 1998.

	There can be no assurance that the FDA or any foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products.

	ENGINEERING AND MANUFACTURING

	Arrow has developed the core technologies that it believes are necessary for it to design, develop and manufacture complex, high quality catheter-related medical devices. This technological capability has enabled the Company to develop internally many of the major components of its products and reduce its unit manufacturing costs. To further help reduce manufacturing costs and improve efficiency, the Company has increasingly automated the production of its high-volume products and plans to continue to make significant capital expenditures to promote efficiency and reduce operating costs.


                                  (6)


ITEM 1. BUSINESS (CONTINUED):

	Raw materials and purchased components essential to Arrow's business have typically been available within the lead times required by the Company and, consequently, procurement has not historically posed any significant problems in the operation of the Company's business. Although the Company currently maintains only one supplier for certain of its out-sourced components, it has identified alternative vendors for most of these items and, therefore, does not believe that it is dependent on any single supplier for major raw materials or components.

	PATENTS, TRADEMARKS, PROPRIETARY RIGHTS AND LICENSES

	Arrow believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. Arrow currently holds numerous U.S. patents and patent applications, as well as several foreign patents and patent applications which relate to aspects of the technology used in certain of the Company's products, including its radial artery catheter, percutaneous sheath introducer and interventional diagnostic catheter products. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any patents owned by or licensed to the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by others.

	In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its Arrow-Howes trademark Multi-Lumen Catheters and antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. The Company has in the past also granted rights in certain patents relating to its Arrow-Howes trademark Multi-Lumen Catheters to others in consideration for royalty payments. The Company also has certain proprietary rights to aspects of the technology, including certain U.S. patents, used in the PAC. See "Research and Product Development." All of the existing patents owned by or licensed to the Company expire after November 1998. The U.S. patent licensed to the Company relating to its Arrow-Howes trademark Multi-Lumen Catheter expired in February 1995. Since the expiration of this patent, the Company has not experienced significant new competition in this market and the Company does not presently believe that such competition will have a material adverse effect on the Company's business, financial condition or results of operations for the foreseeable future.

	From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Based upon information presently available to the Company, the Company knows of no legal actions involving patent claims that are currently pending or threatened against the Company. Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark
ARROW registered trademark and certain other trademarks. Arrow Electronics, Inc., a publicly traded manufacturer of electronic and computer-related products ("Arrow Electronics"), has filed notices of opposition to the Company's applications for the trademark ARROW in the United States, South Africa, Israel, Korea, Portugal, Taiwan and Thailand and sought to cancel the Company's registration in Poland. The basis for Arrow Electronics' objection is the use of such trademark for catheter systems with electronic controls or displays (e.g., the Company's KAAT II PLUS trademark intra-aortic balloon pump). Subsequent to the opposition in the United States, on December 1, 1995 the Company filed a civil action against Arrow Electronics in the United States District Court in Philadelphia ("the Action") alleging trademark infringement and unfair competition arising out of Arrow Electronics' sales in the medical field. By declaratory judgment, the Company also seeks to have its rights in such trademark confirmed. In the Action, Arrow Electronics has asserted counterclaims of trademark and trade name infringement and unfair competition against the Company and is seeking a declaratory judgment that the Company is not entitled to registration for the same reasons raised in its U.S.

                                    (7)


ITEM 1. BUSINESS (CONTINUED):

opposition. Decisions have been rendered in favor of the Company in the oppositions to the Korean and Taiwan applications and in the cancellation action in Poland; appeals have been filed by Arrow Electronics to both such decisions. A decision adverse to the Company has been received in Thailand. Trademark counsel in Thailand has recommended refiling the Company's trademark application. Decisions have not been rendered to date in the other jurisdictions. The outcome of the Action and the oppositions is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

	GOVERNMENT REGULATION

	As a manufacturer of medical devices, the Company is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding agencies of states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

	On occasion, the Company has received notifications, including warning letters, from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. The Company believes that it has been able to address or correct such deficiencies. In addition, from time to time the Company has recalled, or issued safety alerts on, certain of its products. No such warning letter, recall or safety alert has had a material adverse effect on the Company, but there can be no assurance that a warning letter, recall or safety alert would not have such an effect in the future.

	Like other medical device manufacturers, the Company in recent years has experienced extended delays in obtaining FDA clearance or approval to market new products in the U.S. The FDA review process may continue to delay the Company's new product introductions in the future. It is possible that delays in receipt of, or failure to receive, any necessary clearance or approval could have a material adverse effect on the Company.

	COMPETITION

	Arrow faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, including companies with greater financial and other resources. In response to increased concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of product differentiation and quality and that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting more effective responses to competitive pricing in an environment where the Company's ability to increase prices is limited.





                                     (8)


ITEM 1. BUSINESS (CONTINUED):

	ENVIRONMENTAL COMPLIANCE

	The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, Arrow is involved in the handling, storing and disposal of materials which are classified as hazardous. In June 1989, the Company was notified that it was among the potentially responsible parties under the Federal Comprehensive Environmental Response,
Compensation and Liability Act of 1980, as amended ("CERCLA"), for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility. The Company was notified by the U.S. Environmental Protection Agency ("EPA") in September 1995 of the means by which it may resolve its alleged liability with respect to the conduct of a remedial investigational feasibility study at this facility and of the opportunity to participate with other small waste contributors to this facility in a de minimis settlement which the EPA believes is likely to be appropriate for this facility. In December 1995, the Company indicated its interest in entering into such a de minimis settlement. In November
1991, the EPA made a formal request for information regarding the nature of the Company's waste that was transported to a municipal landfill which is included on the National Priority List under CERCLA. In
June 1994, the Company, together with 16 other parties, was named in a complaint filed by a group of five companies seeking to recover costs incurred as a result of an EPA order directing such companies to take certain response actions in connection with environmental contamination of this landfill. The Company has been informed that further investigation as to the identification of additional potentially responsible parties is ongoing and, therefore, no determination has yet been made as to allocation of responsibility for such actions. CERCLA imposes strict joint and several liability for the costs of investigating and remediating certain contaminated properties. Although the costs of investigation, study and remediation at the sites referred to above may be substantial, the Company, based on present information, does not believe that its share of the liability for such matters will have a material adverse effect on its business, financial condition or results of operations. Therefore, the Company has not accrued any amounts toward such liability.

	The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make capital and operational expenditures for protection of the environment, it does not anticipate that those expenditures will have a material adverse effect on its business, financial condition or results of operations.

	PRODUCT LIABILITY AND INSURANCE

	The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability. The Company's products are often used in intensive care settings with seriously ill patients. While the Company believes that, based on claims made against the Company in the past, the amount of product liability insurance maintained by the Company has been adequate, there can be no assurance that the amount of such insurance will be sufficient to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts.

	EMPLOYEES

	As of November 1, 1996, Arrow had 1,668 full-time employees. All of the Company's hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in September 1997. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.


                                     (9)


ITEM 1. BUSINESS (CONTINUED):

	EXECUTIVE OFFICERS

	The executive officers of the Company and their ages and positions as of November 1, 1996 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

	Name                    Age     Current Position
 ----                    ---     ----------------
Marlin Miller, Jr.       64      President

Raymond Neag             65      Executive Vice President

John H. Broadbent, Jr.   58      Vice President-Finance
			                               and Treasurer

T. Jerome Holleran       60      Vice President
                                  and Secretary

Philip B. Fleck          52      Vice President-Research
			                               and Manufacturing

Paul L. Frankhouser      51      Vice President-Marketing

Thomas D. Nickel         57      Vice President-Regulatory Affairs
			                               and Quality Assurance

Keith S. Bair            40      Controller

Mr. Miller has served as President and Chief Executive Officer and a director of the Company since it was founded in 1975. Mr. Miller is also President and a director of Arrow Precision Products, Inc. a corporation controlled by principal shareholders of the Company ("Precision"), and devotes approximately 10% of his business time to Precision. He is a director of Carpenter Technology Corporation, a manufacturer of specialty steel, and CoreStates Financial Corp., a financial institution.

Mr. Neag has served as Executive Vice President since April 1992 and prior thereto served as Senior Vice President of the Company. Mr. Neag has been an officer and a director of the Company since it was founded in 1975. Mr. Neag also serves as Secretary and a director of Precision.

Mr. Broadbent has served as Vice President - Finance, Treasurer and a director of the Company since it was founded in 1975. Mr. Broadbent also serves as Vice President-Finance, Treasurer and a director of Precision, and devotes approximately 10% of his business time to Precision.

Mr. Holleran has served as Vice President, Secretary and a director of the Company since it was founded in 1975. Since February 1986, Mr. Holleran has also been Vice President, Chief Operating Officer and a director of Precision. Mr. Holleran devotes approximately 90% of his business time to Precision and approximately 10% of his business time to Arrow. Since 1991, Mr. Holleran has served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products until the sale in June 1996 of a portion of its business to the Company and the remainder to an unrelated third party.



                                   (10)



ITEM 1. BUSINESS (CONTINUED):

Mr. Fleck has served as Vice President - Research and
Manufacturing of the Company since June 1994.  From 1986 to June
1994, Mr. Fleck served as Vice President - Research and Engineering of the Company. From 1975 to 1986, Mr. Fleck served as Engineering
Manager of the Company.

Mr. Frankhouser has served as Vice President-Marketing of the Company since 1986. From 1980 to 1986, Mr. Frankhouser served as
Manager of Marketing of the Company.

Mr. Nickel has served as Vice President-Regulatory Affairs and
Quality Assurance of the Company since 1991. From 1986 to 1991, Mr. Nickel served as Director of Regulatory Affairs and Quality Assurance of the Company.

Mr. Bair has served as Controller of the Company since 1991. From 1984 to 1991, Mr. Bair served as General Accounting Manager of the Company.


ITEM 2.  PROPERTIES:


	The Company's corporate headquarters and principal research center are located in Reading, Pennsylvania in a 165,000 square foot facility completed in January 1992. This facility, which also includes manufacturing space, is located on 126 acres, a portion of which is subject to mortgage and related arrangements entered into in connection with a financing in the outstanding principal amount of $2.1 million as of August 31, 1996.

	Other major properties owned by the Company include a 130,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania (of which approximately 34,000 square feet is leased to Precision); a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey, which became operational in December 1993; and a 65,000 square foot manufacturing and research facility in the Czech Republic, which became operational in January 1996.

	In addition, the Company leases a 55,000 square foot manufacturing facility in Everrett, Massachusetts and a 12,000 square foot manufacturing facility in Walpole, Massachusetts. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain and Greece, sales office space in Mexico and warehouse space in California.

	The Company considers all of its facilities to be in good condition and adequate to meet the present and reasonably foreseeable needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS:

	The Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions will not materially adversely affect the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

	No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996, through the solicitations of proxies or otherwise.


                                   (11)


                                  PART II

ITEM 5. MARKETS FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS:

	The Company's common stock has traded publicly on the Nasdaq National Market System under the symbol "ARRO" since June 9, 1992, the date that its common stock was initially offered to the public. The table below sets forth the high and low sale prices of the Company's common stock as reported by the Nasdaq National Market System and the quarterly dividends per share declared by the Company during the last eight fiscal quarters:

Quarter Ended          High       Low             Dividends
=============         ======================================

August 31, 1996         40 3/8     21              $.040
May 31, 1996            45         38 1/2           .040
February 29, 1996       46 3/4     35               .040
November 30, 1995       48 3/4     38 3/4           .035


August 31, 1995         45 1/4     37              $.035
May 31, 1995            39 3/4     29 3/4           .035
February 28, 1995       37 1/4     27               .035
November 30, 1994       28 3/4     22 3/4           .030



	As of November 1, 1996, there were approximately 985 registered shareholders of the Company's common stock.







                                     (12)


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

	The following selected consolidated financial data for the years ended August 31, 1996, 1995, 1994, 1993 and 1992 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 1996 and 1995 and for each of the three years in the period ended August 31, 1996 together with the notes thereto and the related report of Coopers & Lybrand L.L.P., independent accountants, are included elsewhere herein. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere herein.


	                                    	1996     1995     1994     1993     1992
                                   -------- -------- -------- -------- --------
                                     	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:

Net sales                          $229,945 $213,014 $178,777 $150,157 $133,353
Cost of goods sold(1)               107,272  100,343   86,586   73,640   68,707
  Gross profit                      122,673  112,671   92,191   76,517   64,646
Operating expenses(1)
  Research, development
   and engineering                   14,106   11,305   10,462    9,578    8,179
  Selling, general,
   and administrative                54,154   48,119  	37,453   30,555   26,169
   Total operating expenses          68,260   59,424   47,915   40,133   34,348
Operating income                     54,413   53,247   44,276   36,384   30,298
Patent litigation
 settlement (income) (2)                -        -        -      		-     (7,000)
Other expenses (income), net          2,300     (569)    (812)    (879)  (1,154)
Income before income taxes and
   cumulative effect of change in
   accounting principle              52,113   53,816   45,088   37,263   38,452
Provision for income taxes           19,282   19,374   16,232   13,564   14,381
                                   -------- -------- -------- -------- --------
Income before cumulative effect of
  change in accounting principle     32,831   34,442   28,856   23,699   24,071
Cumulative effect of change in accounting
  principle, net of tax (3)             -        -        -      		-     (3,380)
                                   -------- -------- -------- -------- --------
Net income                         $ 32,831 $ 34,442 $ 28,856 $ 23,699 $ 20,691
                                   ======== ======== ======== ======== ========

Income per common share before
  cumulative effect of change in
  accounting principle (4)         $   1.41 $   1.52 $   1.29 $   1.06 $   4.74
Cumulative effect of change in
  accounting principle (4)              -        -        -      		-       (.81)
                                   -------- -------- -------- -------- --------
Net income per common share (4)    $   1.41 $   1.52 $  	1.29 $   1.06 $   3.93
                                   ======== ======== ======== ======== ========
Cash dividends declared per
 common share (4)                  $   .155 $   .135 $   .115 $   .095 $    .30
Weighted average shares
 outstanding (4)                     23,230   22,684  	22,394   22,355    5,186



                                     (13)


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED):


                               		1996      1995     1994      1993      1992
                              --------  --------  --------  --------  --------
	                                     	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BALANCE SHEET DATA:

Working capital               $ 55,086  $ 52,863  $ 32,437  $ 29,730  $ 32,237
Total assets                   299,421   262,510   209,720   141,003  	119,706
Notes payable and current
 maturities of long-term debt   34,001    23,508   	18,580     4,554     2,213
Long-term debt, excluding
 current maturities             15,988    20,463   	32,003     2,794     9,614
Shareholders' equity           219,774   190,937   132,803   106,362    84,787


(1) Cost of sales and operating expenses include non-recurring charges for vesting of restricted stock as of the Company's initial public offering on June 9, 1992. For the year ended August 31, 1992, these charges were $202 to cost of goods sold and $789 to operating expenses.

(2) This patent litigation settlement had the effect of increasing net income and net income per common share by $4,382 and $.20 (after giving effect to the recapitalization of the Company effected on June 9, 1992 in connection with the Company's initial public offering pursuant to which each previously outstanding share of the Company's Class A common stock and Class B common stock was converted into 5.0 and
5.25 shares of the Company's common stock, respectively (the
"Recapitalization").

(3) In conjunction with the adoption of SFAS 106, the Company elected to recognize immediately the accumulated postretirement benefit obligation for current and future retirees. This had the effect of decreasing net income per common share in fiscal 1992 by $0.15
(after giving effect to the Recapitalization).

(4) Historical basis before giving effect to the Recapitalization for the year ended August 31, 1992. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Earnings per Common Share adjusted for the Recapitalization.




                                    (14)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

	The following discussion includes certain forward-looking statements.  Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements.  For a discussion of important factors that could cause actual results to differ materially from the forward-looking statements, see Exhibit 99.1 to this
Report and the Company's periodic reports and other documents filed with the Commission.

                             RESULTS OF OPERATIONS

The following table presents for the three years ended August 31, 1996 statements of income expressed as a percentage of net sales and the period-to-period changes in the dollar amounts of the respective line items.

                                                           	Period-to-Period
      	                     	Percentage of Net Sales      	Percentage Increase
                             -----------------------       -------------------
		                                                      			1996   1995   1994
		                           	Year ended August 31,         vs     vs     vs
                             -----------------------
		                            1996    1995     1994        1995   1994   1993
                             -----   -----    -----       -----  -----  -----
Net sales                    100.0%  100.0%   100.0%       	7.9%  19.2%  19.1%
Gross profit                  53.3    52.9     51.6         8.9   22.2   20.5
Operating expenses:
 Research, development
  and engineering              6.1     5.3      5.9       	24.8    8.1    9.2
 Selling, general and
	 administrative              23.5    22.6     20.9        12.5   28.5   22.6
                             -----   -----    -----       -----  -----  -----
Operating income              23.7    25.0     24.8        	2.2   20.3   21.7
Other expenses (income), net   1.0    (0.3)    (0.4)         *      *      *
Income before income taxes and
 cumulative effect of change
 in accounting principle      22.7    25.3     25.2        (3.2)  19.4   21.0
Provision for income taxes     8.4     9.1      9.1        (0.5)  19.4   19.7
Income before cumulative
 effect of change in
 accounting principle         14.3    16.2     16.1        (4.7)  19.4   21.8
Cumulative effect of change
 in accounting principle       -       -        -            -      -      -
                             -----   -----    -----       -----  -----  -----
Net income                    14.3    16.2     16.1        (4.7)  19.4   21.8

* Not a meaningful comparison




                                     (15)


FISCAL 1996 COMPARED TO FISCAL 1995

Net sales increased by $16.9 million, or 7.9%, to $229.9 million in fiscal
1996 from $213.0 million in fiscal 1995. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to an increase in unit volume in the Company's major product lines, including increased shipments of ARROWg+ard trademark
Blue registered trademark antiseptic surface treated catheter products. Sales of critical care products increased 8.1% to $189.1 million from $175.0 million in fiscal 1995. Sales of interventional procedure products increased 7.4% to $40.3 million from $37.5 million in the previous year. International sales increased by $11.8 million, or 15.5%, to 38.2% of net sales, excluding royalty income, in fiscal 1996, compared to 35.7% in the prior year, principally as a result of growth in shipments of multi-lumen catheters and intra-aortic balloon catheters. The percentage of net sales attributable to the Company's direct sales force increased in fiscal 1996 to approximately 75% from approximately 72% in fiscal 1995, principally as a result of the Company's gradual conversion of dealer-based sales to direct sales.

This increase in net sales was lower than the Company anticipated due to an unforeseen reduction in the rate of growth in the U.S. market for certain high volume products, the strength of the U.S. dollar, particularly against the Japanese yen, and slower than anticipated new product introductions.
Health care cost containment initiatives in the U.S. have reduced growth in demand in markets where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company anticipates that new sales and marketing strategies will result in increased U.S. sales of several products in fiscal 1997; however, U.S. demand for certain of the Company's core products is expected to remain sluggish. The Company also anticipates that demand in fiscal 1997 in international markets will continue to grow more rapidly than U.S. sales as the Company increases supply from its Mexico and new
Czech Republic production facilities and expands international marketing activity. A return to the Company's traditionally higher rates of sales growth is dependent on its new products now in various stages of development or market introduction, as well as timely receipt of required regulatory approvals and timely completion of late stage research and development programs.

Gross profit increased 8.9% to $122.7 million in fiscal 1996 from $112.7 million in fiscal 1995. As a percentage of net sales, gross profit improved to 53.3% in fiscal 1996 from 52.9% in the prior year, due primarily to the reduction in manufacturing costs resulting from the Company's new sterilization facility which does not require the use of freon gas, operating efficiencies created by increased production at the Company's manufacturing facility in Mexico and increased sales of higher margin
ARROWg+ard trademark Blue registered trademark antiseptic surface treated catheter products. This increase was lower than the Company anticipated due principally to the unfavorable impact of currency translations of foreign sales.

Research, development and engineering expenses in fiscal 1996 increased by 24.8% to $14.1 million from $11.3 million in fiscal 1995. As a percentage of net sales, these expenses increased to 6.1% in fiscal 1996 compared to 5.3% in fiscal 1995. These expenses increased primarily as a result of development expenses related to certain products of Therex, which was acquired in April 1995, and certain cardiac assist products.

Selling, general and administrative expenses increased by 12.5% to $54.1 million during fiscal 1996 from $48.1 million in the previous year, and increased as a percentage of net sales to 23.5% in fiscal 1996 compared to 22.6% in fiscal 1995. This percentage increase was due primarily to additions to the domestic direct sales force to replace a distributor in the New England area, the expansion of the Company's Japanese and European sales subsidiaries and the addition of expenses related to Therex.




                                   (16)


FISCAL 1996 COMPARED TO FISCAL 1995 (CONTINUED):

Principally due to the above factors, operating income increased 2.2% to $54.4 million in fiscal 1996 from $53.2 million in fiscal 1995.

Other expenses (income), net, increased to $2.3 million in fiscal 1996 from $(0.6) million in fiscal 1995. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in fiscal 1996, compared to a net gain in the prior fiscal year, due to the increased strength of the U.S. dollar.

As a result of the factors discussed above, income before income taxes decreased in fiscal 1996 by 3.2% to $52.1 million from $53.8 million in fiscal 1995. The effective income tax rate increased to 37.0% in fiscal
1996 from 36.0% in fiscal 1995, principally as a result of generating a larger proportion of earnings in higher tax jurisdictions and the reduction in the benefit of the research and development tax credit prior to its reinstatement on July 1, 1996.

Net income in fiscal 1996 decreased by 4.7% to $32.8 million from $34.4 million in fiscal 1995. As a percentage of net sales, net income represented 14.3% in fiscal 1996 compared to 16.2% in the previous year.

Net income per common share decreased to $1.41 for fiscal 1996, a decrease of $.11, or 6.9% per share, from $1.52 per share in fiscal 1995. Weighted average common shares outstanding increased to 23,229,687 in fiscal 1996 from 22,684,480 in fiscal 1995 as a result of the issuance on April 7, 1995 of 325,000 shares of Common Stock in connection with the acquisition of Therex and the issuance on May 8, 1995 of 500,000 shares of Common Stock in an underwritten public offering by the Company.

FISCAL 1995 COMPARED TO FISCAL 1994

Net sales increased by $34.2 million, or 19.2%, to $213.0 million in fiscal
1995 from $178.8 million in fiscal 1994. This increase was due primarily to an increase in unit volume in the Company's major product lines, the favorable impact of currency translations of foreign sales, increased shipments of ARROWg+ard trademark Blue registered trademark antiseptic surface treated catheter products and sales of intra-aortic balloon pumps and catheters. Sales of critical care products increased 16.2% to $175.0 million from $150.6 million in fiscal 1994. Sales of interventional procedure products increased 37.8% to $37.5 million from $27.2 million in the previous year. International sales increased by $20.9 million, or 37.9%, to 35.7% of net sales, excluding royalty income, in fiscal 1995, compared to 30.9% in the prior year, principally as a result of growth in shipments of multi-lumen catheters, the favorable impact of currency translations of foreign sales and sales of intra-aortic balloon pumps and catheters. The increase in international sales as a percentage of net sales was attributable principally to sales of intra-aortic balloon pumps and catheters and faster growth in international sales, as compared to U.S. sales, of the Company's principal product lines. The percentage of net sales attributable to the Company's direct sales force increased in fiscal 1995 to approximately 72% from approximately 70% in fiscal 1994, principally as a result of the Company's gradual conversion of dealer-based sales to direct sales.

Gross profit increased 22.2% to $112.7 million in fiscal 1995 from $92.2 million in fiscal 1994. As a percentage of net sales, gross profit improved to 52.9% in fiscal 1995 from 51.6% in the prior year, due primarily to the favorable impact of currency translations of foreign sales and a more profitable product and distribution mix. This impact was partially offset by higher sterilization costs resulting from the rising price of, and increasing excise tax imposed on, freon gas, which the Company used in its ethylene oxide sterilization process. The Company's new sterilization facility that does not require the use of freon gas became operational in May 1995. Because the Company uses the first-in, first-out (FIFO) method of inventory accounting, the Company did not realize lower costs through the use of this facility until late in the fourth quarter of fiscal 1995.


                                   (17)


FISCAL 1995 COMPARED TO FISCAL 1994 (CONTINUED):

Research, development and engineering expenses in fiscal 1995 increased by 8.1% to $11.3 million from $10.5 million in fiscal 1994. As a percentage of net sales, these expenses decreased to 5.3% in fiscal
1995 compared to 5.9% in fiscal 1994. In July 1995, the Company amended its Arrow-Fischell trademark Pullback Atherectomy Catheter research and development and license agreements to modify the terms of payment of, and recognize as pre-paid royalties, certain milestone payments thereunder. These amendments have eliminated the need to make additional accruals toward these milestone payments under the research and development agreement.

Selling, general and administrative expenses increased by 28.5% to $48.1 million during fiscal 1995 from $37.5 million in the previous year, and increased as a percentage of net sales to 22.6% in fiscal 1995 compared to 20.9% in fiscal 1994. This percentage increase was due primarily to the relocation and expansion of the Company's sales offices and warehouse in Japan; the unfavorable impact of currency translations of foreign subsidiary operating expenses; the addition of sales and marketing expenses related to the Company's intra-aortic balloon pump and catheter business; operating expenses related to Arrow Iberia, the Company's direct sales subsidiary in Spain; and the amortization of goodwill resulting from the Company's acquisition of the intra-aortic balloon pump and catheter business of Kontron Instruments.

Principally due to the above factors, operating income increased 20.3% to $53.2 million in fiscal 1995 from $44.3 million in fiscal 1994.

Other expenses (income), net, decreased to $(0.6) million in fiscal 1995 from $(0.8) million in fiscal 1994. Other expenses (income), net, consists principally of gains on foreign exchange transactions associated with the Company's direct sales subsidiaries, which resulted in net gains in both periods, but were offset in fiscal 1995 and 1994 by interest expense of approximately $2.0 million and $1.0 million, respectively, on debt incurred primarily in connection with the acquisition of the Company's intra-aortic balloon pump and catheter business.

As a result of the factors discussed above, income before income taxes increased in fiscal 1995 by 19.4% to $53.8 million from $45.1 million in fiscal 1994. The effective income tax rate was 36.0% in both fiscal 1995 and fiscal 1994.

Net income in fiscal 1995 increased by 19.4% to $34.4 million from $28.9 million in fiscal 1994. As a percentage of net sales, net income represented 16.2% in fiscal 1995 compared to 16.1% in the previous year.

Net income per common share increased to $1.52 for fiscal 1995, an increase of $.23, or 17.8% per share, from $1.29 per share in fiscal 1994. Weighted average common shares outstanding increased to 22,684,480 in fiscal 1995 from 22,393,517 in fiscal 1994 as a result of the issuance on April 7, 1995 of 325,000 shares of Common Stock in connection with the acquisition of Therex and the issuance on May 8, 1995 of 500,000 shares of Common Stock in an underwritten public offering by the Company.




                                  (18)


The following table compares Historical Earnings per Common Share with Earnings per Common Share adjusted for the Recapitalization, retroactive to the earliest year presented:


HISTORICAL DATA:                       1996    1995    1994    1993    1992
                                      ------  ------  ------  ------  ------
Income per common share
  before cumulative effect of
  change in accounting principle      $ 1.41  $ 1.52  $ 1.29  $ 1.06  $ 4.74
Cumulative effect of change in
  accounting principle                   -       -       -       -      (.81)
                                      ------  ------  ------  ------  ------
Net income per common share           $ 1.41  $ 1.52  $ 1.29  $ 1.06  $ 3.93
                                      ------  ------  ------  ------  ------
Weighted average shares
  outstanding (000 omitted)           23,230  22,684  22,394  22,355   5,186
                                      ------  ------  ------  ------  ------

RECAPITALIZED DATA:
Income per common share
  before cumulative effect of
  change in accounting principle                                      $ 1.10
Cumulative effect of change in
  accounting principle                                                  (.15)
                                                                      ------
Net income per common share                                           $ . 95
                                                                      ------
Weighted average shares
  outstanding (000 omitted)                                           21,831
                                                                      ------

LIQUIDITY AND CAPITAL RESOURCES

For the year ended August 31, 1996, net cash provided by operations was $31.5 million, an increase of $2.6 million from the prior year. This increase was due primarily to changes in operating assets and liabilities. Accounts receivable increased by $6.8 million for the year ended August 31, 1996, compared to an $8.2 million increase in the prior year.
Accounts receivable, measured in days sales outstanding, increased to 76 days at August 31, 1996, from 67 days at August 31, 1995, due principally to an increase in the collection period for the Company's international sales.

Net cash used in the Company's investing activities increased to $38.5 million in fiscal 1996 from $29.0 million in the prior year, principally as a result of an increase of $5.7 million in capital expenditures related to the construction and equipping of the Company's new manufacturing and research facility in the Czech Republic, payment in December 1995 of the remaining $4.5 million to Cardiac Pathways pursuant to an agreement to purchase for $9.0 million preferred stock convertible into approximately 9.5% of the then outstanding common stock of Cardiac
Pathways, payment of a $3.0 million pre-paid royalty to Cardiac
Pathways in December 1995 in exchange for certain distribution and manufacturing rights acquired by the Company upon receipt of FDA
510(k) marketing clearance in December 1995 for Cardiac Pathways' Trio/Ensemble trademark mapping catheter system and payment of $3.2 million to Microwave Medical Systems, Inc. in May 1996 for the purchase of certain technology related to the Company's microwave ablation catheter program.

Net cash provided by financing activities decreased to $2.4 million in fiscal 1996 compared to $5.6 million in fiscal 1995. This change resulted principally from an increase in borrowings under the Company's revolving credit facility, offset by repayments of long-term debt.





                                   (19)


As of August 31, 1996, the Company had U.S. bank credit facilities providing a total of $55.0 million in available revolving credit for general business purposes, of which $31.0 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $8.9 million, of which $5.2 million remained unused as of August 31, 1996. Combined borrowing under these credit facilities increased $13.2 million and $3.5 million during the years ended August 31, 1996 and 1995, respectively.

During fiscal 1996, 1995 and 1994, the percentage of the Company's sales invoiced in currencies other than the U.S. dollar was 27.0%, 25.1% and 19.5%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 1, 1996, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $20.8 million mature at various dates through May 1997. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Based upon its present plans, the Company believes that its working capital, operating cash flow and available credit sources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.




                                      (20)


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See Item 14 (a) (1) and (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

	Not applicable.




                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

	Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 1997 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein in
Part I under the caption "Executive Officers."


ITEM 11. EXECUTIVE COMPENSATION:

	Information regarding executive compensation of Arrow's directors and executive officers will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT:

	Information regarding beneficial ownership of the Company's common stock by certain beneficial owners and by management of the Company will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

	Information regarding certain relationships and related transactions with management of the Company will be included in the Proxy
Statement and is incorporated herein by reference.




                                   (21)


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:

	(a) (1)  The following financial statements of the Company are filed as part of this Form 10-K.
                                                   		   			Page
                                                           ----
	1.      Report of Independent Accountants                  24

	2.      Consolidated Balance Sheets at
       		August 31, 1996 and 1995                         	25,26

	3.      Consolidated Statements of Income
        	for the years ended August 31, 1996,
       		1995 and 1994                                      27

	4.      Consolidated Statements of Cash Flows
       		for the years ended August 31, 1996,
	       	1995 and 1994                                    	28,29

	5.      Consolidated Statements of Changes in
       		Shareholders' Equity for the years ended
       		August 31, 1996, 1995 and 1994                     30

	6.      Notes to Consolidated Financial Statements        31-45

	(a) (2)  The following financial statement schedules of the Company are filed as part of this Form 10-K:
                                                       				Page
                                                           ----
	1.      Report of Independent Accountants on
       		Financial Statement Schedule                       46

	2.      Schedule II - Valuation and Qualifying Accounts    47

	Other statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

	(a) (3) See Exhibit Index on pages 48 through 58 hereof for a list of the Exhibits filed or incorporated by reference as part of this report.

	(b)   Reports on Form 8-K:

     		None



                                    (22)


                                  SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    				ARROW INTERNATIONAL, INC.



                                    				By:  /s/ John H. Broadbent, Jr.
                                             --------------------------
                                     				     John H. Broadbent, Jr.
				                                          Vice President-Finance
				                                          and Treasurer

Dated:  November 27, 1996


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures      Title                                         	Date

/s/ Marlin Miller, Jr.          Director, President and   	November 27, 1996
--------------------------
(Marlin Miller, Jr.)            Chief Executive Officer
                             		(Principal Executive
                              		Officer)

/s/ Raymond Neag                Director, Executive       	November 27, 1996
--------------------------
(Raymond Neag)                  Vice President

/s/ John H. Broadbent, Jr.      Director, Vice President- 	November 27, 1996
--------------------------
(John H. Broadbent, Jr.)        Finance and Treasurer
	                             	(Principal Financial
		                              Officer and Principal
                               	Accounting Officer)

/s/ T. Jerome Holleran          Director, Vice President, 	November 27, 1996
--------------------------
(T. Jerome Holleran)            Secretary


/s/ Robert L. McNeil, Jr.       Director                  	November 27, 1996
--------------------------
(Robert L. McNeil, Jr.)

/s/ Richard T, Niner            Director                  	November 27, 1996
--------------------------
(Richard T. Niner)

/s/ George W. Ebright           Director                   November 27, 1996
--------------------------
(George W. Ebright)







                                   (23)




Coopers
& Lybrand


                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
 and Shareholders of
 Arrow International, Inc.:

We have audited the accompanying consolidated balance sheets of Arrow International, Inc. as of August 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow International, Inc. as of August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.





COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
September 27, 1996





                                    (24)


                          ARROW INTERNATIONAL, INC.

                        CONSOLIDATED BALANCE SHEETS

          (All Dollar Amounts in Thousands, Except Share Amounts)





                                                August 31,
                                        ------------------------
			                                       	1996           1995
                                        ---------      ---------
ASSETS

Current assets:
	Cash and cash equivalents              $   4,807      $   9,453
	Accounts receivable, less
  allowance for doubtful accounts
		of $774 and $650 in 1996 and
  1995, respectively                       50,093         43,399
	Inventories                               43,509         33,887
	Prepaid expenses and other                 9,575          8,806
	Deferred income taxes                      2,709          1,129
                                        ---------      ---------
		Total current assets                    110,693         96,674
                                        ---------      ---------

Property, plant and equipment:
	Land and improvements                      5,520          5,486
	Buildings and improvements                71,674         61,381
	Machinery and equipment                   65,457         54,823
	Construction-in-progress                  15,900         14,419
                                        ---------      ---------
                                      				158,551        136,109
Less accumulated depreciation             (49,552)       (40,088)
                                        ---------      ---------
			                                      	108,999         96,021
                                        ---------      ---------

Goodwill, net of accumulated
 amortization of $6,730
	and $4,185 in 1996 and
 1995, respectively                        51,754         54,533
Intangible and other assets,
 net of accumulated amortization of
	$6,894 and $5,802 in 1996 and
 1995, respectively                        27,975         13,007
Deferred income taxes                        -             2,275
                                        ---------      ---------

		Total assets                          $ 299,421      $ 262,510
                                        =========      =========



               See notes to consolidated financial statements

                                 Continued

                                    (25)


                          ARROW INTERNATIONAL, INC.

                     CONSOLIDATED BALANCE SHEETS, continued

             (All Dollar Amounts in Thousands, Except Share Amounts)


         	                                         August 31,
                                           -------------------------
	     		    	                                 1996            1995

LIABILITIES

Current liabilities:
	Current maturities of long-term debt      $   6,293       $   8,969
	Notes payable                                27,708          14,539
	Accounts payable                              8,079           6,729
	Accrued liabilities                           6,297           5,715
	Accrued compensation                          5,493           6,264
	Accrued income taxes                          1,738           1,595
                                           ---------       ---------
		Total current liabilities                   55,607          43,811

Long-term debt                                15,988          20,463
Accrued postretirement benefit obligation      7,577           7,299
Deferred income taxes                            476             -
Commitments and contingencies




SHAREHOLDERS' EQUITY

Preferred Stock, no par value;
	5,000,000 shares authorized;
	none issued                                     -               -
Common stock, no par value;
	50,000,000 shares authorized;
	issued 26,478,813
	shares in 1996 and 1995                      45,580          45,608
Retained earnings                            183,502         154,272
	Less cost of treasury stock:
		3,249,914 and 3,247,805 shares
		in 1996 and 1995, respectively              (8,308)         (8,240)
Cumulative translation adjustment               (532)            -
Unearned compensation                           (469)           (703)
                                           ---------       ---------

		Total shareholders' equity                 219,773         190,937
                                           ---------       ---------

		Total liabilities and
  shareholders' equity                     $ 299,421       $ 262,510
                                           =========       =========


             See notes to consolidated financial statements

                                    (26)


                         ARROW INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

         (All Dollar Amounts in Thousands, Except per Share Amounts)



                	                        for the years ended August 31,
                                      ----------------------------------
	                                       	1996        1995         1994
                                      ---------   ---------    ---------

Net sales                             $ 229,945   $ 213,014    $ 178,777
Cost of goods sold                      107,272     100,343       86,586
                                      ---------   ---------    ---------
  Gross profit                          122,673     112,671       92,191
                                      ---------   ---------    ---------
Operating expenses:
  Research, development
   and engineering                       14,106      11,305       10,462
  Selling, general
   and administrative                    54,154      48,119       37,453
                                      ---------   ---------    ---------
	                                       	68,260      59,424       47,915
                                      ---------   ---------    ---------
   Operating income                      54,413      53,247       44,276
                                      ---------   ---------    ---------
Other expenses (income):
	Interest expense, net
  of amounts capitalized                  1,849       1,974        1,024
	Interest income                           (611)       (239)        (130)
	Other, net                               1,062      (2,304)      (1,706)
                                      ---------   ---------    ---------
	                                        	2,300        (569)        (812)
                                      ---------   ---------    ---------
Income before income taxes               52,113      53,816       45,088

Provision for income taxes               19,282      19,374       16,232
                                      ---------   ---------    ---------

  Net income                          $  32,831   $  34,442    $  28,856
                                      =========   =========    =========





Net income per common share          $     1.41  $     1.52   $     1.29
                                     ==========  ==========   ==========
Cash dividends per common share      $     .155  $     .135   $     .115
                                     ==========  ==========   ==========
Weighted average shares outstanding  23,229,867  22,684,480   22,393,517
                                     ==========  ==========   ==========




               See notes to consolidated financial statements

                                    (27)


                           ARROW INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (All Dollar Amounts in Thousands)



                                            for the years ended August 31,
                                            ------------------------------
                                               1996       1995      1994
                                            --------   --------   --------
Cash flows from operating activities:
  Net income                                $ 32,831   $ 34,442   $ 28,856
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                  9,746     	8,087     	6,985
   Amortization of intangible assets           3,637     	3,378     	2,043
   Amortization of unearned compensation         210       	226        160
   Deferred income taxes                       1,171     	2,113    	(1,874)
   Other                                        (157)      	304       	352
   Changes in operating assets and liabilities:
    Accounts receivable                       (6,819)    (8,178)   	(6,665)
       Inventories                            (9,623)   	(7,225)   	(2,147)
       Prepaid expenses and other               (769)   	(3,325)     	(112)
       Accounts payable and
        accrued liabilities                    1,931    	(2,094)   	(1,031)
       Accrued compensation                     (771)    	1,115        546
       Accrued income taxes                      143        	67    	(2,065)
                                            --------   --------   --------
	       Total adjustments                     (1,301)   	(5,532)    (3,808)
                                            --------   --------   --------
	        Net cash provided by
          operating activities                31,530     28,910    	25,048
                                            --------   --------   --------
Cash flows from investing activities:
   Capital expenditures, net                 (22,724)   (17,275)   (16,970)
   Increase in intangible and other assets   (15,826)    (5,330)    (6,079)
   Cash paid for business acquired              -        (6,442)   (41,417)
                                            --------   --------   --------
	        Net cash used in
          investing activities               (38,550)   (29,047)   (64,466)
                                            --------   --------   --------
Cash flows from financing activities:
   Increase in notes payable                  13,168      3,453      8,384
   Proceeds from issuance of long-term debt   12,037      4,967     40,280
   Principal payments of long-term debt      (19,187)   (15,033)    (5,430)
   Proceeds from issuance of common stock       -        15,293       -
  	Dividends paid                             (3,601)    (3,083)    (2,575)
   Purchase of treasury stock                    (43)      	(24)      -
                                            --------   --------   --------
	        Net cash provided by
          financing activities                 2,374     	5,573     40,659
                                            --------   --------   --------
Net change in cash and cash equivalents       (4,646)     5,436      1,241
Cash and cash equivalents at
 beginning of year                             9,453     	4,017      2,776
                                            --------   --------   --------
Cash and cash equivalents at end of year    $  4,807 	 $  9,453   $  4,017
                                            ========   ========   ========


              See notes to consolidated financial statements

                                 Continued

                                    (28)


                         ARROW INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                     (All Dollar Amounts in Thousands)



                                           	for the years ended August 31,
                                            ------------------------------
                                             	1996       1995       1994
                                            --------   --------   --------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)        $  1,849   $  1,974   $  1,024
Income taxes                                $ 17,305   $ 19,449   $ 16,481



Supplemental schedule of noncash investing and financing activities:

During 1996, 1995 and 1994, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

Fair value of assets acquired               $   -      $ 19,488   $   -
Fair value of common stock issued               -        11,253       -
Cash paid for assets                            -         6,442       -
                                            --------   --------   --------
Liabilities assumed                         $   -      $  1,793   $   -
                                            ========   ========   ========


Cash paid for business acquired:
	Working capital, other than cash           $   -      $    (61)  $  4,010
	Property, plant and equipment                  -           150        315
	Goodwill                                       -         6,353     37,092
                                            --------   --------   --------
                                           	$   -      $  6,442   $ 41,417
                                            ========   ========   ========



                See notes to consolidated financial statements

                                       (29)


                             ARROW INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 for the years ended August 31, 1994, 1995 and 1996

                (All Dollar Amounts in Thousands Except Share Amounts)

                                                     										                      Unearned
                            		   Common Stock       Retained       Treasury Stock      Compen-
                            ---------------------                -------------------
    	                        	Shares      Amount    Earnings      Shares     Amount    sation
                            ----------   --------   --------    ---------   -------   --------
Balance, August 31, 1993    25,653,813   $ 17,914   $ 96,632    3,298,562   $(8,184)      -

Cash dividends on common
	stock, $.115 per share                               (2,575)
Issuance of treasury stock
	to employees under the
	1992 Stock Incentive Plan                  1,121                 (53,100)            $ (1,121)
Amortization of unearned
	compensation                                                                              160
Net income                                            28,856
                            ----------   --------   --------    ---------   -------   --------
Balance, August 31, 1994    25,653,813     19,035    122,913    3,245,462    (8,184)      (961)
                            ----------   --------   --------    ---------   -------   --------
Cash dividends on common
	stock, $.135 per share                               (3,083)
Issuance of common stock       825,000     26,546
Purchase of treasury stock                                            883       (24)
Forfeiture of restricted stock by
	terminated employees                                               1,460       (32)        32
Amortization of unearned
	compensation                                                                              226
Tax benefit of compensation
	deduction related to
	Restricted Stock Bonus Plan                    27
Net income                                            34,442
                            ----------   --------   --------    ---------   -------   --------
Balance, August 31, 1995    26,478,813     45,608    154,272    3,247,805    (8,240)      (703)
                            ----------   --------   --------    ---------   -------   --------
Cash dividends on common
	stock, $.155 per share                               (3,601)
Registration costs                           (109)
Purchase of treasury stock                                          1,009       (44)
Forfeiture of restricted stock by
	terminated employees                                               1,100       (24)        24
Amortization of unearned
	compensation                                                                              210
Tax benefit of compensation
	deduction related to
	Restricted Stock Bonus Plan                   81
Net income                                            32,831
                            ----------   --------   --------    ---------   -------   --------
Balance, August 31, 1996    26,478,813   $ 45,580   $183,502    3,249,914   $(8,308)  $   (469)
                            ==========   ========   ========    =========   =======   ========

                          See notes to consolidated financial statements

                                               (30)


                        ARROW INTERNATIONAL, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

1.  Summary of Significant Accounting Policies:

General:
Arrow International, Inc. develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical care and interventional medical procedures.

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 1996 presentation.

Cash and Cash Equivalents:
The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The carrying amount of cash and cash equivalents approximated fair value.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory Valuation:
Inventories are valued at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment:
Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Goodwill:
Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized using the straight-line method over 25 years. The recoverability of goodwill is periodically reviewed by the Company. In assessing recoverability, many factors are considered, including operating results and cash flows. The Company believes that no impairment of goodwill existed at August 31, 1996.

Intangible and Other Assets:
Intangible and other assets, net, include certain assets acquired resulting from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits.

Revenue Recognition:
Revenue is recognized at the time products are shipped and title has passed to the customer. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances.

                                 Continued

                                    (31)


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies (Continued):

Income Taxes:
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates.

Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested and amounted to $6,588 and $5,527 at August 31, 1996 and 1995, respectively. No deferred taxes have been provided on these earnings.

Foreign Currency Translation:
Most of the Company's foreign subsidiaries use the U.S. dollar as the functional currency. Monetary assets and liabilities are translated at year-end exchange rates and inventories, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except that depreciation, amortization and cost of sales are translated at historical rates. Adjustments resulting from the translation of the entities are included in "Other expenses (income)" of the consolidated statements of income. Foreign subsidiaries that use the local currency as the functional currency translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments from the translation in a separate component of shareholders' equity. Gains and losses resulting from transactions of the Company and its foreign subsidiaries are included in "Other expenses (income)". Aggregate foreign exchange (gains) and losses were $919, ($3,090) and ($2,105) for the years ended August 31, 1996, 1995 and
1994, respectively.

Concentration of Credit Risk:
Concentration of credit risk with respect to trade receivables is limited due to both the large number of customers and their geographic dispersion. As of August 31, 1996 and 1995, the Company had no significant concentrations of credit risk.

Postretirement Benefits Other Than Pensions:
Postretirement health care and life insurance benefits are recorded using the accrual method of accounting based on actuarially determined costs which are recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits.

2.  Business Acquisitions:

On April 7, 1995, the Company acquired Therex Limited Partnership, a developmental stage company ("Therex"), for approximately $6,300 in cash and 325,000 shares of Common Stock valued at $34 5/8 per share. Therex is engaged in the development, manufacture and marketing of implantable, constant flow delivery pumps and a broad line of implantable vascular access ports. The acquisition has been accounted for using the purchase method of accounting. The cost of the acquisition has been allocated on the basis of the fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair market value of the net assets acquired of approximately $17,631 was recognized as goodwill and is being amortized over a period of 25 years. Pro forma results of operations are not significant.

On February 8, 1994, the Company purchased all of the outstanding common stock of Kontron Instruments, Inc. ("Kontron Instruments") for approximately $41,400, subject to certain adjustments. Kontron Instruments develops, manufactures, markets and services intra-aortic balloon pumps and catheters frequently used to temporarily augment the pumping capability of the heart following heart

                                    Continued

                                      (32)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Business Acquisitions (Continued):

surgery, balloon angioplasty or serious heart attack. The funds used to acquire Kontron Instruments were provided by the proceeds from the incurrence of $40,000 in long-term debt and approximately $1,400 in borrowings under the Company's existing bank credit facilities.

The acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of Kontron Instruments have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market values of the assets acquired and the liabilities assumed. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired of approximately $37,100 was recognized as goodwill and is being amortized over a period of 25 years.

The following unaudited pro forma financial information combines the consolidated results of operations as if Kontron Instruments had been acquired as of the beginning of the period presented. Pro forma adjustments include only the effects of events directly attributed to a transaction that are factually supportable and expected to have a continuing impact. The pro forma adjustments contained in the table below include amortization of intangibles, interest expense on the acquisition debt and the related income tax effects.


                                  			     	For the Year
			                                     	     Ended,
				                                     August 31, 1994
                                         ---------------
	Net sales                                 $ 185,694
	Net income                                $  28,913
	Net income per common share               $    1.29


The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since Kontron Instruments did not maintain information on a period comparable with the Company's fiscal year-end.



















                                   Continued

                                     (33)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Employees' Stock Plans:

The 1992 Stock Incentive Plan authorizes the granting of stock options, stock appreciation rights and restricted stock.

On December 1, 1993 and February 11, 1994, the Company issued 44,900 and 8,200 shares, respectively, of restricted Common Stock to certain employees pursuant to its 1992 Stock Incentive Plan. The market value of the shares awarded was $932 and $190, respectively. The transactions were recorded as unearned compensation in a separate component of shareholders' equity and are being amortized to expense over the five year vesting period.

On January 17, 1996, the Company granted 171,700 options to key employees of the Company and its subsidiaries pursuant to the 1992 Stock Incentive Plan. The option price per share was equal to the fair market value of the Common Stock on the date the option was granted and shall expire ten years from the date such option was granted. These options are exercisable upon the first anniversary of the date of grant and each of the following four years at the rate of 20% per year.

The Arrow International, Inc. Directors Stock Incentive Plan was approved by shareholders on January 17, 1996. The plan provides for a maximum of 100,000 non-qualified stock options. The option price per share is equal to the fair market value of the Common Stock on the date the option is granted. The term of each option is ten years and an option becomes exercisable one year after the date of grant. Under the plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate in this plan if they are not also employees or consultants of the Company and its subsidiaries, were not shareholders at the time of the Company's initial public offering on June 9, 1992, and do not serve on the Board as representatives of the interest of shareholders who have made an investment in the Company. An initial grant of 5,000 options shall be made upon each eligible director's initial election to the Board and an additional 500 options on the date each year when directors are elected to the Board.

Stock option activity is summarized below:

                                    			Number   Option Price   Expiration
                                  			of shares    per share       Date
                                     ---------   ----------     --------
Outstanding at beginning of year         -           -             -
Granted                               176,700      $38.00         2006
Exercised                                -           -             -
Canceled                                 -           -             -
                                     ---------   ----------     --------
Outstanding at August 31, 1996        176,700      $38.00         2006
Exercisable at August 31, 1996           -           -             -

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted in fiscal 1996.








                                 Continued

                                   (34)


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Related Party Transactions:

Certain of the Company's facilities, personnel and services are being utilized by Arrow Precision Products, Inc. ("Precision"). Precision is related to the Company through common ownership. The Company charged Precision
$478, $367 and $573 for the cost of such utilization during the years ended August 31, 1996, 1995 and 1994, respectively. The Company made purchases from Precision amounting to $1,222, $1,085 and $1,108 for the years ended August 31, 1996, 1995 and 1994, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $974, $1,025 and $1,170 during the years ended August 31, 1996, 1995 and
1994, respectively. The Company had a net receivable from Precision of $107 and $194 at August 31, 1996 and 1995, respectively.

In June 1996, the Company purchased for $1,135 certain assets from a subsidiary of Precision that manufactured and marketed gastroenterological medical products.


5.  Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $3,094, $2,684 and $1,838 for the years ended August 31, 1996, 1995 and 1994, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

             	Year Ending August 31,          Total
              ---------------------         --------
                   		1997                   $  2,761
	                   	1998                      1,924
	                   	1999                        715
                   		2000                        222
	                   	2001                         30
	                   	Thereafter                   -
                                            --------
                                          		$  5,652
                                            ========



















                                    Continued

                                      (35)


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Inventories:

Inventories are summarized as follows:

                                    		1996           1995
                                   --------       --------
Finished goods                     $ 16,878       $	13,246
Semi-finished goods                  10,010         	7,133
Work-in-process                       7,107         	5,768
Raw materials                         9,514         	7,740
                                   --------       --------
                                  	$ 43,509       $	33,887
                                   ========       ========


7.  Credit Facilities:

As of August 31, 1996 and 1995, the Company had U.S. bank credit facilities providing a total of $55,000 and $25,000 in revolving credit for general business purposes of which $30,978 and $10,763 remained unused. Interest, based on either bids provided by the bank or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit rates, plus applicable margins, is payable monthly during the revolving credit period. At August 31, 1996 and 1995, the weighted average interest rates on short-term borrowings were 5.6% and 6.3%, respectively. At August 31, 1996 and 1995, certain of the Company's foreign subsidiaries had available revolving credit facilities, at market rates of interest, totaling the U.S. dollar equivalent of $8,894 and $1,787, under which $3,685 and $302 was outstanding, respectively. At
August 31, 1996, the Company is required to maintain tangible net worth (total assets less total liabilities and intangible assets) of at least $50,000, working capital of $10,000 and a working capital ratio of 1.25 to 1. At August 31, 1996 and 1995, the carrying amount of short-term borrowings approximated fair value.


8.  Accrued Compensation:

The components of accrued compensation at August 31, 1996 and 1995 are as follows:

                              		1996                    1995
                             --------                 -------
Accrued vacation pay         $  2,480                 $	2,232
Accrued payroll                 1,149                  	2,334
Accrued productivity
 plan compensation              1,772                  	1,626
Other                              92                      72
                             --------                 -------
                            	$  5,493                 $	6,264
                             ========                 =======














                                    Continued

                                       (36)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Long-Term Debt:

Long-term debt consists of the following:

                                              	       	1996             1995
                                                     -------         --------
Bank note payable in equal quarterly installments
of $1,250 through February 1997, plus interest at
a variable rate based upon the London Interbank
Offered Rate (LIBOR) plus 0.875%, currently 6.47%
at August 31, 1996                                   $ 2,500          $ 7,500

Bank note payable in equal quarterly installments
of $500 through May 1999, plus interest at a
variable rate based upon LIBOR plus 0.875%,
currently 6.486% at August 31, 1996                    3,500            5,500

Bank note payable in February 1999, paid in July
1996, plus interest at a variable rate based upon
LIBOR plus 0.875%, previously 6.434% at
August 31, 1995                                         -             	10,000

Bank note payable in July 2001, plus interest at
a variable rate based upon LIBOR plus 0.75%,
currently 4.31% at August 31, 1996                    12,037             -

Bank note payable in quarterly installments of
$411 through October 1997, plus interest at 4.2%       2,019            3,904

Individual, $1,500 face amount,
noninterest bearing; due in semi-annual
installments of $62 through July 1997,
net of imputed interest of $81 at 8.72%                  125              228

Industrial Development Authority Bonds, $3,500
face amount, subject to mandatory annual sinking
fund payments of $200 from December 1989
through December 1998; and $300 from
December 1999 through December 2003; plus
interest at a floating rate of 2.85% to 5.5% in 1996   2,100            2,300
                                                     -------          -------
Total debt                                           $22,281          $29,432

Less current maturities                                6,293            8,969
                                                     -------          -------
                                                    	$15,988          $20,463
                                                     =======          =======






                                   Continued

                                     (37)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Long-Term Debt (Continued):

The Industrial Development Authority Bonds are collateralized by a $2,147 letter of credit, and the Company's headquarters, research and development, and manufacturing facility in Reading, PA.

Following is a schedule by year showing maturities of long-term debt for each of the five years in the period ending August 31, 2001:

                 	Year Ending August 31,          Total
                  ---------------------          -------
                       		1997                    $ 6,293
	                       	1998                      2,251
	                       	1999                        300
	                       	2000                        300
		                       2001                        300
		                       Thereafter               12,837
                                                 -------
                                              			$22,281
                                                 =======
Total interest costs for fiscal 1996, 1995 and 1994 were $3,170, $3,055 and $1,953, respectively, of which $1,321, $1,081 and $929, respectively, were capitalized.

At August 31, 1996 and 1995, the carrying amount of long term debt approximated fair value.

10.  Income Taxes:

The provision for income taxes consists of:
                                                    		1996
                                    ----------------------------------------
                                    	Federal    State   	Foreign     Total
                                    --------  --------   --------   --------
	Current                            $ 15,459  $  1,405   $ 	1,247   $ 18,111
	Deferred                              1,030       141       -         1,171
                                    --------  --------   --------   --------
                             	     	$ 16,489  $  1,546   $ 	1,247   $ 19,282
                                    ========  ========   ========   ========


                                                    		1995
                                    ----------------------------------------
	                                   	Federal    State   	Foreign     Total
                                    --------  --------   --------   --------
	Current                            $ 13,714  $  1,203   $ 	2,344   $ 17,261
	Deferred                              1,855       258       -         2,113
                                    --------  --------   --------   --------
                                  		$ 15,569  $  1,461   $ 	2,344   $ 19,374
                                    ========  ========   ========   ========


                                                    		1994
                                    ----------------------------------------
                                   		Federal    State   	Foreign     Total
                                    --------  --------   --------   --------
	Current                            $ 12,769  $  1,312   $    970   $ 15,051
	Deferred                              1,127        54       -         1,181
                                    --------  --------   --------   --------
                                  		$ 13,896  $  1,366   $    970   $ 16,232
                                    ========  ========   ========   ========
                                   Continued
                                     (38)


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Income Taxes (Continued):

Research and development tax credits were $88, $463 and $459 in fiscal 1996, 1995 and 1994, respectively.

Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes and balance sheet classifications are recorded as of August 31, 1996 and 1995:

                                               1996                    1995
Deferred tax assets (liabilities):           -------                 -------
 Accounts receivable                         $   266                 $   217
 Inventories                                   1,578                    (182)
 Property, plant and equipment                (3,530)                  	(262)
 Intangible assets                               912                    	112
 Accrued liabilities                            (903)                  	(320)
 Accrued compensation                            730                    	809
 Postretirement benefits other than pensions   3,180                   3,030
                                             -------                 -------
                                           		$ 2,233                 $ 3,404
                                             =======                 =======

Balance Sheet classification:
 Current deferred tax assets                 $ 2,709                 $ 1,129
 Non current deferred tax assets                -                      2,275
 Non current deferred tax liabilities           (476)                   -
                                             -------                 -------
                                          			$ 2,233                 $ 3,404
                                             =======                 =======

The sources of significant temporary differences which gave rise to deferred taxes and their effects were as follows:
                    	                        	1996        1995        1994
                                            -------     -------    -------
Depreciation and amortization               $ 1,731     $ 1,307    $   (39)
Common stock issued
   to employees                                  94          26        (64)
Accrued vacation pay                            (15)       (140)       (75)
Inventories                                  (1,759)       (399)       527
Postretirement benefits
   and other liabilities                       (150)       (154)      (121)
Intangible assets                               735       1,365        955
Other                                           535         108         (2)
                                            -------     -------    -------
                                           	$ 1,171     $ 2,113    $ 1,181
                                            =======     =======    =======

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                             		1996       1995       1994
                                               ----       ----       ----
Statutory federal income tax rate              35.0%      35.0%      35.0%
State income taxes, net of federal benefit      1.9        2.2        3.0
Foreign statutory tax rates differential        3.0        2.3        1.2
Foreign sales corporation                      (3.3)      (2.5)      (1.7)
Research and development tax credit              -        (1.0)      (1.0)
Other                                            .4         -        (0.5)
                                               ----       ----       ----
Effective tax rate                             37.0%      36.0%      36.0%
                                               ====       ====       ====
                                   Continued

                                     (39)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Retirement Benefits:

Pension Plans:

The Company has noncontributory pension plans that cover substantially all employees. Benefits under the plans are based upon an employee's compensation and years of service and, where applicable, the provisions of negotiated labor contracts. It is the Company's policy to make contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate. The projected unit credit method is utilized for determination of actuarial amounts.

The following tables set forth the plan's funded status and amounts recognized in the Company's balance sheet at August 31, 1996 and 1995:

                                         		1996                    1995
                                        ---------               ---------
Actuarial present value
of benefit obligations:
 Vested                                 $ (18,131)              $ (17,014)
 Nonvested                                   (623)                 (1,062)
                                        ---------               ---------
Accumulated benefit obligation            (18,754)                (18,076)
Effect of projected future
 salary increases                          (5,321)                 (4,637)
                                        ---------               ---------
Projected benefit obligation              (24,075)                (22,713)
Less plan assets at fair value             29,807                  26,270
                                        ---------               ---------
Plan assets in excess of
 projected benefit obligation               5,732                   3,557
Unrecognized net (gain)                    (4,876)                 (2,836)
Unrecognized net obligation                   963                     968
                                        ---------              ----------
Prepaid pension asset                   $   1,819              $    1,689
                                        =========              ==========

Net periodic pension cost includes the following components:

	                                   	       1996        1995         1994
                                          -------     -------      --------
Service cost                              $ 1,577     $ 1,278      $  1,212
Interest cost                               1,701       1,501         1,312
Actual return on plan assets               (3,455)     (2,686)        	(512)
Net amortization and deferral                 924         482        (1,719)
                                          -------     -------      --------
Net periodic pension cost                 $   747     $   575      $    293
                                          =======     =======      ========
In 1996 and 1995, the discount rates and rates of increases of future compensation levels used in determining the actuarial present value of projected benefit obligations were 8.0% and 5.0% and 7.5% and 5.0%, respectively.  In 1996 and 1995, the expected long-term rates of return on assets were 9.5% and 9.0%, respectively.

Plan assets consist principally of U.S. government securities, short-term investments, other equity securities and cash equivalents.




                                 Continued

                                   (40)


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Retirement Benefits (Continued):

Postretirement Benefits Other Than Pensions:

The Company provides limited amounts of postretirement health and life insurance benefit plan coverage for substantially all of its employees. The determination of postretirement benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical, and dental benefit provisions. The determination of postretirement benefit cost for postretirement life insurance benefits is based on stated policy amounts.

For the years ended August 31, 1996, 1995 and 1994, respectively, the components of periodic expense for the postretirement benefits are as follows:

                                          					1996        1995        1994
                                              ------      ------      ------
Service cost - benefits earned during year    $  305      $  297      $  298
Interest cost on postretirement
  benefit obligation                             300         280         246
                                              ------      ------      ------
Total expense                                 $  605      $  577      $  544
                                              ======      ======      ======


At August 31, 1996 and 1995, respectively, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

			                                                   		1996      	1995
                                                     --------   --------
Accumulated postretirement
  benefit obligation:
    Retirees and dependents                          $  1,645    $ 1,601
    Fully eligible active plan participants             1,157      1,152
    Other active participants                           2,426     	3,063
                                                     --------    -------
Excess of accumulated postretirement
  benefit obligation over assets                        5,228      5,816
Unrecognized prior service credit                         963        989
Unrecognized gain                                       1,646       	636
                                                     --------    -------
Liability included on the balance sheet                 7,837      7,441
Less current portion                                      260       	142
                                                     --------    -------
Noncurrent liability                                 $  7,577    $	7,299
                                                     ========    =======
The assumed discount rate at the beginning and end of the year used to measure the accumulated postretirement benefit obligation was 7.5% and
8.0%, respectively.  The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.0% in 1997; the rate was assumed to decrease gradually to 5.0% over the next 12 years and remain level thereafter.  An increase of one percentage point in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1996 net periodic postretirement benefit cost by $92 and would have increased the accumulated postretirement benefit obligation as of August 31, 1996 by $654.

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan was $737, $657 and $602 for the fiscal years ended August 31, 1996, 1995 and 1994, respectively.
                                Continued

                                  (41)


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Foreign Operations:

	The following tables present information about operations in different geographic areas:

                                            		1996
	                        		United    Foreign
		                        	States   Operations   Eliminations    Consolidated
Sales to unaffiliated    ---------  ---------     ----------       ---------
	customers               $ 167,914  $  62,031          -           $ 229,945
Transfers between
   geographic areas         44,071       -        $ 	(44,071)           -
                         ---------  ---------     ----------       ---------
  Total revenue          $ 211,985  $  62,031     $ 	(44,071)      $ 229,945
                         =========  =========     ==========       =========
Operating income         $  51,534  $   2,879                      $  54,413
                         =========  =========
Other income, net                                                     (2,300)
                                                                   ---------
   Income from operations
      before income taxes                                          $  52,113
                                                                   =========
Identifiable assets at
   August 31             $ 305,726  $  58,171     $ 	(64,476)      $ 299,421
                         =========  =========     ==========       =========
                                            		1995
                        ----------------------------------------------------
		                        	United    Foreign
			                        States   Operations    Eliminations   Consolidated
Sales to unaffiliated   ---------   ---------     ------------     ---------
	customers              $ 159,705   $  53,309           -          $ 213,014
Transfers between
   geographic areas        31,513        -        $ 	(31,513)           -
                        ---------   ---------     ----------       ---------
  Total revenue         $ 191,218   $  53,309     $  (31,513)      $ 213,014
                        =========   =========     ==========       =========
Operating income        $  46,855   $   6,392                      $  53,247
                        =========   =========
Other income, net                                                        569
                                                                   ---------
   Income from operations
      before income taxes                                          $  53,816
                                                                   =========
Identifiable assets at
   August 31            $ 275,064   $  39,136     $  (51,690)      $ 262,510
                        =========   =========     ==========       =========
                                            		1994
		                        	United    Foreign
		                        	States   Operations    Eliminations   Consolidated
Sales to unaffiliated   ---------   ---------     ----------       ---------
	customers              $ 143,908   $  34,869           -          $ 178,777
Transfers between
   geographic areas        20,430        -        $	 (20,430)           -
                        ---------   ---------     ----------       ---------
  Total revenue         $ 164,338   $  34,869     $ 	(20,430)      $ 178,777
                        =========   =========     ==========       =========
Operating income        $  42,435   $   1,841                      $  44,276
                        =========   =========
Other income, net                                                        812
   Income from operations                                          ---------
      before income taxes                                          $  45,088
                                                                   =========
Identifiable assets at
   August 31            $ 214,188   $  20,055     $ 	(24,523)      $ 209,720
                        =========   =========     ==========       =========

Export sales for domestic operations to unaffiliated customers were $25,562, $22,531 and $20,116 for the years ended August 31, 1996, 1995 and 1994, respectively.

                                 Continued

                                   (42)


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Foreign Exchange Contracts:

During fiscal 1996 and 1995, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 27.0% and 25.1%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. At August 31, 1996, the Company had forward exchange contracts to sell foreign currency totaling $20,750, which mature at various dates through May 1997. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

14.  Contingencies:

The Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available, the Company believes it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions would not have a material effect on the Company's financial position or results of operations.

15.  Adoption of New Accounting Standards:

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" (FAS 121) in its first quarter of fiscal 1997. In accordance with FAS 121, the Company will evaluate the carrying value of its long-lived assets and intangibles, including goodwill, when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's consolidated financial position or results of operations.

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) in the first quarter of fiscal 1997. The Company will continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's consolidated financial position or results of operations.



















                                 Continued

                                   (43)


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 1996 are as follows:

	                        (Thousands of dollars, except per share amounts)

                                        		Quarter
                          ---------------------------------------
                     	   	11-30-95   2-29-96   5-31-96    8-31-96    FY 1996
                          --------  --------  --------   --------   --------

Net sales                 $ 54,511  $ 58,779  $ 57,548   $	59,107   $229,945
Cost of goods sold          24,829    27,556    27,772    	27,114    107,272
                          --------  --------  --------   --------   --------
Gross profit                29,682    31,223    29,776    	31,993    122,673

Operating expenses
Research, development
  and engineering            3,159     3,240     3,631     	4,075     14,106
Selling, general and
  administrative            13,169    12,729    13,660    	14,596     54,154

Operating income            13,354    15,254    12,485     13,322     54,413

Other expenses (income)        215       671       844        572      2,300

Income before income
 taxes                      13,139    14,583    11,641    	12,750     52,113

Provision for income taxes   4,861     5,396     4,307     	4,717     19,282

Net income                $  8,278  $  9,187  $  7,334   $ 	8,033  $  32,831

Net income per common
 share                    $    .36  $    .40  $    .32   $    .35  $    1.41

Weighted average shares
  outstanding (000's)       23,231    23,230    23,229    	23,229     23,230


















                                   Continued

                                      (44)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.  Summary of Quarterly Results (unaudited)(Continued):

Quarterly financial results for the year ended August 31, 1995 are as follows:

	                          (Thousands of dollars, except per share amounts)

		                                       Quarter
                          ----------------------------------------
  		                      11-30-94    2-28-95    5-31-95   8-31-95     FY 1995
                                                                      --------
Net sales                 $ 47,712   $ 52,226   $ 55,464  $	57,612    $213,014
Cost of goods sold          22,930     25,290     25,606   	26,517     100,343
                          --------   --------   --------  --------    --------
Gross profit                24,782     26,936     29,858    31,095     112,671

Operating expenses
Research, development
  and engineering            2,659      2,671      2,866     3,109      11,305
Selling, general and
  administrative            11,051     11,119     12,827    13,122      48,119

Operating income            11,072     13,146     14,165    14,864      53,247

Other expenses (income)       (188)       223       (157)     (447)       (569)

Income before income
 taxes                      11,260     12,923     14,322   	15,311      53,816

Provision for income taxes   4,054      4,652      5,156     5,512      19,374

Net income                $  7,206   $  8,271   $  9,166   $ 9,799    $ 34,442

Net income per common
 share                    $    .32   $    .37   $    .40   $   .42    $   1.52

Weighted average shares
  outstanding (000's)       22,408     22,407     22,683   	23,231      22,684





















                                   (45)





Coopers
& Lybrand






                         REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and
Shareholders of Arrow International, Inc.:

Our report on the consolidated financial statements of Arrow International, Inc. is included on page 24 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 22 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
September 27, 1996

















                                      (46)


                                 SCHEDULE II

                            ARROW INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

       	(Column A)                  (Column B)             (Column C)            (Column D)     (Column E)
        ----------                  ----------    ---------------------------    ----------     ----------
   	                                  	                 	  	Additions
                                                  ---------------------------
			                        		                       Charges /       Charged
                                  		Balance at    (Credits) to      to Other                    Balance at
		               	                  	Beginning      Cost and        Accounts    Deductions          End
       	Description                  of Period      Expenses       (Describe)   (Describe)(1)    of Period
        -----------                 ----------    ------------     ----------   ----------      ----------
For the year ended August 31, 1994:
	Accounts receivable:
	Allowance for doubtful accounts    $      696    $         93          -       $       29      $      760
                                    ==========    ============     ==========   ==========      ==========
	Investment, at cost:
	Valuation reserve                  $      780          -               -            -          $      780
                                    ==========    ============     ==========   ==========      ==========

For the year ended August 31, 1995:
	Accounts receivable:
	Allowance for doubtful accounts    $      760    $       (110)         -       $    -          $      650
                                    ==========    ============     ==========   ==========      ==========
	Investment, at cost:
	Valuation reserve                  $      780          -               -            -          $      780
                                    ==========    ============     ==========   ==========      ==========

For the year ended August 31, 1996:
	Accounts receivable:
	Allowance for doubtful accounts    $      650    $        150                  $       26      $      774
                                    ==========    ============     ==========   ==========      ==========
	Investment, at cost:
	Valuation reserve                  $      780          -                       $      780      $    -
                                    ==========    ============     ==========   ==========      ==========

(1) Deductions represent write-off of accounts receivable and investment.


                                        (47)



                                EXHIBIT INDEX




Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

3.1            Restated Articles of         Incorporated by reference
               Incorporation of             from Exhibit 3.1 to the
	              the Company.                 Company's Annual Report
					                                       on Form 10-K for the fiscal
					                                       year ended August 31, 1992

3.2            By-laws of the Company,      Incorporated by reference
       	       as amended and               from Exhibit 3.4 to the
	              restated.                    Company's Registration
					                                       Statement on Form S-1 File
					                                       No. 33-47163 ("Registration
					                                       Statement")

4.1            Form of Common Stock         Incorporated by reference
       	       certificate.                 from Exhibit 4.1 to the
					                                       Company's Registration
					                                       Statement

10.1           1992 Stock Incentive Plan.   Incorporated by reference from
                                   					    Exhibit 10.1 to the Company's
					                                       Registration Statement

10.2           Investment Plan - 401(k).    Incorporated by reference from
                                   					    Exhibit 10.2 to the Company's
					                                       Registration Statement

10.3.1         Amended and Restated         Incorporated by reference
       	       Retirement Plan for          from Exhibit 10.3 to the
	              Salaried Employees of        Company's Registration
	              the Company, effective       Statement
	              September 1, 1989.

10.3.2         Amended and Restated         Incorporated by reference
	              Retirement Plan for          from Exhibit 10.3.2 to the
	              Salaried Employees of        Company's Annual Report on
	              the Company, effective       Form 10-K for the year ended
	              September 1, 1989, as        August 31, 1993 (the "1993
       	       amended.                     Form 10-K")

10.4           Amended and Restated         Incorporated by reference from
       	       Restricted Stock Bonus       Exhibit 10.4 to the Company's
       	       Plan.                        Registration Statement

10.5           Split Dollar Life            Incorporated by reference from
       	       Insurance Agreements,        Exhibit 10.5 to the Company's
	              dated December 16,           Registration Statement
	              1991, between the
	              Company and James H.
	              Miller, as Trustee
	              under the provisions
	              of a certain Irrevocable
	              Trust Agreement with
	              Marlin Miller, Jr. dated
	              December 13, 1991.





                                  (48)



Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.6           Split Dollar Life            Incorporated by reference from
       	       Insurance Agreements,        Exhibit 10.6 to the Company's
	              dated December 16,           Registration Statement
	              1991, between the Company
	              and Raymond Neag
	              Irrevocable Trust, dated
	              October 11, 1991, Evelyn
	              Neag, Trustee.

10.7           Split Dollar Life            Incorporated by reference from
	              Insurance Agreements,        Exhibit 10.7 to the Company's
	              dated December 16,           Registration Statement
	              1991, between the Company
	              and Robert E. Gedney, as
	              Trustee under the
	              provisions of a certain
	              Irrevocable Trust
	              Agreement with John H.
	              Broadbent, Jr. dated
       	       December 13, 1991.

 10.8          Split Dollar Life            Incorporated by reference from
	              Insurance Agreements,        Exhibit 10.8 to the Company's
	              dated December 16, 1991      Registration Statement
       	       between the Company and
	              Donald M. Mewhort, as
	              Trustee under Agreement
	              of Trust dated October 8,
	              1991, created by T.
	              Jerome Holleran, Settlor
	              (the "Holleran Split
	              Dollar Life Insurance
	              Agreements").

10.8.1         Assignment, dated April 24,  Incorporated by reference from
	              1992, of the rights and      Exhibit 10.8.1 to the Company's
	              obligations under the        Registration Statement
	              Holleran Split Dollar Life
	              Insurance Agreements from
	              the Company to Arrow
	              Precision Products, Inc.

10.9           License Agreement, dated     Incorporated by reference from
       	       October 23, 1981, between    Exhibit 10.9 to the Company's
	              Dr. Ketan Shevde and the     Registration Statement
	              Company.

10.10          License Agreement, dated     Incorporated by reference from
	              January 18, 1992, between    Exhibit 10.10 to the Company's
	              Innovation Associates,       Registration Statement
	              Inc. and the Company.

10.11          License Agreement, dated     Incorporated by reference from
	              March 28, 1991, between      Exhibit 10.11 to the Company's
	              Daltex Medical Sciences,     Registration Statement
       	       Inc. and the Company.

10.12          Agreement and Compromise     Incorporated by reference from
	              and Release, dated           Exhibit 10.12 to the Company's
	              November 30, 1988,           Registration Statement
	              between Michael A. Berman,
	              Critikon, Inc. and the
	              Company.





                                     (49)



Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.13          License Agreement, dated     Incorporated by reference from
       	       April 15, 1982, between      Exhibit 10.13 to the Company's
	              Dr. Randolph M. Howes and    Registration Statement
	              the Company, as amended
	              pursuant to the Addendum
       	       to License Agreement,
	              dated August 26, 1986,
	              among Dr. Randolph M.
	              Howes, Janice Kinchen
	              Howes and the Company,
	              and the Second Addendum
	              to License Agreement,
	              dated October 9, 1990,
	              among Dr. Randolph M.
	              Howes, Janice Kinchen
	              Howes, Baham & Anderson
	              and the Company.

10.14          License Agreement, dated     Incorporated by reference from
	              September 16, 1988,          Exhibit 10.14 to the Company's
	              between J. Daniel            Registration Statement
	              Raulerson and the Company,
	              as amended pursuant to
	              Addendum to License
	              Agreement, dated November
	              27, 1989, between J.
	              Daniel Raulerson and the
       	       Company.

10.15          License Agreement, dated     Incorporated by reference from
	              February 24, 1984, between   Exhibit 10.15 to the Company's
	              Blair Medical Products,      Registration Statement
	              Inc. and the Company.

10.16          Stock Purchase Agreement,    Incorporated by reference from
	              dated October 24, 1990,      Exhibit 10.16 to the Company's
	              among Robert E. Fischell,    Registration Statement
	              Standard Associates, Cymed
	              Ventures, Inc., Arrow
	              International Investment
	              Corp. and the Company.

10.17          License Agreement, dated     Incorporated by reference from
	              October 24, 1990, between    Exhibit 10.17 to the Company's
	              Medical Innovative           Registration Statement
	              Technologies R&D Limited
	              Partnership and the
	              Company.

10.18          Research and Development     Incorporated by reference from
       	       Agreement, dated October     Exhibit 10.18 to the Company's
	              24, 1990, between Medical    Registration Statement
	              Innovative Technologies
	              R&D Limited Partnership
	              and the Company.



                                         (50)



Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.19          License Agreement, dated     Incorporated by reference from
       	       February 24, 1992,           Exhibit 10.19 to the Company's
	              between Cathco, Inc. and     Registration Statement
	              the Company.

10.20          Settlement Agreement,        Incorporated by reference from
	              dated September 30, 1991,    Exhibit 10.20 to the Company's
	              among Dr. Randolph M.        Registration Statement
	              Howes, Janice Kinchen
	              Howes, Baham & Anderson,
	              the Company and Baxter
	              Health care Corporation
	              and related License
	              Agreement, dated September
	              30, 1991, among Dr.
	              Randolph M. Howes, Janice
	              Kinchen Howes, Baham &
	              Anderson, the Company and
	              Baxter Health care
       	       Corporation.

10.21          Agreement between the        Incorporated by reference from
	              Company, Arrow Precision     Exhibit 10.21 to the Company's
	              Products, Inc. and United    Annual Report on Form 10-K for
       	       Steelworkers of America      the year ended August 31, 1994
	              AFL/CIO Local 8467.          (the "1994 Form 10-K")

10.22          Extension of Lease           Incorporated by reference from
       	       Agreement between Indian     Exhibit 10.22 to the Company's
	              Mills Associates and the     Registration Statement
	              Company, dated December 4,
	              1991, extending the Lease,
	              dated February 5, 1988,
	              between Lyco Associates
       	       and the Company.

10.23.1        Amended and Restated         Incorporated by reference from
	              Retirement Plan for          Exhibit 10.23 to the Company's
	              Hourly-Rated Employees       Registration Statement
	              of the Wyomissing Plant
	              of the Company, effective
	              September 1, 1989.

10.23.2        Amended and Restated         Incorporated by reference from
	              Retirement Plan for          Exhibit 10.23.2 to the
	              Hourly-Rated Employees       Company's 1993 Form 10-K
	              of the Wyomissing Plant
	              of the Company, effective
	              September 1,1989, as
       	       amended.

10.24.1        Amended and Restated         Incorporated by reference from
	              Retirement Plan for          Exhibit 10.24 to the Company's
	              Hourly-Rated Employees       Registration Statement
	              of the North Carolina
	              and New Jersey Plants of
	              the Company, effective
	              September 1, 1989.


                                     (51)


Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.24.2        Amended and Restated         Incorporated by reference from
       	       Retirement Plan for          Exhibit 10.24.2 to the
	              Hourly-Rated Employees       Company's 1993 Form 10-K
       	       of the North Carolina
	              and New Jersey Plants of
	              the Company, effective
	              September 1, 1989, as
	              amended.

10.25.1        Loan Agreement, dated        Incorporated by reference from
	              January 3, 1986, among       Exhibit 10.25.1 to the Company's
	              the Company, Arrow Medical   Registration Statement
	              Products, Limited, Arrow
	              International Export
	              Corporation, and Hamilton
       	       Bank.

10.25.2        First Amendment to Loan      Incorporated by reference from
	              Agreement, dated March 18,   Exhibit 10.25.2 to the Company's
	              1987, among the Company,     Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
	              Corporation, and Hamilton
	              Bank.

10.25.3        Second Amendment to Loan     Incorporated by reference from
	              Agreement, dated March 31,   Exhibit 10.25.3 to the Company's
	              1988, among the Company,     Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
	              Corporation, and Hamilton
	              Bank.

10.25.4        Third Amendment to Loan      Incorporated by reference from
	              Agreement, dated March 31,   Exhibit 10.25.4 to the Company's
	              1989, among the Company,     Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
	              Corporation, and Hamilton
	              Bank.

10.25.5        Fourth Amendment to Loan     Incorporated by reference from
	              Agreement, dated March 30,   Exhibit 10.25.5 to the Company's
	              1990, among the Company,     Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
	              Corporation, and Hamilton
	              Bank.

10.25.6        Fifth Amendment to Loan      Incorporated by reference from
	              Agreement, dated March 1,    Exhibit 10.25.6 to the Company's
	              1991, among the Company,     Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
	              Corporation, and Hamilton
	              Bank.


                                     (52)



Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.25.7        Sixth Amendment to Loan      Incorporated by reference from
               Agreement, dated July 15,    Exhibit 10.25.7 to the Company's
	              1991, among the Company,     Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
	              Corporation, and Hamilton
       	       Bank.

10.25.8        Seventh Amendment to Loan    Incorporated by reference from
	              Agreement, dated September   Exhibit 10.25.8 to the Company's
	              6, 1991, among the Company,  Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
	              Corporation, and Hamilton
	              Bank.

10.25.9        Eighth Amendment to Loan     Incorporated by reference from
	              Agreement, dated February    Exhibit 10.25.9 to the Company's
	              21, 1992, among the          Registration Statement
       	       Company, Arrow Medical
	              Products, Limited, Arrow
	              International Export
	              Corporation, and Hamilton
	              Bank.

10.25.10       Letters of Amendment, dated  Incorporated by reference from
	              April 10, 1992, and May 19,  Exhibit 10.25.17 to the Company's
	              1992, to Loan Agreement      Registration Statement
	              between the Company and
	              Hamilton Bank.

10.25.11       Ninth Amendment to Loan      Incorporated by reference from
	              Agreement, dated May 27,     Exhibit 10.25.18 to the Company's
	              1992, among the Company,     Registration Statement
	              Arrow Medical Products,
	              Limited, Arrow
	              International Export
       	       Corporation, and Hamilton
	              Bank.

10.25.12       Letter Agreement, dated      Incorporated by reference from
	              February 25, 1993, among     Exhibit 10.25.12 to the 1994
	              the Company, Arrow           Form 10-K
	              Medical Products, Limited,
	              Arrow International Export
	              Corporation, and CoreStates
	              Hamilton Bank, and Note
       	       relating thereto.

10.25.13       Letter Agreement, dated      Incorporated by reference from
	              January 31, 1994, among      Exhibit 10.25.13 to the 1995
	              the Company, Arrow Medical   Form 10-K
	              Products, Limited, Arrow
	              International Export
	              Corporation, and CoreStates
	              Hamilton Bank, and Note
	              relating thereto.


                                     (53)


Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.25.14       Letter Agreement, dated      Incorporated by reference from
       	       March 6, 1995, among the     Exhibit 10.25.14 to the 1995
	              Company, Arrow Medical       Form 10-K
	              Products, Limited, Arrow
	              International Export
       	       Corporation, and CoreStates
	              Hamilton Bank, and Note
	              relating thereto.

10.25.15       Letter Agreement, dated      Incorporated by reference from
	              November 14, 1995, among     Exhibit 10.25.15 to the 1995
	              the Company, Arrow           Form 10-K
	              Medical Products, Limited,
	              Arrow International
	              Export Corporation, and
	              CoreStates Hamilton Bank,
       	       and Note relating thereto.

10.25.16       Letter Agreement, dated      Incorporated by reference from
	              February 23, 1996, among     Exhibit 10.25.16 to the
	              the Company, Arrow Medical   Company's Form 10-Q for
	              Products, Limited, Arrow     the second quarter period
	              International Export         ended February 29, 1996
	              Corporation, and CoreStates
	              Hamilton Bank, and Note
       	       relating thereto.

10.25.17       Letter Agreement, dated      Incorporated by reference from
	              January 29, 1996 among the   Exhibit 10.25.17 to the Company's
	              Company and First Union      Form 10-Q for the second quarter
	              National Bank, and note      period ended February 29, 1996
	              relating thereto.

10.25.18       Letter Agreement, dated      Filed with this report
	              July 11, 1996, among the
	              Company, Arrow Medical
	              Products, Limited, Arrow
	              International Export
	              Corporation, and CoreStates
       	       Hamilton Bank, and Note
	              relating thereto.

10.26.1        Installment Sale Agreement   Incorporated by reference from
               between Berks County         Exhibit 10.25.10 to the Company's
	              Industrial Development       Registration Statement
	              Authority and the Company,
	              dated as of December 1,
	              1988.

10.26.2        Indenture of Trust between   Incorporated by reference from
	              Berks County Industrial      Exhibit 10.25.11 to the Company's
	              Development Authority and    Registration Statement
	              Bankers Trust Company, as
	              trustee, dated as of
	              December 1, 1988.

                                      (54)



Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.26.3        Irrevocable Direct Pay       Incorporated by reference from
       	       Letter of Credit, dated      Exhibit 10.25.12 to the Company's
	              December 28, 1988, issued    Registration Statement
	              for the benefit of Bankers
	              Trust Company, as trustee
	              under the Indenture of
	              Trust, for the account of
	              the Company.

10.26.4        Letter of Credit Note from   Incorporated by reference from
	              the Company payable to the   Exhibit 10.25.13 to the Company's
	              order of Hamilton Bank,      Registration Statement
	              dated December 28, 1988.

10.26.5        Letter of Credit             Incorporated by reference from
	              Reimbursement Agreement      Exhibit 10.25.14 to the Company's
	              between the Company and      Registration Statement
	              Hamilton Bank, dated as
	              of December 1, 1988.

10.26.6        Accommodation Mortgage,      Incorporated by reference from
	              Security Agreement and       Exhibit 10.25.15 to the Company's
	              Second Assignment of         Registration Statement
	              Installment Sale
	              Agreement, dated as of
	              December 15, 1988, by
	              and among Berks County
	              Industrial Development
	              Authority, the Company
	              and Hamilton Bank.

10.27          Variable Amount Grid         Incorporated by reference from
	              Note Agreement, dated        Exhibit 10.25.16 to the Company's
	              May 8, 1991, between         Registration Statement
	              the Company and First
	              Union National Bank.

10.28          Purchase Agreement, dated    Incorporated by reference from
	              January 20, 1984, between    Exhibit 10.26 to the Company's
	              the Company and Arrow        Registration Statement
	              Research Partners.

10.29          Form of Research and         Incorporated by reference from
	              Development Agreement,       Exhibit 10.27 to the Company's
	              dated August 2, 1982,        Registration Statement
	              between the Company and
	              Arrow Research Partners.

10.30          Arrow International, Inc.    Incorporated by reference from
	              Profit Sharing Plan          Exhibit 10.30 to the Company's
					          Registration Statement

10.31          Agreement, dated May 19,     Incorporated by reference from
       	       1992, between the Company    Exhibit 10.32 to the Company's
	              and Arrow Precision          Registration Statement
	              Products, Inc.


                                      (55)


Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.32          Agreement, dated September   Incorporated by reference from
       	       22, 1993, among Microwave    Exhibit 10.32 to the Company's
	              Medical Systems, Inc., the   1993 Form 10-K
	              Company and Kenneth L.
	              Carr.

10.33          License and Exclusive        Incorporated by reference from
       	       Supply Agreement, dated      Exhibit 10.33 to the Company's
	              September 22, 1993,          1993 Form 10-K
	              between Microwave Medical
	              Systems, Inc. and the
	              Company.

10.34          Stock Purchase Agreement,    Incorporated by reference from
	              dated as of January 28,      Exhibit 2 to the Company's
	              1994 between Kontron         Current Report on Form 8-K
	              Instruments Holding N.V.     filed with the Securities and
	              and the Company.             Exchange Commission on
					                                       February 18, 1994

10.35          Loan Agreement, dated        Incorporated by reference from
       	       as of February 8, 1994,      Exhibit 10.35 to the 1994
	              among the Company, Arrow     Form 10-K
	              Medical Products, Limited,
	              Arrow International Export
	              Corporation, and CoreStates
	              Hamilton Bank, and Notes
	              relating thereto.

10.36          Loan Agreement, dated        Incorporated by reference from
	              February 8, 1994, between    Exhibit 10.36 to the 1994
	              the Company and First        Form 10-K
	              Union National Bank of
	              North Carolina, and Note
	              relating thereto.

10.37          Loan Agreement between       Incorporated by reference from
	              Arrow Japan KK and the       Exhibit 10.37 to the Company's
	              Bank of Tokyo (with          Current Report on Form 8-K filed
	              English translation).        with the Securities and Exchange
					                                       Commission on April 10, 1995
			      		                                 ("the 1995 Form 8-K")

10.38          Thoratec Laboratories        Incorporated by reference from
               Corporation International    Exhibit 10.38 to the 1995
	              Medical Products             Form 8-K
	              Distributor Agreement,
	              dated as of January 19,
	              1995, between Thoratec
	              Laboratories Corporation
       	       and the Company.

                                        (56)

Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.39          Series F Preferred           Incorporated by reference from
       	       Stock Purchase Agreement,    Exhibit 10.39 to the 1995
	              dated as of March 8,         Form 8-K
	              1995, between Cardiac
       	       Pathways Corporation and
	              the Company.

10.40          Manufacturing and Supply     Incorporated by reference from
	              Agreement, dated as of       Exhibit 10.40 to the 1995
	              March 8, 1995, between       Form 8-K
	              Cardiac Pathways
	              Corporation and the
	              Company.

10.41          International Distributor    Incorporated by reference from
       	       Agreement, dated as of       Exhibit 10.41 to the 1995
	              March 8, 1995, between       Form 8-K
	              Cardiac Pathways
	              Corporation and Arrow.

10.42          Purchase Agreement, dated    Incorporated by reference from
	              as of April 7, 1995, among   Exhibit 10.39 to the 1995
	              the Company, TLP             Form 8-K
	              Acquisition Corp., Therex
       	       Corporation, Therex
	              Limited Partnership
	              Holding Corporation and
	              each of the other persons
	              signatory thereto.

10.43          Amendment, dated July 27,    Incorporated by reference from
	              1995, to License             Exhibit 10.43 to the 1995
	              Agreement, dated October     Form 10-K
	              24, 1990, between
	              Medical Innovative
	              Technologies R&D Limited
	              Partnership and the
	              Company.

10.44          Amendment, dated July 27,    Incorporated by reference from
	              1995, to Research and        Exhibit 10.44 to the 1995
	              Development Agreement,       Form 10-K
	              dated October 24, 1990,
	              between Medical
	              Innovative Technologies
	              R&D Limited Partnership
       	       and the Company.

10.45          Amended and Restated         Incorporated by reference from
	              License Agreement dated      Exhibit 10.45 to the Company's
	              May 24, 1996, between        Form 10-Q for the third quarter
	              Microwave Medical            period ended May 31, 1996
	              Systems, Inc. and the
	              Company.

10.46          Loan Agreement, dated        Filed with this report
	              July 11,1996, between
	              AMH (Arrow Medical
       	       Holdings) B.V. and
	              CoreStates Bank, N.A.,
	              and Note relating thereto.


                                       (57)


Exhibit        Description
Number         of Exhibit                   Method of Filing
-------        -----------                  ----------------

10.47          Directors Stock Incentive    Filed with this report
       	       Plan

10.48          Purchase Agreement, dated    Filed with this report
       	       June 1, 1996, between
	              Arrow Tray Products, Inc.
	              (formerly known as
	              Endovations, Inc.) and
	              the Company.

18             Preferability Letter of      Incorporated by reference from
	              Coopers & Lybrand L.L.P.     Exhibit 18 to the 1994 Form 10-K

21             Subsidiaries of the          Filed with this report
	              Company.

23             Consent of Coopers &         Filed with this report
       	       Lybrand L.L.P.

27             Financial Data Schedule      EDGAR

99.1           Cautionary Statement for     Page 59 of this report
       	       Purposes of the Safe
	              Harbor Provisions of the
	              Private Securities
	              Litigation Reform Act
	              of 1995.



                                          (58)


                                         EXHIBIT 21


                             Subsidiaries of the Company


1. Arrow International Export Corporation, a U.S. Virgin Islands corporation.

2.      Arrow International Investment Corp., a Delaware corporation.

3. Arrow Medical Products, Ltd., a Pennsylvania corporation, qualified to do business in Canada.

4.      Kontron Instruments, Inc., a California corporation.

5. Arrow-Japan K.K. (Arrow-Japan, Ltd., English translation), a company organized under the laws of Japan.

6. Arrow Deutschland, Gmbh., a limited liability corporation organized under the laws of Germany.

7. Arrow France S.A., a corporation organized under the laws of France.

8. Arrow Africa (Pty) Ltd., a corporation organized under the laws of South Africa.

9. AMH (Arrow Medical Holdings) B.V., a corporation organized under the laws of the Netherlands.

10. Arrow Holland Medical Products B.V., a corporation organized under the laws of the Netherlands.

11. Arrow Iberia, S.A., a corporation organized under the laws of Spain.

12. Arrow Hellas A.E.E., a corporation organized under the laws of Greece.

13. Arrow Internacional de Mexico, S.A. de C.V., a corporation organized under the laws of Mexico.

14. Arrow Internacional de Chihuahua, S.A. de C.V., a corporation organized under the laws of Mexico.

15. Arrow International CR, a.s., a corporation organized under the laws of the Czech Republic.

16.     Therex Limited Partnership, a Delaware limited partnership.

17.     Arrow Infusion, Inc., a Massachusetts corporation.

18.     Arrow-Therex Corporation, a Delaware corporation.

19.     Arrow Interventional, Inc., a Delaware corporation.





                                   EXHIBIT 23










                      CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in this annual report on Form 10-K of our reports dated September 27, 1996, on our audits of the consolidated financial statements and financial statement schedule of Arrow International, Inc. as of August 31, 1996 and 1995, and for the three years in the period ended August 31, 1996, appearing in the registration statement on Forms S-8 (SEC File Nos. 333-15215 and 33-71568) of Arrow International, Inc. filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933.






COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
November 25, 1996





                              EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

	From time to time, in both written reports and in oral statements by the Company's senior management, expectations and other statements are expressed regarding future performance of the Company. These forward-looking statements are inherently uncertain and investors must recognize that events could turn out to be different than such expectations and statements. Key factors impacting current and future performance are discussed in the Company's Annual Report on Form 10-K with which this Exhibit is filed and other filings with the Securities and Exchange Commission (the "Commission").
In addition to such information in the Company's Annual Report on Form 10-K and its other filings with the Commission, the following risk factors should be considered in evaluating the Company and its business, as well as in reviewing forward-looking statements contained in the Company's periodic reports filed with the Commission and in oral statements made by the Company's senior management. The Company's actual results could differ materially from such forward-looking statements due to material risks, uncertainties and contingencies, including, without limitation, those set forth below.

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



                                  (59)


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

	In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress.  While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures.  In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs.  Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products.  Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business.  The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems.  The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business.  No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.




                                   (60)


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

	There has been substantial litigation regarding patent and other intellectual property rights in the medical devices industry.  Historically, litigation has been necessary to enforce certain patent and trademark rights held by the
Company.  Future litigation may be necessary to enforce patent and other intellectual property rights belonging to the Company, to protect trade secrets or know-how owned by the Company or to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of the Company and others.  Any such litigation could result in substantial cost to and diversion of effort by the
Company.  Adverse determinations in any such litigation could subject the
Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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



                                     (61)


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

RISKS ASSOCIATED WITH DERIVATIVE FINANCIAL INSTRUMENTS

	As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions.  By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties.  Accordingly, losses relating to these contracts could have a material adverse effect upon the
Company's business, financial condition and results of operations.  The
Company's policy prohibits the use of derivative instruments for speculative purposes.

DEPENDENCE ON KEY MANAGEMENT

	The Company's success depends upon the continued contributions of key members of its senior management team, certain of whom have been with the Company since its inception in 1975. Accordingly, loss of the services of one or more of these key members of management could have a material adverse effect on the business of the Company. None of these individuals has an employment agreement with the Company.





                                     (62)