Form 10-Q
period 1996-11-30
ARROW INTERNATIONAL INC
filed 1997-01-13
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                            FORM 10-Q


      (X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the first quarter period ended November 30, 1996

                                     		or

      ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
            	Exchange Act of 1934.

         	For the transition period from ____________ to ____________

      	Commission File Number   0-20212

                              ARROW INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                 Pennsylvania                       	     23-1969991
        ---------------------------                    ----------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                	Identification No.)


3000 Bernville Road, Reading, Pennsylvania	                  19605
------------------------------------------                 --------
(Address of principal executive offices)                  	(Zip Code)


Registrant's telephone number, including area code:     	(610) 378-0131
                                                         --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X No
                                                     -   -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class  		                      		Shares outstanding at January 13, 1997
  --------                           --------------------------------------
  Common Stock, No Par Value                     	23,228,779



                           ARROW INTERNATIONAL, INC.

                              Form 10-Q Index


                                                                      		Page
                                                                        ----
PART I.	FINANCIAL INFORMATION

	Item 1.  Financial Statements

        		Consolidated Balance Sheets at November 30, 1996
        		and August 31, 1996                                          	3-4

        		Consolidated Statements of Income                              	5

        		Consolidated Statements of Cash Flows                        	6-7

        		Notes to Consolidated Financial Statements                   	8-9

	Item 2.  Management's Discussion and Analysis of Financial
        		Condition and Results of Operations                        	10-13



PART II.	OTHER INFORMATION

	Item 6.  Exhibits and Reports on Form 8-K                              	14

Signature	                                                             		15

Exhibit Index                                                          		16

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                               ARROW INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS

                           (All Dollar Amounts in Thousands)

                                         				November 30,       		  August 31,
                                               	1996              	   	1996
                                             ------------         ------------
                         			                	(Unaudited)
ASSETS

Current assets:
	Cash and cash equivalents                  	$      7,763        	$     	4,807
		Accounts receivable, net                       		51,176             		50,093
		Inventories	                                    	45,350             		43,509
	Prepaid expenses and other	                      	10,472               	9,575
	Deferred income taxes		                            2,746              		2,709
                                              -----------        -------------
	Total current assets	                           	117,507            		110,693
                                              -----------        -------------
Property, plant and equipment:
	Total property, plant and equipment            		163,118	            	158,551
		Less accumulated depreciation	                  	52,423	             	49,552
	                                             -----------        -------------
  Property, plant and equipment, net	            	110,695            		108,999
                                              -----------        -------------
Other assets:
		Goodwill, net                                  		51,042             		51,754
	Intangible and other assets, net		                26,304             		27,975
                                              -----------        -------------
	Total other assets	                              	77,346             		79,729
                                              -----------        -------------
	Total assets                                	$  	305,548        $    	299,421
                                              ===========        =============








           See accompanying notes to consolidated financial statements

                                 Continued

                         ARROW INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS

                   (All Dollar Amounts in Thousands)

                                        				November 30,       		August 31,
			                                            	1996	             		1996
                                            ------------        ------------
		                                          	(Unaudited)
LIABILITIES

Current liabilities:
	Current maturities of long-term debt      	$      	5,156     	$       6,293
	Notes payable	                                   	27,028           		27,708
	Accounts payable	                                 	5,654            		8,078
	Accrued liabilities	                              	8,501            		6,297
	Accrued compensation	                             	5,582            		5,493
	Accrued income taxes	                             	5,508            		1,738
                                           --------------      -------------
		Total current liabilities	                      	57,429	           	55,607

Long-term debt	                                   	14,488            	15,988
Accrued postretirement benefit obligation	         	7,686	            	7,577
Deferred income taxes	                               	137               	476
Commitments and contingencies


SHAREHOLDERS' EQUITY

	Preferred Stock, no par value;
		5,000,000 shares authorized;
		none issued	                                        	-               		-
	Common Stock, no par value;
		50,000,000 shares authorized;
		issued 26,478,813 shares		                       45,580            	45,580
	Retained earnings	                              	190,855	          	183,502
		Less cost of treasury stock:
		3,250,034 and 3,249,914 shares
		of Common Stock, respectively                  		(8,311)          		(8,308)
	Unearned compensation	                             	(415)            		(469)
	Cumulative translation adjustment                 		(856)             	(532)
	Unrealized holding loss on
		securities, net of tax	                         	(1,045)             		-
                                              -----------        -----------
		Total shareholders' equity              	      	225,808          		219,773
                                              -----------        -----------
		Total liabilities and
		shareholders' equity                       	$   305,548	       $  	299,421
                                              ===========        ===========

            See accompanying notes to consolidated financial statements

                              ARROW INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

             (All Dollar Amounts in Thousands, Except Per Share Data)

                                                   	For the Three Months
	                                                   Ended November 30,

                                                   	 	1996 	       		1995
                                                   ----------     ----------
Net sales                                         	$  	59,190    	$  	54,511
Cost of goods sold	                                   	27,405	       	24,829
                                                   ----------     ----------
	Gross profit	                                        	31,785       		29,682


Operating expenses:
	Research, development and engineering	                	3,808	        	3,159
	Selling, general and administrative                 		13,960       		13,169
                                                   ----------     ----------

	Operating income	                                    	14,017       		13,354
                                                   ----------     ----------
Other expenses (income):
	Interest expense, net of amounts capitalized	           	461          		448
	Interest income	                                       	(199)        		(133)
	Other, net		                                             290         		(100)
	                                                  ----------     ----------
 Other expenses (income), net	                           	552          		215
                                                   ----------     ----------
Income before income taxes	                           	13,465	       	13,139
Provision for income taxes                            		5,184        		4,861
                                                   ----------     ----------
	Net income	                                       $   	8,281    	$   	8,278
                                                   ==========     ==========

Net income per common share                       	$     	.36    	$     	.36
                                                   ==========     ==========
Cash dividends per common share                   	$     	.04    	$    	.035
                                                   ==========     ==========
Weighted average shares outstanding	              	23,228,859   		23,231,008
                                                   ==========     ==========






          See accompanying notes to consolidated financial statements

                        ARROW INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                     (All Dollar Amounts in Thousands)

                                                     	For the Three Months
	                                                     Ended November 30,

                                                       		1996      			1995
	                                                    ----------   -----------
Cash flows from operating activities:
	Net income                                         	$   	8,281  	$    	8,278

Adjustments to reconcile net income to
	net cash provided by operating activities:
	Depreciation                                           		2,871       		2,437
	Amortization of intangible assets	                        	991         		603
	Amortization of unearned compensation	                     	51          		54
	Deferred income taxes                                   		(375)	        	312
	Other	                                                    	506        		(234)
	Changes in operating assets and liabilities:
	 Accounts receivable	                                  	(1,114)     		(1,555)
 	Inventories		                                         	(1,840)     		(2,282)
 	Prepaid expenses and other		                            	(897)       		(749)
 	Accounts payable and accrued liabilities	               	(221)        	(185)
 	Accrued compensation		                                    	89           	87
 	Accrued income taxes		                                 	3,770       		2,958
                                                     ----------     ---------
 	Total adjustments		                                    	3,831       		1,447
                                                     ----------     ---------
		Net cash provided by operating activities	            	12,112       		9,724
                                                     ----------     ---------
Cash flows from investing activities:
	Capital expenditures	                                  	(4,567)     		(7,859)
	Increase in intangible and other assets	                 	(344)	     	(1,156)
                                                     ----------     ---------
		Net cash used in investing activities                		(4,911)     		(9,015)
                                                     ----------     ---------
Cash flows from financing activities:
	Decrease (increase) in notes payable                    		(678)      		1,128
	Principal payments of long-term debt                  		(2,638)     		(2,318)
	Dividends paid		                                          (929)       		(813)
	                                                    ----------     ---------
	Net cash used in
		financing activities	                                 	(4,245)     		(2,003)
                                                     ----------     ---------
Net change in cash and cash equivalents	                 	2,956	      	(1,294)
Cash and cash equivalents at beginning of year	          	4,807	       	9,453
                                                     ----------     ---------
Cash and cash equivalents at end of period          	$   	7,763    	$  	8,159
                                                     ==========     =========

            See accompanying notes to consolidated financial statements

                                  Continued

                           ARROW INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                    (All Dollar Amounts in Thousands)

                                                    		For the Three Months
		                                                     Ended November 30,

	                                                    	  1996       	 	1995
                                                     --------      ---------


Supplemental disclosure of cash flow information:

Cash paid during the period for:
	Interest (net of amounts capitalized)              	$	   461    	$    	448
	Income taxes                                       	$   	379    	$    	397




























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


Note 2 - Inventories

Inventories are summarized as follows:


                                               				November 30,   		August 31,
                                                  				1996	          		1996
                                                   -----------      ----------
		Finished goods                                  	$   	17,531     	$  	16,878
		Semi-finished goods	                                 	11,710        		10,010
		Work-in-process	                                      	6,169         		7,107
		Raw materials	                                        	9,940         		9,514
                                                   -----------      ----------
			                                                $   	45,350     	$  	43,509
                                                   ===========      ==========



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



                                   Continued

                           ARROW INTERNATIONAL, INC.
                 Notes to Consolidated Financial Statements

                                 (Unaudited)


Note 4 - Related Party Transactions

Certain of the Company's facilities, personnel and services are being utilized by Arrow Precision Products, Inc. ("Precision"). Precision is related to the Company through common ownership. The Company charged Precision $110 and $131 for the cost of such utilization during the three months ended November 30, 1996 and 1995, respectively. The Company made purchases from Precision amounting to $396 and $305 for the three months ended November 30, 1996 and 1995, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $166 and $204 for the three months ended
November 30, 1996 and 1995, respectively. The Company had a net payable to Precision amounting to $1 and a net receivable from Precision amounting to $49 ended November 30, 1996 and 1995, respectively.

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

                          Results of Operations

Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995

Net sales for the three months ended November 30, 1996 increased 8.6% to $59.2 million compared with $54.5 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns, and other allowances. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, including increased shipments of ARROWg+ard Blue trademark antiseptic surface treated catheter products.
Sales of critical care products increased 10.4% to $49.7 million from $45.0 million in the comparable prior period. Interventional procedure product sales increased to $9.5 million from $9.2 million, an increase of 3.2% over the comparable fiscal 1996 period. International sales increased by $2.4 million, or 12.1%, to 37.5% of net sales, excluding royalty income, compared to 36.5% in the comparable period of fiscal 1996, principally as a result of increased sales of multi-lumen catheter products.

Gross profit increased 7.1% to $31.2 million in the first quarter of the current fiscal year compared to $29.7 million in the same period of fiscal 1996. As a percentage of net sales, gross profit decreased to 53.7% during the three months ended November 30, 1996 from 54.5% in the comparable prior period due primarily to a reduction in royalty income and an increase in royalty expenses included in cost of sales.

Research, development and engineering expenses increased by 20.5% to $3.8 million in the first quarter of the current fiscal year from $3.2 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first quarter of fiscal 1997 to 6.4%, compared to 5.8% in the

                        ARROW INTERNATIONAL, INC.


same period in fiscal 1996, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

Selling, general and administrative expenses increased by 6.0% to $14.0 million during the first quarter of the current fiscal year from $13.2 million in the same period of fiscal 1996 and decreased as a percentage of net sales to 23.6% in the first quarter of fiscal 1997 from 24.2% in the comparable period of fiscal 1997. The increase was due primarily to additions to the Company's domestic direct sales force to replace a distributor in the New England area and an increase in expenses related to the amortization of certain intangible assets.

Principally due to the above factors, operating income increased in the first quarter of fiscal 1997 by 5.0% to $14.0 million from $13.3 million in the comparable prior period.

Other expenses (income), net, increased to $0.5 million during the first quarter of fiscal 1997 from $0.2 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.

As a result of the factors discussed above, income before income taxes increased during the first quarter of fiscal 1997 by 2.5% to $13.5 million from $13.1 million in the comparable prior period. For the first quarter of fiscal 1997, and for the remainder of fiscal 1997, the Company's effective income tax rate was, and is expected to remain, 38.5%, an increase from 37.0% in fiscal 1996, principally as a result of its generating a larger proportion of earnings in higher-tax jurisdictions.

Net income was $8.3 million in both periods. As a percentage of net sales, net income represented 14.0% during the three months ended November 30, 1996, compared to 15.2% in the comparable prior period.

Net income per common share was $.36 for both periods. Weighted average common shares outstanding decreased to 23,228,859 in the first quarter of fiscal 1997 from 23,231,008 in the comparable prior period.

                     ARROW INTERNATIONAL, INC.

                   Liquidity and Capital Resources

For the three months ended November 30, 1996, net cash provided by operations was $12.1 million, an increase of $2.4 million from the same period in the prior year. Accounts receivable increased by $1.1 million in the three months ended November 30, 1996, compared to a $1.6 million increase in the same period in fiscal 1996. Accounts receivable, measured in average days sales outstanding during the period, increased to 78 days at November 30, 1996, from 74 days at November 30, 1995, due principally to an increase in the collection period for the Company's international sales.

Net cash used in the Company's investing activities decreased to $4.9 million in the three months ended November 30, 1996 from $9.0 million for the three months ended November 30, 1995, principally as a result of a decrease in capital expenditures related to the completion of the construction and equipping of the Company's new manufacturing and research facility in the Czech Republic, which became operational in January 1996 and began shipments in the fourth quarter of fiscal 1996 to support the growing European market.

Financing activities used $4.2 million in the three months ended November 30, 1996, compared to using $2.0 million in the same period in fiscal 1996. This change resulted principally from a decrease in borrowings under the Company's revolving credit facility and repayments of long-term debt.

As of November 30, 1996, the Company had U.S. bank credit facilities providing a total of $55.0 million in available revolving credit for general business purposes, of which $32.7 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $9.7 million, of which $5.0 million remained unused as of November 30, 1996. Combined borrowings under these facilities decreased
$0.7 million and increased $1.2 million during the three months ended November 30, 1996 and 1995, respectively.

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

                       ARROW INTERNATIONAL, INC.


During the three month periods ended November 30, 1996 and 1995, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 26.4% and 26.1%, respectively. As of November 30, 1996, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $23.2 million mature at various dates through May 1997. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

Based upon its present plans, the Company believes that its working capital, operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

                      ARROW INTERNATIONAL, INC.



PART II.	OTHER INFORMATION


Item 6.	Exhibits and reports on Form 8-K

      		(a)	Exhibits

         			The following exhibits will be filed as part of this Form 10-Q:

	           Exhibit 27.    	Financial Data Schedule

           	Exhibit 99.1   	Cautionary Statement for Purposes
	                          	of the Safe Harbor Provisions of the
		                          Private Securities Litigation Reform
                          		Act of 1995

      		(b) Reports on Form 8-K

	          	No reports on Form 8-K were filed during the
 		        	quarter ended November 30, 1996.

                       ARROW INTERNATIONAL, INC.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARROW INTERNATIONAL, INC.
	                                            	(Registrant)



Date:  January 13, 1997             	By: /s/ John H. Broadbent, Jr.
                                         --------------------------
     		                                        	(signature)

                                       		John H. Broadbent, Jr.
                                       		Vice President-Finance
	                                       	and Treasurer (Principal
		                                       Financial Officer and
		                                       Chief Accounting Officer)

                               EXHIBIT INDEX




Exhibit             Description                        Method of Filing
Number              of Exhibit
-------             ----------                         ----------------

27                  *Financial Data Schedule           EDGAR

99.1                Cautionary Statement for Purposes  Page 17 of this report







































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

                              EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

	From time to time, in both written reports and in oral statements by the Company's senior management, expectations and other statements are expressed regarding future performance of the Company. These forward-looking statements are inherently uncertain and investors must recognize that events could turn out to be different than such expectations and statements.
Key factors impacting current and future performance are discussed in the Company's Annual Report on Form 10-K for its fiscal year ended August 31,
1996 and other filings with the Securities and Exchange Commission (the "Commission"). In addition to such information in the Company's Annual Report on Form 10-K and its other filings with the Commission, the following risk factors should be considered in evaluating the Company and its business, as well as in reviewing forward-looking statements contained in the Company's periodic reports filed with the Commission and in oral statements made by the Company's senior management. The Company's actual results could differ materially from such forward-looking statements due to material risks, uncertainties and contingencies, including, without limitation, those set forth below.

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

	In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to limit costs. Implementation of government health care reform and other private sector efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

	The Company owns numerous U.S. and foreign patents and has several
U.S. and foreign patent applications pending. The Company also has exclusive license rights to certain patents held by third parties. These patents relate to aspects of the technology used in certain of the Company's products. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Successful litigation against the Company regarding its patents or infringement by the Company of the patent rights of others could have a material adverse effect on the Company. In addition, there can be no assurance that pending patent applications will result in issued patents or that patents issued to or licensed-in by the Company will not be challenged or circumvented by competitors or found to be valid or sufficienty broad to protect the Company's technology or to provide it with any competitive advantage. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.
There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets.

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