Form 10-Q
period 1997-02-28
ARROW INTERNATIONAL INC
filed 1997-04-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X)    Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

            For the second quarter period ended February 28,
            1997

                            or

     ( )   Transition Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934.

           For the transition period from _______ to ________

       Commission File Number   0-20212

                          ARROW INTERNATIONAL, INC.
                      ----------------------------------
          (Exact name of registrant as specified in its charter)


             Pennsylvania                        23-1969991
            --------------                      ------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)


 2400 Bernville Road, Reading, Pennsylvania         19605
 ------------------------------------------         -----
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (610) 378-0131
                                                    --------------

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X No
                                                    --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                Shares outstanding at April 10, 1997
    -------               ------------------------------------
Common Stock, No Par Value            23,226,606



                  ARROW INTERNATIONAL, INC.

                       Form 10-Q Index


                                                          Page
                                                          ----
PART I.   FINANCIAL INFORMATION

 Item 1.     Financial Statements

             Consolidated Balance Sheets
             at February 28, 1997
             and August 31, 1996                           3-4

             Consolidated Statements of Income             5-6

             Consolidated Statements of Cash Flows         7-8

             Notes to Consolidated Financial Statements   9-10

 Item 2.     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                               11-16



PART II.  OTHER INFORMATION

 Item 4.     Submission of Matters to a Vote of
             Security Holders                           17-18

 Item 6.     Exhibits and Reports on Form 8-K              19


Signature                                                  20

Exhibit Index                                              21

PART I - FINANCIAL INFORMATION

 Item 1.    Financial Statements


                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                (All Dollar Amounts in Thousands)

                                     February 28,   August 31,
                                        1997           1996
                                     ------------   ----------
                                     (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents           $   9,771      $   4,807
 Accounts receivable, net               56,250         50,093
 Inventories                            46,877         43,509
 Prepaid expenses and other             10,502          9,575
 Deferred income taxes                   2,784          2,709
                                     ---------      ---------
  Total current assets                 126,184        110,693
                                     ---------      ---------
 Property, plant and equipment:
 Total property, plant and equipment   166,357        158,551
 Less accumulated depreciation          55,302         49,552
                                     ---------      ---------
  Property, plant and equipment, net   111,055        108,999
                                     ---------      ---------

Other assets:
 Goodwill, net                          50,150         51,754
 Intangible and other assets, net       26,165         27,975
                                     ---------      ---------
  Total other assets                    76,315         79,729
                                     ---------      ---------
  Total assets                       $ 313,554      $ 299,421
                                     ---------      ---------
                                     ---------      ---------






   See accompanying notes to consolidated financial statements

                            Continued

                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                (All Dollar Amounts in Thousands)


                                          February 28,  August 31,
                                            1997           1996
                                        --------------  ----------
                                         (Unaudited)
LIABILITIES

Current liabilities:
 Current maturities of long-term debt   $    3,428      $    6,293
 Notes payable                              34,687          27,708
 Accounts payable                            6,747           8,078
 Accrued liabilities                         8,764           6,297
 Accrued compensation                        5,138           5,493
 Accrued income taxes                        1,621           1,738
                                        ------------    ----------
  Total current liabilities                 60,385          55,607


Long-term debt                              12,717         15,988
Accrued postretirement benefit obligation    7,815          7,577
Deferred income taxes                          205            476
Commitments and contingencies


SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                   -             -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                  45,580        45,580
 Retained earnings                         199,071       183,502
  Less cost of treasury stock:
  3,252,207 and 3,249,194 shares
  of Common Stock, respectively             (8,363)       (8,308)
 Unearned compensation                        (343)         (469)
 Cumulative translation adjustment          (2,038)         (532)
 Unrealized holding loss on
  securities, net of tax                    (1,475)           -
                                        ----------     ---------
  Total shareholders' equity               232,432       219,773
                                        ----------     ---------
  Total liabilities and
   shareholders' equity                  $ 313,554     $ 299,421
                                        ----------     ---------
                                        __________     _________
   See accompanying notes to consolidated financial statements

                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

    (All Dollar Amounts in Thousands, Except Per Share Data)

                                        For the Three Months
                                               Ended
                                     February 28,    February 29,
                                        1997            1996
                                     -----------     -----------
Net sales                           $    61,965      $    58,779
Cost of goods sold                       27,978           27,556
                                    -----------      -----------
 Gross profit                            33,987           31,223

Operating expenses:
 Research, development
 and engineering                          3,993            3,240
 Selling, general and administrative     14,336           12,729
                                    -----------      -----------
 Operating income                        15,658           15,254
                                    -----------      -----------
Other expenses (income):
 Interest expense, net of
 amounts capitalized                        133              469
 Interest income                           (232)            (136)
 Other, net                                 697              338
                                    -----------      -----------
Other expenses (income), net                598              671
                                    -----------      -----------

Income before income taxes               15,060           14,583
Provision for income taxes                5,798            5,396
                                    -----------      -----------
  Net income                        $     9,262      $     9,187
                                    -----------      -----------
                                    -----------      -----------


Net income per common share         $       .40      $       .40
                                    -----------      -----------
                                    -----------      -----------
Cash dividends per common share     $      .045      $       .04
                                    -----------      -----------
                                    -----------      -----------
Weighted average shares
outstanding                          23,226,888       23,229,747
                                    -----------      -----------
                                    -----------      -----------







   See accompanying notes to consolidated financial statements

                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

    (All Dollar Amounts in Thousands, Except Per Share Data)

                                           For the Six Months
                                                 Ended
                                       February 28,    February 29,
                                          1997             1996
                                       ------------    ------------
Net sales                              $    121,155    $    113,290
Cost of goods sold                           55,383          52,385
                                       ------------    ------------
 Gross profit                                65,772          60,905

Operating expenses:
 Research, development and engineering        7,801           6,400
 Selling, general and administrative         28,296          25,898
                                       ------------    ------------
 Operating income                            29,675          28,607
                                       ------------    ------------

Other expenses (income):
 Interest expense, net of
 amounts capitalized                            594             917
 Interest income                               (431)           (269)
 Other, net                                     987             237
                                       ------------    ------------
Other expenses (income), net                  1,150             885
                                       ------------    ------------

Income before income taxes                   28,525          27,722
Provision for income taxes                   10,982          10,257
                                       ------------    ------------
 Net income                            $     17,543    $     17,465
                                       ------------    ------------
                                       ------------    ------------



Net income per common share            $        .76    $        .75
                                       ------------    ------------
                                       ------------    ------------
Cash dividends per common share        $       .085    $       .075
                                       ------------    ------------
                                       ------------    ------------
Weighted average shares outstanding      23,227,879      23,230,377
                                       ------------    ------------
                                       ------------    ------------








   See accompanying notes to consolidated financial statements

                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)

              (All Dollar Amounts in Thousands)
                                                For the Six Months
                                                      Ended
                                            February 28,    February 29,
                                              1997              1996
                                            ------------    ------------
Cash flows from operating activities:
 Net income                                 $     17,543    $     17,465

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                      5,750           4,854
 Amortization of intangible assets                 2,010           1,504
 Amortization of unearned compensation               103             107
 Deferred income taxes                              (344)            712
 Other                                              (226)           (224)
 Changes in operating assets and liabilities:
  Accounts receivable                             (6,225)         (6,022)
  Inventories                                     (3,368)         (4,131)
  Prepaid expenses and other                        (927)         (2,760)
  Accounts payable and accrued liabilities         1,135             647
  Accrued compensation                              (355)         (1,089)
  Accrued income taxes                              (117)           (337)
                                           -------------    ------------
  Total adjustments                               (2,564)         (6,739)
                                           -------------    ------------
  Net cash provided by operating activities       14,979          10,726

Cash flows from investing activities:
 Capital expenditures                             (7,806)        (13,008)
 Purchase of intangible assets and other          (1,046)        (10,926)
                                           -------------    ------------
  Net cash used in investing activities           (8,852)        (23,934)

Cash flows from financing activities:
 Increase in notes payable                         6,979          16,478
 Principal payments of long-term debt             (6,136)         (4,809)
 Dividends paid                                   (1,974)         (1,742)
 Purchase of treasury stock                          (32)            (43)
  Net cash (used in) provided by           -------------    ------------
  financing activities                            (1,163)          9,884

Net change in cash and cash equivalents            4,964          (3,324)
Cash and cash equivalents at beginning
 of year                                           4,807           9,453
                                           -------------    ------------
Cash and cash equivalents at
 end of period                             $       9,771    $      6,129
                                           -------------    ------------
                                           -------------    ------------
       See accompanying notes to consolidated financial statements

                            Continued

                 ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)

              (All Dollar Amounts in Thousands)

                                               For the Six Months
                                                     Ended
                                            February 28,  February 29,
                                               1997          1996
                                            ------------  ------------


Supplemental disclosure of
 cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)     $       594   $       992
  Income taxes                              $     9,504   $     8,824





























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





Note 2 - Inventories

Inventories are summarized as follows:

                                            February 28,    August 31,
                                                 1997           1996
                                            -----------     ----------
 Finished goods                             $    16,620     $   16,878
 Semi-finished goods                             10,939         10,010
 Work-in-process                                  8,607          7,107
 Raw materials                                   10,711          9,514
                                            -----------     ----------
                                            $    46,877     $   43,509
                                            -----------     ----------
                                            -----------     ----------

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






                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (Unaudited)

Note 4 - Related Party Transactions

Certain of the Company's facilities, personnel and services are being utilized by Arrow Precision Products, Inc. ("Precision"). Precision is related to the Company through common ownership. The Company charged Precision $110 and $131 and $220 and $262 for the cost of such utilization during the three months and six months ended February 28, 1997 and February 29, 1996, respectively. The Company made purchases from Precision amounting to $295 and $283 and $691 and $588 for the three months and six months ended February 28, 1997 and February 29, 1996, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $447 and $241 and $613 and $445 for the three months and six months ended February 28, 1997 and February 29, 1996, respectively. At February 28, 1997 and February 29, 1996, the Company had a net receivable from Precision amounting to $200 and $72, respectively.




Note 5 - Adoption of New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 is designed to improve the EPS information in financial statements by simplifying the existing computational guidelines (i.e., APB Opinion No. 15, "Earnings Per Share"), revising the disclosure requirements and increasing the comparability of EPS on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's consolidated financial position or results of operations.

























                            -10-
                   ARROW INTERNATIONAL, INC.

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

                     Results of Operations

Three Months Ended February 28, 1997 Compared to Three Months
Ended February 29, 1996


Net sales for the three months ended February 28, 1997
increased by $3.2 million, or 5.4%, to $62.0 million from $58.8 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, including increased shipments of ARROWg+ard
Blue trademark antiseptic surface treated catheter products. Sales of critical care products increased 8.2% to $52.6 million from $48.6 million in the comparable prior period. Interventional procedure product sales decreased to $9.2 million from $10.1 million, a decrease of 8.1% from the comparable prior period, due primarily to lower sales of intra-aortic balloon (I.A.B.)
products in Japan where this decrease has led to a decision by the Company to change its distribution of these products. I.A.B.
sales in Japan will be negatively affected for the balance of the 1997 fiscal year as distributor inventory is depleted prior to the Company's assumption of direct sales responsibility.
International sales decreased by $0.7 million, or 3.3%, to 34.0% of net sales, excluding royalty income, for the three months ended February 28, 1997, compared to 37.1% of net sales in the comparable period of fiscal 1996, principally as a result of a stronger U.S. dollar and lower sales of intra-aortic balloon products.

Gross profit increased 8.9% to $34.0 million in the three months ended February 28, 1997 compared to $31.2 million in the same period of fiscal 1996. As a percentage of net sales, gross profit increased to 54.8% during the three months ended February 28, 1997 from 53.1% in the comparable period of fiscal 1996, due primarily to the reduction in manufacturing costs resulting primarily from increased production at the Company's international manufacturing facilities and increased sales of higher margin central venous catheter products.

                   ARROW INTERNATIONAL, INC.

Research, development and engineering expenses increased by 23.2% to $4.0 million in the three months ended February 28, 1997 from $3.2 million in the comparable prior period, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. As a percentage of net sales, these expenses increased in the second quarter of fiscal 1997 to 6.4%, compared to 5.5% in the same period in fiscal 1996. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

Selling, general and administrative expenses increased by 12.6% to $14.3 million in the three months ended February 28, 1997 from $12.7 million in the comparable prior period of fiscal 1996 and increased as a percentage of net sales to 23.1% in the second quarter of fiscal 1997 from 21.7% in the comparable period of fiscal 1996. The increase was due primarily to an increase in expenses related to the amortization of certain intangible assets and additions to the Company's domestic direct sales force to replace a distributor in the New England area in December 1995.


Principally due to the above factors, operating income increased in the second quarter of fiscal 1997 by 2.6% to $15.7 million from $15.3 million in the comparable period of fiscal
1996.

Other expenses (income), net, decreased to $0.6 million in the second quarter of fiscal 1997 from $0.7 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.

As a result of the factors discussed above, income before income taxes increased in the second quarter of fiscal 1997 by 3.3% to $15.1 million from $14.6 million in the comparable prior period. For the second quarter of fiscal 1997, and for the remainder of fiscal 1997, the Company's effective income tax rate was, and is expected to be, 38.5%, an increase from 37.0% in fiscal 1996, principally as a result of generating a larger proportion of earnings in higher-tax jurisdictions.

Net income in the second quarter of fiscal 1997 increased by 0.8% to $9.3 million from $9.2 million in the comparable prior period. As a percentage of net sales, net income represented 14.9% in the three months ended February 28, 1997, compared to 15.6% in the comparable prior period of fiscal 1996.

Net income per common share was $.40 for both periods.
Weighted average common shares outstanding decreased to 23,226,888 in the second quarter of fiscal 1997 from 23,229,747 in the comparable prior period.

                  ARROW INTERNATIONAL, INC.

Six Months Ended February 28, 1997 Compared to Six Months
Ended February 29, 1996

Net sales for the six months ended February 28, 1997 increased by $7.9 million, or 6.9%, to $121.2 million from $113.3 million in the same period last year. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, including shipments of ARROWg+ard Blue trademark antiseptic surface treated catheter products. Sales of critical care products increased 9.3% to $102.3 million from $93.6 million in the comparable prior period. Interventional procedure product sales decreased to $18.8 million from $19.3 million, a decrease of 2.7% from the comparable prior period, due primarily to lower sales of intra-aortic balloon (I.A.B.) products in Japan where this decrease has led to a decision by the Company to change its distribution of these products. I.A.B. sales in Japan will be negatively affected for the balance of the 1997 fiscal year as distributor inventory is depleted prior to the Company's assumption of direct sales responsibility. International sales increased by $1.7 million, or 4.0%, to 35.7% of net sales, excluding royalty income, for the six months ended February 28, 1997, compared to 36.8% in the comparable period of fiscal 1996, principally as a result of increased sales of multi-lumen catheters, offset by the effect of a stronger U.S. dollar and lower sales of intra-aortic balloon products.

Gross profit increased 8.0% to $65.8 million in the six months ended February 28, 1997, compared to $60.9 million in the same period of fiscal 1996. As a percentage of net sales, gross profit increased to 54.3% during the six months ended February 28, 1997 from 53.8% in the comparable period of fiscal 1996, due primarily to the reduction in manufacturing costs resulting primarily from increased production at the Company's international manufacturing facilities and increased sales of higher margin central venous catheter products.

Research, development and engineering expenses increased by 21.9% to $7.8 million in the six months ended February 28, 1997 from $6.4 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first half of fiscal 1997 to 6.4%, compared to 5.6% in the same period in fiscal 1996, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

                  ARROW INTERNATIONAL, INC.

Selling, general and administrative expenses increased by 9.3% to $28.3 million in the six months ended February 28, 1997 from $25.9 million in the comparable prior period and increased as a percentage of net sales to 23.4% in the first half of fiscal 1997 from 22.9% in the comparable period of fiscal 1996. The increase was due primarily to an increase in expenses related to the amortization of certain intangible assets and additions to the Company's domestic direct sales force to replace a distributor in the New England area in December 1995.

Principally due to the above factors, operating income increased in the first half of fiscal 1997 by 3.7% to $29.7 million from $28.6 million in the comparable period of fiscal 1996.

Other expenses (income), net, increased to $1.1 million in the first half of fiscal 1997 from $0.9 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.

As a result of the factors discussed above, income before income taxes increased in the first half of fiscal 1997 by 2.9% to $28.5 million from $27.7 million in the comparable prior period. For the first half of fiscal 1997, and for the remainder of fiscal 1997, the Company's effective income tax rate was, and is expected to be, 38.5%, an increase from 37.0% in fiscal 1996, principally as a result of its generating a larger proportion of earnings in higher-tax jurisdictions.

Net income was $17.5 million in both periods. As a percentage of net sales, net income represented 14.5% during the six months ended February 28, 1997 compared to 15.4% in the comparable period of fiscal 1996.

Net income per common share was $.76 in the six month period ended February 28, 1997, an increase of 0.5%, or $.01 per share from $.75 per share in the comparable prior period. Weighted average common shares outstanding decreased to 23,227,879 from 23,230,377 in the comparable prior periods.

                  ARROW INTERNATIONAL, INC.


               Liquidity and Capital Resources

For the six months ended February 28, 1997, net cash provided by operations was $15.0 million, an increase of $4.3 million from the same period in the prior year. Accounts receivable increased by $6.2 million in the six months ended February 28, 1997, compared to a $6.0 million increase in the same period of fiscal 1996. Accounts receivable, measured in days sales outstanding during the period, increased to 78 days at February 28, 1997 from 73 days at February 29, 1996, due principally to an increase in the collection period for the Company's international sales.

Net cash used in the Company's investing activities decreased to $8.9 million in the six months ended February
28, 1997 from $23.9 million in the comparable period of fiscal 1996, principally as a result of a reduction in the purchase of intangible assets and lower capital expenditures.

Financing activities used $1.2 million in the six month period ended February 28, 1997, whereas such activities provided $9.9 million in the comparable period of fiscal
1996, changing principally as a result of reduced new borrowings under the Company's revolving credit facilities, offset by repayments of long-term debt.

During the second quarter of fiscal 1997, the Company increased the amount of its U.S. revolving line of credit facilities by $5.0 million to provide for a total of $60.0 million in available revolving credit, of which $30.3 million remained unused as of February 28, 1997. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $10.8 million, of which $5.8 remained unused as of February 28, 1997. Combined borrowings under these facilities increased $7.0 million during the six month period ended February 28, 1997.

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

                  ARROW INTERNATIONAL, INC.

During the six month periods ended February 28, 1997 and February 29, 1996, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.9% and 25.9%, respectively. As of February 28, 1997, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $13.3 million mature at various dates through May 1997. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

Based upon its present plans, the Company believes that operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and to meet the currently foreseeable liquidity needs of the Company.

Overall effects of inflation and seasonality in the Company's business during the periods discussed above were not significant.

                       ARROW INTERNATIONAL, INC.


PART II.   OTHER INFORMATION


Item 4.    Submission of matters to a vote of security holders.

       (a) The Company held its annual meeting of shareholders on January 15, 1997.

       (b) At the annual meeting, the following matters were voted upon: (i) the election of four directors (in connection with which (A) proxies were solicited pursuant to Regulation 14D under the Securities Exchange Act of
           1934, (B) there was no solicitation in opposition to management's nominees as listed in the proxy statement and
           (C) such nominees were elected); and (ii) ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the current fiscal year.

           With respect to the election of directors, votes were cast as follows:

                         Alan M. Sebulsky
                         ----------------
       Votes for                         21,821,274
       Withheld                              61,635

                         Robert L. McNeil, Jr.
                         ---------------------
       Votes for                         21,806,494
       Withheld                              76,415

                         John E. Gurski
                         --------------
       Votes for                         21,820,374
       Withheld                              62,535

                         Marlin Miller, Jr.
                         ------------------
       Votes for                         21,819,574
       Withheld                              63,335










                                 -17-
                       ARROW INTERNATIONAL, INC.


PART II.   OTHER INFORMATION (Continued)


Item 4.    Submission of matters to a vote of security holders.(Continued)

           With respect to other matters, votes were cast as follows:

                         Ratification of the Appointment
                         of Independent Accountants
                         -------------------------------
       Votes for                             21,876,015
       Votes against                              3,775
       Abstentions                                3,119

       There were no broker non-votes in respect of these matters.
































                                 -18-
                  ARROW INTERNATIONAL, INC.


Item 6.    Exhibits and reports on Form 8-K

       (a) Exhibits

           The following exhibits will be filed as part of this Form 10-Q:

               Exhibit 27      Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of the
                               Private Securities Litigation Reform
                               Act of 1995

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended February 28, 1997.






























                            -19-
                  ARROW INTERNATIONAL, INC.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW INTERNATIONAL, INC.
                                        (Registrant)

Date:  April 14, 1997       By:  /s/  John H. Broadbent, Jr.
                                 ---------------------------
                                         (signature)

                                      John H. Broadbent, Jr.
                                      Vice President-Finance
                                      and Treasurer (Principal
                                      Financial Officer and
                                      Chief Accounting Officer)





























                            -20-

                          EXHIBIT INDEX

Exhibit    Description
Number     of Exhibit                 Method of Filing
-------    ----------                 ----------------

27        *Financial Data Schedule    EDGAR

99.1       Cautionary Statement for   Page 22 of this report
           Purposes of the Safe
           Harbor Provisions of the
           Private Securities
           Litigation Reform Act of
           1995


































*Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities
Exchange Act of 1934 and Section 323 of the Trust Indenture
Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.


                            -21-
                        EXHIBIT 99.1

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

STRINGENT GOVERNMENT REGULATION

     The Company's products are subject to extensive regulation by the Food and Drug Administration (the "FDA") and, in some jurisdictions, by state and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States. With the exception of one product, the Company has, to date, obtained FDA marketing clearance only through the 510(k) premarket notification process. Certain products under development and future product applications, however, will require approval through the more rigorous Premarket Approval application ("PMA") process. The process of obtaining such clearances or approvals can be time consuming and expensive, and there can be no assurance that all clearances or approvals sought by the Company will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of the Company's products. The Company is required to adhere to applicable regulations setting forth current Good Manufacturing Practices ("GMP") which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, the Company is required to comply with FDA requirements for labeling and promotion of its products. Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement action, including product




                            -22-
seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company.
Medical device laws and regulations with similar substantive and enforcement provisions are also in effect in many of the foreign countries where the Company does business. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

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

COST PRESSURES ON MEDICAL TECHNOLOGY AND PROPOSED HEALTH CARE REFORM

     The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although the Company's products are used primarily for non-optional medical procedures, the Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services, which has included and will continue to include those of the Company. In the United States, these cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in





                            -23-
accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. There can be no assurance that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of the Company's products.

     In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to limit costs. Implementation of government health care reform and other private sector efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. Similar initiatives to limit the growth of health care costs, including price regulation, are also under way in several other countries in which the Company does business. The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

     The Company owns numerous U.S. and foreign patents and has several U.S. and foreign patent applications pending. The Company also has exclusive license rights to certain patents held by third parties. These patents relate to aspects of the technology used in certain of the Company's products. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Successful litigation against the Company regarding its patents or infringement by the Company of the patent rights of others could have a material adverse effect on the Company. In addition, there can be no assurance that pending patent applications will result in issued patents or that patents issued to or licensed-in by the Company will not be challenged or circumvented by competitors or found to be valid or sufficiently broad to protect






                            -24-
the Company's technology or to provide it with any competitive advantage. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets.

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


                            -25-
POTENTIAL PRODUCT LIABILITY

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










                            -26-