Form 10-Q
period 1997-05-31
ARROW INTERNATIONAL INC
filed 1997-07-15
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the third quarter period ended May 31, 1997

                            or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to
          ____________

     Commission File Number   0-20212

                          ARROW INTERNATIONAL, INC.
            ----------------------------------------------------
           (Exact name of registrant as specified in its charter)


             Pennsylvania                         23-1969991
-------------------------------                ------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


3000 Bernville Road, Reading, Pennsylvania          19605
------------------------------------------        ---------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(610) 378-0131
                                                   --------------

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                  Shares outstanding at July 12, 1997
       -----                  -----------------------------------
Common Stock, No Par Value            23,226,366




                  ARROW INTERNATIONAL, INC.

                       Form 10-Q Index


                                                               Page

PART I.      FINANCIAL INFORMATION

       Item 1.  Financial Statements

             Consolidated Balance Sheets at May 31, 1997
             and August 31, 1996                                3-4

             Consolidated Statements of Income                  5-6

             Consolidated Statements of Cash Flows              7-8

             Notes to Consolidated Financial Statements         9-10

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations  11-16



PART II.       OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                  17

Signature                                                         18

Exhibit Index                                                     19
















                                       -2-
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                  ARROW INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEETS

              (All Dollar Amounts in Thousands)

                                             May 31,       August 31,
                                              1997           1996
                                           -----------     ----------
                                           (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                 $    3,288     $    4,807
 Accounts receivable, net                      56,576         50,093
 Inventories                                   48,556         43,509
 Prepaid expenses and other                     9,492          9,575
 Deferred income taxes                          2,649          2,709
                                           ----------     ----------
  Total current assets                        120,561        110,693
                                           ----------     ----------

Property, plant and equipment:
 Total property, plant and equipment          168,232        158,551
 Less accumulated depreciation                 57,809         49,552
                                           ----------     ----------
  Property, plant and equipment, net          110,423        108,999
                                           ----------     ----------

Other assets:
 Goodwill, net                                 49,498         51,754
 Intangible and other assets, net              24,591         27,975
 Deferred income taxes                            467           -
                                           ----------     ----------
  Total other assets                           74,556         79,729
                                           ----------     ----------

  Total assets                             $  305,540     $  299,421
                                           ==========     ==========






See accompanying notes to consolidated financial statements.

                          Continued

                             -3-
                  ARROW INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEETS

              (All Dollar Amounts in Thousands)

                                             May 31,     August 31,
                                              1997          1996
                                           ----------   ----------
                                           (unaudited)
LIABILITIES

Current liabilities:
 Current maturities of long-term debt      $    3,552   $    6,293
 Notes payable                                 22,559       27,708
 Accounts payable                               4,597        8,078
 Accrued liabilities                            7,717        6,297
 Accrued compensation                           5,973        5,493
 Accrued income taxes                           2,289        1,738
                                           ----------   ----------
  Total current liabilities                    46,687       55,607
                                           ----------   ----------

Long-term debt                                 12,118       15,988
Accrued postretirement benefit obligation       7,909        7,577
Deferred income taxes                            -             476
Commitments and contingencies

SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                    -              -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                   45,580         45,580
 Retained earnings                          207,521        183,502
  Less cost of treasury stock:
  3,252,447 and 3,249,194 shares
  of Common Stock, respectively              (8,366)        (8,308)
 Unearned compensation                         (293)          (469)
 Cumulative translation adjustment           (3,208)          (532)
 Unrealized holding loss on
  securities, net of tax                     (2,408)           -
                                         ----------     ----------
 Total shareholders' equity                 238,826        219,773
                                         ----------     ----------
  Total liabilities and
   shareholders' equity                  $  305,540     $  299,421
                                         ==========     ==========

See accompanying notes to consolidated financial statements.

                             -4-
                  ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME

                         (unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)

                                                For the Three Months
                                                    Ended May 31,
                                                1997           1996
                                            ---------      ---------
Net sales                                   $  62,107      $  57,548
Cost of goods sold                             27,900         27,772
                                            ---------      ---------
Gross profit                                   34,207         29,776


Operating expenses:
 Research, development and engineering          4,090          3,631
 Selling, general and administrative           14,366         13,660
                                            ---------      ---------
 Operating income                              15,751         12,485
                                            ---------      ---------

Other expenses (income):
 Interest expense, net
   of amounts capitalized                         186            418
 Interest income                                 (211)          (244)
 Other, net                                       338            670
                                            ---------      ---------
Other expenses (income), net                      313            844
                                            ---------      ---------

Income before income taxes                     15,438         11,641
Provision for income taxes                      5,944          4,307
                                            ---------      ---------

  Net income                                $   9,494      $   7,334
                                            =========      =========



Net income per common share                 $     .41      $     .32
                                            =========      =========
Cash dividends per common share             $    .045      $     .04
                                            =========      =========
Weighted average shares
 outstanding                               23,226,428     23,229,437
                                           ==========     ==========




See accompanying notes to consolidated financial statements.

                             -5-
                  ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME

                         (unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)

                                                For the Nine Months
                                                   Ended May 31,
                                                1997           1996
                                             ---------      ---------
Net sales                                    $ 183,262      $ 170,838
Cost of goods sold                              83,283         80,158
                                             ---------      ---------
Gross profit                                    99,979         90,680

Operating expenses:
 Research, development and engineering          11,891         10,030
 Selling, general and administrative            42,663         39,558
                                             ---------      ---------
 Operating income                               45,425         41,092
                                             ---------      ---------

Other expenses (income):
 Interest expense, net
    of amounts capitalized                         780          1,335
 Interest income                                  (642)          (513)
 Other, net                                      1,324            907
                                             ---------      ---------
Other expenses (income), net                     1,462          1,729
                                             ---------      ---------

Income before income taxes                      43,963         39,363
Provision for income taxes                      16,926         14,564
                                             ---------      ---------
 Net income                                  $  27,037      $  24,799
                                             =========      =========



Net income per common share                  $    1.17      $    1.07
                                             =========      =========
Cash dividends per common share              $     .13      $    .115
                                             =========      =========
Weighted average shares
 outstanding                                23,227,390     23,230,062
                                            ==========     ==========






See accompanying notes to consolidated financial statements.

                             -6-
                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (unaudited)
              (All Dollar Amounts in Thousands)
                                          For the Nine Months Ended May 31,
                                                 1997           1996
                                              ---------      ---------
Cash flows from operating activities:
 Net income                                   $  27,037      $  24,799

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                     8,257          7,324
 Amortization of intangible assets                2,910          2,385
 Amortization of unearned compensation              151            159
 Deferred income taxes                             (882)         1,112
 Other                                             (644)          (219)
 Changes in operating assets and liabilities:
  Accounts receivable                            (6,592)        (4,763)
  Inventories                                    (5,047)        (7,348)
  Prepaid expenses and other                         83         (3,587)
  Accounts payable and accrued liabilities       (2,062)           663
  Accrued compensation                              480         (1,341)
  Accrued income taxes                              551           (527)
                                              ---------      ---------
  Total adjustments                              (2,795)        (6,142)
                                              ---------      ---------
  Net cash provided by operating activities      24,242         18,657

Cash flows from investing activities:
 Capital expenditures                            (9,681)       (18,236)
 Purchase of intangible assets                   (1,269)       (14,266)
                                              ---------      ---------
  Net cash used in investing activities         (10,950)       (32,502)

Cash flows from financing activities:
 (Decrease) increase in notes payable            (5,148)        17,533
 Principal payments of long-term debt            (6,611)        (6,999)
 Dividends paid                                  (3,020)        (2,671)
 Purchase of treasury stock                         (32)           (43)
                                              ---------      ---------
  Net cash (used in)
  provided by financing activities              (14,811)         7,820

Net change in cash and cash equivalents          (1,519)        (6,025)
Cash and cash equivalents at
  beginning of year                               4,807          9,453
                                              ---------      ---------
Cash and cash equivalents at end of period    $   3,288      $   3,428
                                              =========      =========

 See accompanying notes to consolidated financial statements
                          Continued

                             -7-
                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (unaudited)

              (All Dollar Amounts in Thousands)

                                                  For the Nine Months
                                                     Ended May 31,
                                                  1997           1996
                                                ---------     ----------

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)        $      780     $    1,335
  Income taxes                                 $   15,110     $   14,657





























 See accompanying notes to consolidated financial statements

                             -8-
                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

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


Note 2 - Inventories

Inventories are summarized as follows:

                                        May 31,     August 31,
                                         1997          1996
                                     ---------      ---------
Finished goods                       $  17,207      $  16,878
Semi-finished goods                     12,937         10,010
Work-in-process                          6,659          7,107
Raw materials                           11,753          9,514
                                     ---------      ---------
                                     $  48,556      $  43,509
                                     =========      =========


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




                          Continued

                             -9-
                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)



Note 4 - Related Party Transactions

Certain of the Company's facilities, personnel and services are being utilized by Arrow Precision Products, Inc. ("Precision"). Precision is related to the Company through common ownership. The Company charged Precision $110 and $113 and $330 and $375 for the cost of such utilization during the three months and nine months ended May 31, 1997 and 1996, respectively. The Company made purchases from Precision amounting to $338 and $255 and $1,029 and $843 for the three months and nine months ended May 31, 1997 and 1996, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $162 and $294 and $609 and $739 for the three months and nine months ended May 31, 1997 and 1996, respectively. At May 31, 1997 and 1996, the Company had a net receivable from Precision amounting to $48 and $145, respectively.


Note 5 - Adoption of New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 is designed to improve the Earnings Per Share ("EPS") information in financial statements by simplifying the existing computational guidelines (i.e., APB Opinion No. 15, "Earnings Per Share"), revising the disclosure requirements and increasing the comparability of EPS on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate the effect of adopting this new standard to have a material effect on the Company's EPS amounts computed under the present accounting standard.










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

                    Results of Operations

Three Months Ended May 31, 1997 Compared to Three Months
Ended May 31, 1996

Net sales for the three months ended May 31, 1997 increased by $4.6 million, or 7.9%, to $62.1 million from $57.5 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, including increased shipments of ARROWg+ard Blue trademark antiseptic surface treated catheter products. Sales of critical care products increased 10.7% to $52.4 million from $47.4 million in the comparable prior period. Interventional procedure product sales decreased to $9.6 million from $10.1 million, a decrease of 4.5% over the comparable prior period, due primarily to lower sales of intra-aortic balloon (I.A.B.)
products in Japan where these products have been sold by an independent distributor and lower U.S. sales of I.A.B.
pumps, which, due to market conditions,
are increasingly placed in hospitals at no charge in return for commitments to purchase I.A.B. catheters. In July 1997 the Company will begin to assume direct sales responsibility for these products in Japan, although sales may be negatively affected for the balance of 1997 as distributor inventory is depleted. International sales increased by $0.5 million, or 2.0%, representing 36.5% of net sales, excluding royalty income, for the three months ended May 31, 1997, compared to 38.6% of net sales in the comparable period of fiscal 1996, principally as a result of increased sales of multi-lumen catheters, offset by the effect of a stronger U.S. dollar, which reduced net sales relative to the comparable prior year period by $1.9 million, and lower sales of I.A.B. products in Japan.








                            -11-
                  ARROW INTERNATIONAL, INC.

Gross profit increased 14.9% to $34.2 million in the three months ended May 31, 1997 from $29.8 million in the same period of fiscal 1996. As a percentage of net sales, gross profit increased to 55.1% during the three months ended May 31, 1997 from 51.7% in the comparable period of fiscal 1996, due principally to the reduction in manufacturing costs resulting from increased production at the Company's international manufacturing facilities and increased sales of higher margin central venous catheter products.

Research, development and engineering expenses increased by 12.6% to $4.1 million in the three months ended May 31, 1997 from $3.6 million in the comparable prior period. As a percentage of net sales, these expenses increased in the third quarter of fiscal of 1997 to 6.6%, compared to 6.3% in the same period in fiscal 1996, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

Selling, general and administrative expenses increased by 5.2% to $14.4 million in the three months ended May 31, 1997 from $13.7 million in the comparable prior period of fiscal 1996 due primarily to an increase in expenses related to the amortization of certain intangible assets. Selling, general and administrative expenses decreased as a percentage of net sales to 23.1% in the third quarter of fiscal 1997 from 23.7% in the comparable period of fiscal 1996.

Principally due to the above factors, operating income increased in the third quarter of fiscal 1997 by 26.2% to $15.8 million from $12.5 million in the comparable period of fiscal 1996.

Other expenses (income), net, decreased to $0.3 million during the third quarter of fiscal 1997 from $0.8 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and gains and losses on foreign exchange transactions associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.











                            -12-
                  ARROW INTERNATIONAL, INC.

As a result of the factors discussed above, income before income taxes increased by 32.6% to $15.4 million in the third quarter of fiscal 1997 from $11.6 million in the comparable prior period. For the third quarter of fiscal
1997, and for the remainder of fiscal 1997, the Company's effective tax rate was, and is expected to be, 38.5%, an increase from 37.0% in fiscal 1996, principally as a result of its generating a larger proportion of earnings in higher-tax jurisdictions.

Net income in the third quarter of fiscal 1997 increased by 29.5% to $9.5 million from $7.3 million in the comparable prior period. As a percentage of net sales, net income represented 15.3% in the three months ended May 31, 1997, compared to 12.7% in the comparable period of fiscal 1996.

Net income per common share was $.41 in the three month period ended May 31, 1997, an increase of 29.5%, or $.09 per share, from $.32 per share in the comparable prior period. Weighted average common shares outstanding decreased to 23,226,428 in the third quarter of fiscal 1997 from 23,229,437 in the comparable prior period.


Nine Months Ended May 31, 1997 Compared to Nine Months Ended
May 31, 1996

Net sales for the nine months ended May 31, 1997 increased by $12.4 million, or 7.3%, to $183.3 million from $170.8 million in the same period last year. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, including increased shipments of ARROWg+ard Blue trademark antiseptic surface treated catheter products. Sales of critical care products increased 9.8% to $154.7 million from $141.0 million in the comparable prior period. Interventional procedure product sales decreased to $28.4 million from $29.3 million, a decrease of 3.3% over the comparable prior period, due primarily to lower sales of intra-aortic balloon (I.A.B.) products in Japan where these products have been sold by an independent distributor and lower U.S. sales of I.A.B.
pumps, which, due to market conditions, are increasingly placed in hospitals at no charge in return for commitments to purchase I.A.B. catheters.
In July 1997 the Company will begin to assume direct sales responsibility for these products in Japan, although sales may be negatively affected for the balance of 1997 as distributor inventory is depleted. International sales increased by $2.1 million, or 3.3%, representing
36.0% of net sales, excluding royalty income, for the nine months ended May 31, 1997, compared to 37.4% of net sales in the comparable period of fiscal 1996, principally as a result of increased sales of multi-lumen catheters, offset by the effect of a stronger U.S. dollar, which reduced net sales relative to the comparable prior year period by $5.0 million and lower sales of I.A.B.
products in Japan.






                            -13-
                  ARROW INTERNATIONAL, INC.

Gross profit increased 10.3% to $100.0 million in the nine months ended May 31, 1997, compared to $90.7 million in the same period of fiscal 1996. As a percentage of net sales, gross profit increased to 54.6% during the nine months ended May 31, 1997 from 53.1% in the comparable period of fiscal 1996, due principally to the reduction in manufacturing costs resulting from increased production at the Company's international manufacturing facilities and increased sales of higher margin central venous catheter products.

Research, development and engineering expenses increased by 18.5% to $11.9 million in the nine months ended May 31, 1997 from $10.0 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first nine months of fiscal 1997 to 6.5%, compared to 5.9% in the same period in fiscal 1996, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

Selling, general and administrative expenses increased by 7.8% to $42.7 million in the nine months ended May 31, 1997 from $39.6 million in the comparable prior period and increased as a percentage of net sales to 23.3% in the first nine months of fiscal 1997 from 23.1% in the comparable period of fiscal 1996. This percentage increase was due primarily to an increase in expenses related to the amortization of certain intangible assets and additions to the domestic direct sales force to replace in December 1995 a distributor in the New England area.

Principally due to the above factors, operating income increased in the first nine months of fiscal 1997 by 10.5% to $45.4 million from $41.1 million in the comparable period of fiscal 1996.

Other expenses (income), net, decreased to $1.5 million in the first nine months of fiscal 1997 from $1.7 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.

As a result of the factors discussed above, income before income taxes increased in the first nine months of fiscal 1997 by 11.7% to $44.0 million from $39.4 million in the comparable prior period. The Company's effective income tax rate was, and is expected to be, 38.5%, an increase from 37.0% in fiscal 1996, principally as a result of its generating a larger proportion of earnings in higher-tax jurisdictions.


                            -14-
                  ARROW INTERNATIONAL, INC.


Net income in the first nine months of fiscal 1997 increased by 9.0% to $27.0 million from $24.8 million in the comparable prior period. As a percentage of net sales, net income represented 14.8% during the nine months ended May 31, 1997 compared to 14.5% in the comparable period of fiscal 1996.

Net income per common share was $1.17 in the nine month period ended May 31, 1997, an increase of 9.0%, or $.10 per share, from $1.07 per share in the comparable prior period.
Weighted average common shares outstanding decreased to 23,227,390 from 23,230,062 in the comparable prior period.


               Liquidity and Capital Resources

For the nine months ended May 31, 1997, net cash provided by operations was $24.2 million, an increase of $5.6 million from the same period in the prior year. Accounts receivable increased by $6.6 million in the nine months ended May 31, 1997, compared to a $4.8 million increase in the same period of fiscal 1996. Accounts receivable, measured in day sales outstanding during the period, increased to 84 days at May 31, 1997 from 78 days at May 31, 1996, due principally to an increase in the collection period for the Company's international sales.

Net cash used in the Company's investing activities decreased to $10.9 million in the nine months ended May 31, 1997 from $32.5 million in the comparable period of fiscal
1996, principally as a result of a reduction in the purchase of intangible assets and lower capital expenditures.

Financing activities used $14.8 million in the nine month period ended May 31, 1997, whereas such activities provided $7.8 million in the comparable period of fiscal 1996, changing principally as a result of repayments of borrowings under the Company's revolving credit facilities and of long-term debt.

As of May 31, 1997, the Company had U.S. bank credit facilities providing a total of $60.0 million in revolving credit for general business purposes, of which $41.5 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $13.4 million, of which $9.3 million remained unused as of May 31, 1997. Combined borrowings under these facilities decreased $5.1 million during the nine month period ended May 31, 1997.






                            -15-
                  ARROW INTERNATIONAL, INC.

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

During the nine month periods ended May 31, 1997 and 1996, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.7% and 26.7%, respectively. As of May 31, 1997, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $22.1 million mature at various dates through December 1997. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

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



















                            -16-
                  ARROW INTERNATIONAL, INC.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:

               Exhibit 10.11.1 Modification Agreement, dated October 25, 1995, to License
                                      Agreement between Daltex Medical
                                      Sciences, Inc. and the Company

               Exhibit 10.11.2 Second Modification Agreement, dated May 30, 1997, to License Agreement between Daltex Medical Sciences, Inc. and the Company

               Exhibit 27             Financial Data Schedule

               Exhibit 99.1           Cautionary Statement for Purposes
                                      of the Safe Harbor Provisions
                                      of the Private Securities Litigation
                                      Reform Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended May 31, 1997.















                            -17-
                  ARROW INTERNATIONAL, INC.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARROW INTERNATIONAL, INC.
                                   (Registrant)



Date:  July 15, 1997       By: /s/  John H. Broadbent, Jr.
                               ---------------------------
                                             (signature)

                                   John H. Broadbent, Jr.
                                   Vice President-Finance
                                   and Treasurer (Principal
                                   Financial Officer and
                                   Chief Accounting Officer)
























                            -18-

                          EXHIBIT INDEX

EXHIBIT    DESCRIPTION
NUMBER     OF EXHIBIT                  METHOD OF FILING
-------    ----------                  ----------------
10.11.1    Modification Agreement,     Filed with this Report
           dated October 25, 1995,
           to License Agreement
           between Daltex Medical
           Sciences, Inc. and the
           Company


10.11.2    Second Modification         Filed with this Report
           Agreement, dated May 30,
           1997, to License
           Agreement between Daltex
           Medical Sciences, Inc.
           and the Company

27         *Financial Data Schedule   EDGAR

99.1       Cautionary Statement for   Page 20 of this report
           Purposes of the Safe
           Harbor Provisions of the
           Private Securities
           Litigation Reform Act of
           1995

















*Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities
Exchange Act of 1934 and Section 323 of the Trust Indenture
Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.


                            -19-
                        EXHIBIT 99.1

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

STRINGENT GOVERNMENT REGULATION

     The Company's products are subject to extensive regulation by the Food and Drug Administration (the "FDA") and, in some jurisdictions, by state and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States. With the exception of one product, the Company has, to date, obtained FDA marketing clearance only through the 510(k) premarket notification process. Certain products under development and future product applications, however, will require approval through the more rigorous Premarket Approval application ("PMA") process. The process of obtaining such clearances or approvals can be time consuming and expensive, and there can be no assurance that all clearances or approvals sought by the Company will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of the Company's products. The Company is required to adhere to applicable regulations setting forth current Good Manufacturing Practices ("GMP") which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, the Company is required to comply with FDA requirements for labeling and promotion of its products. Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement action, including product


                            -20-
seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company.
Medical device laws and regulations with similar substantive and enforcement provisions are also in effect in many of the foreign countries where the Company does business. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

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

COST PRESSURES ON MEDICAL TECHNOLOGY AND PROPOSED HEALTH
CARE REFORM

     The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although the Company's products are used primarily for non-optional medical procedures, the Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services, which has included and will continue to include those of the Company. In the United States, these cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in



                            -21-
accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. There can be no assurance that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of the Company's products.

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

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS

     The Company owns numerous U.S. and foreign patents and has several U.S. and foreign patent applications pending. The Company also has exclusive license rights to certain patents held by third parties. These patents relate to aspects of the technology used in certain of the Company's products. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Successful litigation against the Company regarding its patents or infringement by the Company of the patent rights of others could have a material adverse effect on the Company. In addition, there can be no assurance that pending patent applications will result in issued patents or that patents issued to or licensed-in by the Company will not be challenged or circumvented by competitors or found to be valid or sufficiently broad to protect




                            -22-
the Company's technology or to provide it with any competitive advantage. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets.

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company generates significant sales outside the United States and is subject to risks generally associated with international operations, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the success of the Company's international operations. As its revenues from its international operations increase, an increasing portion of the Company's revenues and expenses are denominated in currencies other than U.S. dollars, and changes in exchange rates could have a greater effect on the Company's results of operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations and, consequently, on the Company's business, results of operations and financial condition. In addition, there can be no assurance that laws or administrative practices relating to regulation of medical devices, taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.
                            -23-
POTENTIAL PRODUCT LIABILITY

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








                            -24-