Form 10-K
period 1997-08-31
ARROW INTERNATIONAL INC
filed 1997-11-26
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended August 31, 1997

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

                              2400 Bernville Road
                          Reading, Pennsylvania 19605
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                        TELEPHONE NUMBER: (610) 378-0131
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    Name of Each Exchange
            Title of Each Class:     on Which Registered:
            --------------------    ---------------------
                   None                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 1, 1997 was approximately $354,235,644.

    THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING ON NOVEMBER 1, 1997 WAS 23,225,726.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 21, 1998, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 1997, are incorporated by reference in Part III of this report.

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

    Arrow International, Inc. (together with its subsidiaries, "Arrow" or the "Company") was incorporated as a Pennsylvania corporation in 1975. Arrow develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical and cardiac care. The Company's critical care products are used principally for central vascular access for administration of fluids, drugs, and blood products, patient monitoring and diagnostic purposes, as well as for pain management. These products are used by anesthesiologists, critical care specialists, surgeons, cardiologists, nephrologists and emergency and trauma physicians and other health care providers. Arrow's cardiac care products are used by interventional cardiologists, interventional radiologists and electrophysiologists for such purposes as the diagnosis and treatment of heart and vascular disease and to provide short-term cardiac assist following cardiac surgery, serious heart attack or balloon angioplasty.

    Arrow's critical care products, which were originally introduced in 1977, accounted for 84.4%, 82.2% and 82.2% of net sales in fiscal 1997, 1996 and 1995, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters which are designed for use in a variety of clinical procedures; the ARROWg+ard(TM) antiseptic surface treatment that is applied to many of the Company's vascular access catheters to reduce the risk of catheter-related infection; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; and FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters.

    In April 1995, the Company expanded its critical care product line by acquiring Therex Limited Partnership ("Therex"), a company engaged in the development, manufacture and marketing of implantable constant flow drug delivery pumps and a broad line of implantable vascular access ports used for the infusion of certain drugs over an extended period of time in connection with the treatment of cancer, other chronic diseases and chronic pain. The Company received FDA marketing clearance in March 1996 for its Model 3000 Constant Flow Implantable Pump for the administration of the chemotherapy drug, 2-Deoxy 5-Flourouridine (FUDR), for the treatment of liver cancer. The Company received additional FDA marketing clearance for the Model 3000 pump for the administration of morphine to treat malignant pain in February 1997 and to treat intractable pain with morphine in September 1997. In July 1997, the Company further expanded its critical care product line by acquiring the implantable constant flow drug delivery pump product business of Strato/Infusaid Inc., a former subsidiary of Pfizer, Inc., ("Strato/Infusaid").

    In August 1997, the Company received FDA marketing clearance for its Percutaneous Thrombolytic Device ("PTD") which is designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients. This mechanical rotating device, patented by Johns Hopkins University and exclusively licensed by the Company, has shown effective graft de-clotting results in a 122 patient human clinical trial, when compared with a commonly used thrombolysis method for dissolving these clots. The Company believes that this device provides a cost-effective alternative means for clearing these grafts, which occur an average of once each year in a large

                                      (2)
percentage of the estimated 185,000 U.S. patients currently undergoing chronic hemodialysis treatment.

    Arrow's cardiac care products accounted for 15.6%, 17.5% and 17.6% of net sales in fiscal 1997, 1996 and 1995, respectively. These products include cardiac assist products, such as intra-aortic balloon pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty; electrophysiology products, such as pacing and mapping catheters, which are used primarily to provide temporary pacing of the heart and to map the electrical signals which activate the heart; the Berman(TM) Angiographic Catheter, which is used for pediatric cardiac angiographic procedures; and other cardiac care products, such as the Super Arrow-Flex(TM) sheath, which provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. The Company entered the cardiac care market in 1987 through the purchase of certain assets from Critikon, Inc. and, in February 1994, expanded into the field of cardiac assist by acquiring the intra-aortic balloon pump and catheter business of Kontron Instruments, Inc. ("Kontron Instruments").

    In March 1995, the Company extended its line of electrophysiology products by entering into agreements with Cardiac Pathways Corporation ("Cardiac Pathways") for certain distribution and manufacturing rights to Cardiac Pathways' Trio/Ensemble(TM) mapping catheter system used for the diagnosis of certain cardiac tachyarrhythmias (conditions involving abnormal, potentially life-threatening electrical signals in the heart). The Company's distribution rights are worldwide, with the exception of Japan and certain countries in Europe, where Cardiac Pathways had distribution arrangements already in place. The Company received FDA marketing clearance for the Trio/Ensemble(TM) mapping catheter system in December 1995. In connection with these agreements, the Company also acquired an equity interest in Cardiac Pathways, representing approximately 6.4% of the currently outstanding common stock of Cardiac Pathways.

    The Company received FDA marketing clearance in May 1996 for its Narrow-Flex(TM) reduced diameter (8 Fr.) intra-aortic balloon catheter based on new, patented construction technology. The Company believes this catheter is the smallest available with full 40cc balloon augmentation capability, the same degree of heart pumping augmentation that previously had been available only through the use of larger diameter catheters. This smaller diameter catheter takes up less space in the femoral artery than previously available catheters and, therefore, is designed to improve blood circulation to the lower extremities. Reduced blood flow to the leg is a major complication of intra-aortic balloon pumping.

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

    In fiscal 1997, 1996 and 1995, 63.8%, 61.8% and 64.3%, respectively, of the
Company's net sales were to U.S. customers. In this market, approximately 78% of the Company's fiscal 1997 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally generates higher gross profit margins than sales made through independent distributors.

                                      (3)

    Internationally, the Company sells its products through ten direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico and the Czech Republic. As of November 1, 1997, independent distributors in 66 additional countries service the remainder of the world.

    To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and, in January 1996, completed construction of a 65,000 square foot manufacturing and research facility in the Czech Republic, which began shipments in the fourth quarter of fiscal 1996.

    Revenues, profitability and identifiable assets attributable to significant geographic areas are presented in Note 12 to the Company's consolidated financial statements, included herein.

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

    RESEARCH AND PRODUCT DEVELOPMENT

    Arrow is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the clinical applications for which use of its products is appropriate. The principal focus of the Company's research and development effort is to identify and analyze the needs of physicians in critical and cardiac care medicine, and to develop products that address these needs. The Company views ideas submitted by physicians and other health care professionals as an important source of potential research and development projects. The Company believes that these end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Most of the Company's principal products and product improvements have resulted from collaborative efforts with physicians, other health care professionals or other affiliated entities. For certain proprietary ideas, the Company pays royalties to such persons, and in many instances,

                                      (4)
incorporates such person's name in the tradename or trademark for the specific product. The Company also utilizes other outside consultants, inventors and medical researchers to carry on its research and development effort and sponsors research through medical associations and at various universities and teaching hospitals.

    In addition, in recent years, the Company has pursued research and development of certain specialized products in collaboration with other medical device manufacturers. Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. For example, the Company's acquisition of the intra-aortic balloon pump and catheter business of Kontron Instruments significantly expanded its business in cardiac care. The Company believes that its investment in Cardiac Pathways will enhance its presence in the field of electrophysiology, and that the Company's acquisition of Therex, augmented by the acquisition of the Strato/Infusaid implantable constant flow drug delivery pump product line, has provided it with a new product offering of implantable drug delivery devices representing an important addition to its critical care product line. Where appropriate, the Company plans to continue to complement its internal research and development efforts with similar acquisitions and collaborative arrangements.

    Research and development expenses totaled $15.9 million (6.5% of net sales), $14.1 million (6.1% of net sales) and $11.3 million (5.3% of net sales) in fiscal 1997, 1996 and 1995, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

    Since 1988, the Company has been developing the Arrow(R)-Fischell Pullback Atherectomy Catheter (the "PAC") for the removal of atherosclerotic plaque. The Company acquired certain patents relating to the technology underlying the PAC in 1990. In conjunction with the acquisition, the Company entered into a research and development agreement under which the Company was required to make certain payments upon the PAC's achievement of specified development milestones. In July 1995, the Company amended this agreement to modify the terms of payment of, and recognize as pre-paid royalties, such milestone payments thereunder. Since December 1994, the Company has been conducting human clinical trials outside the U.S. using the PAC in coronary arteries and, in March 1995, the Company received FDA approval under an Investigational Device Exemption ("IDE") to conduct Phase I human clinical trials in the U.S. for use of the PAC in treating atherosclerosis of coronary arteries. Cardiologists have expressed interest in using the device for removing plaque at arterial junctions (bifurcations) and for clearing restenosed stents. For treatment of coronary arteries, the device has to date been used successfully in approximately 120 cases internationally and 60 cases in the U.S. Phase I clinical trials. The Company anticipates that a multi-center clinical trial of the PAC for clearing restenosed stents will begin in Europe in fiscal 1998.

    The Company has been developing the ACAT(TM)1, a smaller and lighter intra-aortic balloon pump to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. In fiscal 1997, the Company introduced this pump in certain international markets and submitted a 510(k) application for FDA marketing clearance for sale of this pump in the U.S., which clearance is currently expected in fiscal 1998.

    The Company began conducting clinical trials under an IDE in August 1996 for a catheter device which uses microwave energy for the ablation of cardiac tissue responsible for ventricular tachycardia. The microwave ablation catheter's radiative heating mechanism is potentially capable of creating deeper, wider lesions than currently marketed radio frequency ablation catheters, which lesions electrophysiologists indicate are necessary for the effective treatment of ventricular tachycardia using ablation therapy. This microwave ablation catheter also incorporates several advanced features that are designed to permit continuous monitoring of catheter/tissue interface temperature, reduce the risk of tissue overheating and enhance maneuverability of the catheter to facilitate proper placement in the heart. In June 1996, the


                                      (5)

Company acquired additional exclusive, worldwide rights with respect to the technology underlying its microwave ablation catheter program.

    In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term Left Ventricular Assist Device ("LVAD"). Although LVADs are currently used to provide short-term cardiac assist to patients awaiting heart transplants, the Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient ventricular heart function. In contrast to currently marketed LVADs, the LVAD currently under development by the Company is not intended merely as a bridge to heart transplant, but is designed, upon receipt of necessary regulatory approvals, to serve as a long-term cardiac assist device for certain patients. The Hershey Medical School LVAD has been in development for over fifteen years and has undergone extensive preclinical studies and testing. The LVAD being developed is electrically driven by a wearable battery pack transmitting power non-invasively through the skin to an implanted receiving coil that maintains a charge in batteries incorporated into the device. These implanted batteries are capable of maintaining LVAD function for approximately 45 minutes without the aid of any external power source. In fiscal 1997, the Company began long-term durability testing of its LVAD, which must be satisfactorily completed before Phase I human clinical trials under an IDE can be commenced in the U.S. In addition, the Company will conduct additional animal trials in the U.S. and Europe in fiscal 1998 and currently anticipates the first human implant of the device in Europe in late 1998.

    There can be no assurance that the FDA or any foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products.

    ENGINEERING AND MANUFACTURING

    Arrow has developed the core technologies that the Company believes are necessary for it to design, develop and manufacture complex, high quality catheter-related medical devices. This technological capability has enabled the Company to develop internally many of the major components of its products and reduce its unit manufacturing costs. To further help reduce manufacturing costs and improve efficiency, the Company has increasingly automated the production of its high-volume products and plans to continue to make significant capital expenditures to promote efficiency and reduce operating costs.

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

                                      (6)

    In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its Arrow-Howes(TM) Multi-Lumen Catheters and antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. The Company has in the past granted rights in certain patents relating to its Arrow-Howes
(TM) Multi-Lumen Catheters to others in consideration for royalty payments. The Company also has certain proprietary rights to aspects of the technology, including certain U.S. patents, used in the PAC. See "Research and Product Development". All of the existing patents owned by or licensed to the Company relating to its major products expire after October 2001. The U.S. patent licensed to the Company relating to its Arrow-Howes(TM) Multi-Lumen Catheter expired in February 1995. Since the expiration of this patent, the Company has not experienced significant new competition in this market, and the Company does not presently believe that such competition will have a material adverse effect on the Company's business, financial condition or results of operations for the foreseeable future.

    From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Based upon information presently available to the Company, the Company knows of no legal actions involving patent claims that are currently pending or threatened against the Company. Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW(R) and certain other trademarks. In recent years, Arrow Electronics, Inc., a publicly traded manufacturer of electronic and computer-related products ("Arrow Electronics"), filed notices of opposition to the Company's applications for the trademark ARROW(R) in the United States, South Africa, Israel, Korea, Portugal, Taiwan and Thailand and sought to cancel the Company's registration in Poland. The basis for Arrow Electronics' objection was the use of such trademark for catheter systems with electronic controls or displays (e.g., the Company's KAAT II PLUS(TM) intra-aortic balloon pump). Subsequent to the opposition in the United States, on December 1, 1995, the Company filed a civil action against Arrow Electronics in the United States District Court in Philadelphia ("the Action") alleging trademark infringement and unfair competition arising out of Arrow Electronics' sales in the medical field. By declaratory judgment, the Company sought to have its rights in such trademark confirmed. In the Action, Arrow Electronics asserted counterclaims of trademark and trade name infringement and unfair competition against the Company and sought a declaratory judgment that the Company is not entitled to registration for the same reasons raised in its U.S. opposition. Decisions were rendered in favor of the Company in the oppositions to the Korean and Taiwan applications and in the cancellation action in Poland; appeals were filed by Arrow Electronics to both such decisions. A decision adverse to the Company was rendered in Thailand. In January 1997, the Company reached a settlement with Arrow Electronics which resolved this dispute, without payment by either party to the other, in a manner which is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

    GOVERNMENT REGULATION

    As a manufacturer of medical devices, the Company is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding agencies of states and foreign countries in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However,

                                      (7)
federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

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

    COMPETITION

    Arrow faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, including companies with greater financial and other resources. In addition, in response to increased concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of product differentiation and quality and that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting more effective responses to competitive pricing in an environment where the Company's ability to increase prices is limited.

    ENVIRONMENTAL COMPLIANCE

    The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, Arrow is involved in the handling, storing and disposal of materials which are classified as hazardous. In June 1989, the Company was notified that it was among the potentially responsible parties under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility. The Company was notified by the U.S. Environmental Protection Agency ("EPA") in September 1995 of the means by which it may resolve its alleged liability with respect to the conduct of a remedial investigational feasibility study at this facility and of the opportunity to participate with other small waste contributors to this facility in a de minimis settlement which the EPA believes is likely to be appropriate for this facility. In December 1995, the Company indicated its interest in entering into such a de minimis settlement, and this case has not been active since such date insofar as it involves the Company.

    In November 1991, the EPA made a formal request for information regarding the nature of the Company's waste that was transported to a municipal landfill which is included on the National Priority List under CERCLA. In October 1997, the Company received notification from the EPA that it is a potentially responsible party in connection with environmental contamination at this landfill. No determination has yet been made as to allocation of responsibility for such actions at this landfill. Previously, in June 1994, the Company, together with 16 other parties, was named in a complaint filed by a group of five companies seeking to recover costs incurred as a result of an EPA order directing such companies to take certain response actions in connection with this landfill. Although technically CERCLA imposes strict joint and several liability for the

                                      (8)
costs of investigating and remediating certain contaminated properties, such as this landfill, the extent of each responsible parties' financial contribution is expected to be based on the number and financial strength of these parties and the volume and types of waste attributable to each party. Although the costs of investigation, study and remediation at this site may be substantial, based on present information regarding the volume and nature of the waste it allegedly disposed of at the landfill and the large number of other potentially responsible parties named by the EPA, many of which the Company believes have sufficient financial resources to pay such costs, the Company has concluded that its share of the liability for such matters will not have a material adverse effect on its business, financial condition or results of operations. Therefore, the Company has not accrued any amounts toward such liability.

    The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make capital and operational expenditures for protection of the environment, it does not anticipate that these expenditures will have a material adverse effect on its business, financial condition or results of operations.

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

    EMPLOYEES

    As of November 1, 1997, Arrow had 2,264 full-time employees. All of the Company's hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in September 2000. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.

    EXECUTIVE OFFICERS

    The executive officers of the Company and their ages and positions as of November 1, 1997 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

Name                      Age      Current Position
------------------------  ---  ------------------------

Marlin Miller, Jr.         65  President

Raymond Neag               66  Executive Vice President

John H. Broadbent, Jr.     59  Vice President-Finance
                                and Treasurer


                                      (9)


T. Jerome Holleran         61  Secretary

Philip B. Fleck            53  Vice President-Research
                                and Manufacturing

Paul L. Frankhouser        52  Vice President-Marketing

Thomas D. Nickel           58  Vice President-Regulatory Affairs
                                and Quality Assurance

   Mr. Miller has served as President and Chief Executive Officer and a director of the Company since it was founded in 1975. Mr. Miller is also President and a director of Arrow Precision Products, Inc. ("Precision"), a corporation controlled by principal shareholders of the Company, and in fiscal 1997 devoted approximately 5% of his business time to Precision. He is a director of Carpenter Technology Corporation, a manufacturer of specialty steel, and CoreStates Financial Corp., a financial institution.

   Mr. Neag has served as Executive Vice President since April 1992 and prior thereto served as Senior Vice President of the Company. Mr. Neag has been an officer and a director of the Company since it was founded in 1975. Mr. Neag also serves as Secretary and a director of Precision.

   Mr. Broadbent has served as Vice President - Finance, Treasurer and a director of the Company since it was founded in 1975. Mr. Broadbent also serves as Vice President-Finance, Treasurer and a director of Precision, and in fiscal 1997 devoted approximately 5% of his business time to Precision.

   Mr. Holleran has served as Secretary and a director of the Company since its founding in 1975 and, until September 1997, also served as a Vice President. From February 1986 to September 1997, Mr. Holleran was also Vice President, Chief Operating Officer and a director of Precision. In fiscal 1997 Mr. Holleran devoted approximately 95% of his business time to Precision and approximately 5% of his business time to Arrow. From 1991 to 1996 Mr. Holleran served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products, until the sale in June 1996 of a portion of the Endovations business to the Company and the remainder to an unrelated third party. Since July 1996, Mr. Holleran has served as President of Precision Medical Products, Inc., a former subsidiary of Precision, which was acquired effective August 29, 1997 by certain employees of Precision, including Mr. Holleran.

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



                                      (10)

ITEM 2.  PROPERTIES:

    The Company's corporate headquarters and principal research center are located in Reading, Pennsylvania in a 165,000 square foot facility completed in January 1992. This facility, which also includes manufacturing space, is located on 126 acres.

    Other major properties owned by the Company include a 130,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania (of which approximately 34,000 square feet was leased through August 1997 to Precision); a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and a 65,000 square foot manufacturing and research facility in the Czech Republic, which became operational in January 1996.

    In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts, a 12,000 square foot manufacturing facility in Walpole, Massachusetts and, as a result of the acquisition of the implantable constant flow drug delivery pump business of Strato/Infusaid, a 56,000 square foot facility in Norwood, Massachusetts. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain and Greece, sales office space in Mexico and warehouse space in California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

    No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997, through the solicitations of proxies or otherwise.



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

Quarter Ended         High    Low    Dividends
===================  ======  ======  =========

August 31, 1997      32 1/4  26 3/4      $.045
May 31, 1997         36 1/2  28 1/2       .045
February 28, 1997    35 1/4  26 1/2       .045
November 30, 1996    35 1/4  25           .040


August 31, 1996      40 3/8  21          $.040
May 31, 1996         45      38 1/2       .040
February 29, 1996    46 3/4  35           .040
November 30, 1995    48 3/4  38 3/4       .035


    As of November 1, 1997, there were approximately 924 registered shareholders of the Company's common stock.



                                      (12)

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the years ended August 31, 1997, 1996, 1995, 1994 and 1993 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 1997 and 1996 and for each of the three years in the period ended August 31, 1997 together with the notes thereto and the related report of Coopers & Lybrand L.L.P., independent accountants, are included elsewhere herein. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere herein.


                                                  1997      1996      1995       1994       1993
                                                --------  --------  ---------  ---------  ---------

                                                   (In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF INCOME DATA:

Net sales                                       $245,889  $229,945  $213,014   $178,777   $150,157
Cost of goods sold                               110,811   107,272   100,343     86,586     73,640
  Gross profit                                   135,078   122,673   112,671     92,191     76,517
Operating expenses
  Research, development and engineering           15,871    14,106    11,305     10,462      9,578
  Selling, general, and administrative            57,444    54,154    48,119     37,453     30,555
   Total operating expenses                       73,315    68,260    59,424     47,915     40,133
Operating income                                  61,763    54,413    53,247     44,276     36,384
Other expenses (income), net                       2,031     2,300      (569)      (812)      (879)
Income before income taxes                        59,732    52,113    53,816     45,088     37,263
Provision for income taxes                        22,997    19,282    19,374     16,232     13,564
                                                --------  --------  --------   --------   --------
Net income                                      $ 36,735  $ 32,831  $ 34,442   $ 28,856   $ 23,699
                                                ========  ========  ========   ========   ========


Net income per common share                        $1.58     $1.41     $1.52      $1.29      $1.06
                                                ========  ========  ========   ========   ========

Cash dividends declared per common
 share                                             $.175     $.155     $.135      $.115      $.095
Weighted average shares outstanding               23,227    23,230    22,684     22,394     22,355



BALANCE SHEET DATA:

Working capital                                 $ 81,460  $ 55,086  $ 52,863   $ 32,437   $ 29,730
Total assets                                     320,373   299,421   262,510    209,720    141,003
Notes payable and current maturities of
  long-term debt                                  24,653    34,001    23,508     18,580      4,554
Long-term debt, excluding current maturities      12,043    15,988    20,463     32,003      2,794
Shareholders' equity                             245,917   219,773   190,937    132,803    106,362




                                      (13)

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

                             RESULTS OF OPERATIONS

The following table presents for the three years ended August 31, 1997 statements of income expressed as a percentage of net sales and the period-to-period changes in the dollar amounts of the respective line items.

                                                             Period-to-Period
                                 Percentage of Net Sales    Percentage Increase
                               --------------------------  ---------------------
                                                            1997   1996   1995
                                  Year ended August 31,      vs     vs     vs
                                  ----------------------
                                   1997    1996    1995     1996   1995   1994
                                  -----   ------  ------   ------ ------ ------

Net sales                           100.0%  100.0%  100.0%   6.9%   7.9%  19.2%
Gross profit                         54.9    53.3    52.9   10.1    8.9   22.2
Operating expenses:
     Research, development and
          engineering                 6.5     6.1     5.3   12.5   24.8    8.1
     Selling, general and
          administrative             23.4    23.5    22.6    6.1   12.5   28.5
                                    -----   -----   -----   ----   ----   ----
Operating income                     25.1    23.7    25.0   13.5    2.2   20.3
Other expenses (income), net          0.8     1.0    (0.3)     *      *      *
Income before income taxes           24.3    22.7    25.3   14.6   (3.2)  19.4
Provision for income taxes            9.4     8.4     9.1   19.3   (0.5)  19.4
                                    -----   -----   -----   ----   ----   ----
Net income                           14.9    14.3    16.2   11.9   (4.7)  19.4

* Not a meaningful comparison





                                      (14)

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales increased by $15.9 million, or 6.9%, to $245.9 million in fiscal 1997 from $229.9 million in fiscal 1996. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to an increase in unit shipments of central venous catheters, including increased shipments of ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products, pain management catheters, and implantable constant flow drug delivery pumps. Sales of critical care products increased 9.6% to $207.3 million from $189.1 million in fiscal 1996. Sales of cardiac care products decreased 4.5% to $38.4 million from $40.3 million in the previous year, due primarily to decreased shipments of intra-aortic balloon pump and catheter products in Japan, where the Company is transitioning from a dealer to direct sales. International sales increased by $1.4 million, and represented 36.2% of net sales, excluding royalty income, in fiscal 1997, compared to 38.2% in the prior year, principally as a result of growth in shipments of multi-lumen catheters, offset by the effect of the stronger U.S. dollar on sales in significant foreign markets and by reduced shipments of intra-aortic balloon pump and catheter products in Japan. The percentage of net sales attributable to the Company's direct sales force decreased in fiscal 1997 to approximately 74% from approximately 75% in fiscal 1996, principally as a result of the effect of the stronger U.S. dollar on sales in significant foreign markets where the Company has direct sales subsidiaries.

This increase in net sales was lower than the Company anticipated due to decreased shipments of intra-aortic balloon products, the strength of the U.S. dollar in significant foreign markets and slower than expected new product introductions. Health care cost containment initiatives in the U.S. have reduced growth in demand in markets where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company anticipates increased U.S. sales of several products in fiscal 1998; however, U.S. demand for certain of the Company's core products is expected to remain sluggish. The Company also anticipates that fiscal 1998 international sales will grow more rapidly than U.S. sales due to rising demand in several regions of the world, supported by increased production in the Company's Mexico and Czech Republic manufacturing facilities and the completion of the transition from dealer to direct sales of intra-aortic balloon products in Japan. Continued strengthening of the U.S. dollar, however, would adversely affect this expectation. A return to the Company's traditionally higher rates of sales growth is dependent on demand for its new products now in various stages of market introduction, as well as timely receipt of required regulatory approvals and timely completion of research and development programs.

Gross profit increased 10.1% to $135.1 million in fiscal 1997 from $122.7 million in fiscal 1996. As a percentage of net sales, gross profit improved to 54.9% in fiscal 1997 from 53.3% in the prior year, due primarily to the reduction in manufacturing costs resulting from increased production at the Company's manufacturing facilities in Mexico and the Czech Republic and increased sales of higher margin ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products, offset by the unfavorable impact of currency translations of foreign sales.

Research, development and engineering expenses in fiscal 1997 increased by 12.5% to $15.9 million from $14.1 million in fiscal 1996. As a percentage of net sales, these expenses increased to 6.5% in fiscal 1997, compared to 6.1% in fiscal 1996. These expenses increased primarily as a result of development expenses related to several new products, including the Company's Left Ventricular Assist Device ("LVAD").

Selling, general and administrative expenses increased by 6.1% to $57.4 million during fiscal 1997 from $54.1 million in the previous year, and decreased as a percentage of net sales to 23.4% in fiscal 1997, compared to 23.5% in fiscal 1996. This percentage decrease was due primarily to successful efforts to restrain the growth in these expenditures in view of the prior year's expansion of the Company's U.S. salesforces and Japanese and European direct sales subsidiaries.


                                      (15)

Principally due to the above factors, operating income increased 13.5% to $61.8 million in fiscal 1997 from $54.4 million in fiscal 1996.

Other expenses (income), net, decreased to $2.0 million in fiscal 1997 from $2.3 million in fiscal 1996, due to a reduction in interest expense, offset by increased losses due to foreign exchange translation. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Aggregate foreign exchange (gains) and losses in fiscal 1997 and 1996 were $2.0 million and $0.9 million, respectively, including (gains) and losses relating to foreign currency contracts of ($2.4) and ($1.5) million, respectively.

As a result of the factors discussed above, income before income taxes increased in fiscal 1997 by 14.6% to $59.7 million from $52.1 million in fiscal 1996. The effective income tax rate increased to 38.5% in fiscal 1997 from 37.0% in fiscal 1996, principally as a result of the provision for taxes in certain state and international jurisdictions.

Net income in fiscal 1997 increased by 11.9% to $36.7 million from $32.8 million in fiscal 1996. As a percentage of net sales, net income represented 14.9% in fiscal 1997 compared to 14.3% in the previous year.

Net income per common share increased to $1.58 for fiscal 1997, an increase of $0.17, or 11.9%, per share, from $1.41 per share in fiscal 1996. Weighted average common shares outstanding decreased to 23,227,102 in fiscal 1997 from 23,229,687 in fiscal 1996 as a result of the forfeiture of unvested restricted stock awards by certain former employees.

FISCAL 1996 COMPARED TO FISCAL 1995

Net sales increased by $16.9 million, or 7.9%, to $229.9 million in fiscal 1996 from $213.0 million in fiscal 1995. This increase was due primarily to an increase in unit volume in the Company's major product lines, including increased shipments of ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products. Sales of critical care products increased 8.1% to $189.1 million from $175.0 million in fiscal 1995. Sales of cardiac care products increased 7.4% to $40.3 million from $37.5 million in the previous year. International sales increased by $11.8 million, or 15.5%, to 38.2% of net sales, excluding royalty income, in fiscal 1996, compared to 35.7% in the prior year, principally as a result of growth in shipments of multi-lumen catheters and intra-aortic balloon catheters. The percentage of net sales attributable to the Company's direct sales force increased in fiscal 1996 to approximately 75% from approximately 72% in fiscal 1995, principally as a result of the Company's gradual conversion of dealer-based sales to direct sales.

This increase in net sales was lower than the Company anticipated due to an unforeseen reduction in the rate of growth in the U.S. market for certain high volume products, the strength of the U.S. dollar, particularly against the Japanese yen, and slower than anticipated new product introductions. Health care cost containment initiatives in the U.S. reduced growth in demand in markets where Arrow has 80% or greater market shares, and protecting that market share affected the Company's pricing in some instances.

Gross profit increased 8.9% to $122.7 million in fiscal 1996 from $112.7 million in fiscal 1995. As a percentage of net sales, gross profit improved to 53.3% in fiscal 1996 from 52.9% in the prior year, due primarily to the reduction in manufacturing costs resulting from the Company's new sterilization facility which does not require the use of freon gas, operating efficiencies created by increased production at the Company's manufacturing facility in Mexico and increased sales of higher margin ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter



                                      (16)
products. This increase was lower than the Company anticipated due principally to the unfavorable impact of currency translations of foreign sales.

Research, development and engineering expenses in fiscal 1996 increased by 24.8% to $14.1 million from $11.3 million in fiscal 1995. As a percentage of net sales, these expenses increased to 6.1% in fiscal 1996, compared to 5.3% in fiscal 1995. These expenses increased primarily as a result of development expenses related to certain products of Therex, which was acquired in April 1995, and certain cardiac assist products.

Selling, general and administrative expenses increased by 12.5% to $54.1 million during fiscal 1996 from $48.1 million in the previous year, and increased as a percentage of net sales to 23.5% in fiscal 1996, compared to 22.6% in fiscal 1995. This percentage increase was due primarily to additions to the domestic direct sales force to replace a distributor in the New England area, the expansion of the Company's Japanese and European sales subsidiaries and the addition of expenses related to Therex.

Principally due to the above factors, operating income increased 2.2% to $54.4 million in fiscal 1996 from $53.2 million in fiscal 1995.

Other expenses (income), net, increased to $2.3 million in fiscal 1996 from ($0.6) million in fiscal 1995. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Aggregate foreign exchange (gains) and losses in fiscal 1996 and 1995 were $0.9 million and ($3.1) million, including (gains) and losses relating to foreign currency contracts of ($1.5) and ($0.7) million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended August 31, 1997, net cash provided by operations was $35.1 million, an increase of $3.6 million from the prior year. This increase was due primarily to an increase in net income. Accounts receivable increased by $10.4 million for the year ended August 31, 1997, compared to a $6.8 million increase in the prior year. Accounts receivable, measured in days sales outstanding, increased to 87 days at August 31, 1997, from 76 days at August 31, 1996, due principally to an increase in the collection period for both U.S. and international sales.


                                      (17)

Net cash used in the Company's investing activities decreased to $16.3 million in fiscal 1997 from $38.5 million in the prior year, principally as a result of the completion in fiscal 1996 of the construction and equipping of the Company's new manufacturing and research facility in the Czech Republic.

Net cash used in financing activities increased to $17.4 million in fiscal 1997, compared to providing $2.4 million in fiscal 1996. This change resulted principally from a decrease in short term borrowings and repayment of long-term debt.

As of August 31, 1997, the Company had U.S. bank credit facilities providing a total of $50.0 million in available revolving credit for general business purposes, of which $31.1 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $11.8 million, of which $8.7 million remained unused as of August 31, 1997. Combined borrowing under these credit facilities decreased $5.7 million and increased $13.2 million during the years ended August 31, 1997 and 1996, respectively.

During fiscal 1997, 1996 and 1995, the percentage of the Company's sales invoiced in currencies other than the U.S. dollar was 26.8%, 27.0% and 25.1%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 1, 1997, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $24.1 million mature at various dates through August 1998. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 is designed to improve the Earnings Per Share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The statement is effective for financial statements for periods ending after December 15, 1997, with prior periods restated to comply with the new standard at that time. If the new standard had been effective for the year ended August 31, 1997, there would have been no significant change in earnings per share as presented in the accompanying consolidated statements of income.

                                   Continued

                                      (18)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (FAS 129). FAS 129 establishes standards for disclosing information about an entity's capital structure. The statement is effective for financial statements for periods ending after December 15, 1997. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements.

In June 1997, The Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. FAS 131 requires entity-wide disclosure of information about revenues from different products and services and geographic areas. The statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable to the Company prior to its Annual Report on Form 10-K for the fiscal year ended August 31, 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14 (a) (1) and (2).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

   Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein in Part I under the caption "Executive Officers".



                                      (19)

                                   PART III

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



                                      (20)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:

(a) (1)  The following financial statement schedule of the Company is filed as part of this Form 10-K.
                                                                                      Page
                                                                                      ----

    1.    Report of Independent Accountants                                             23

    2.    Consolidated Balance Sheets at
          August 31, 1997 and 1996                                                   24,25

    3.    Consolidated Statements of Income
          for the years ended August 31, 1997,
          1996 and 1995                                                                 26

    4.    Consolidated Statements of Cash Flows
          for the years ended August 31, 1997,
          1996 and 1995                                                              27,28

    5.    Consolidated Statements of Changes in
          Shareholders' Equity for the years ended
          August 31, 1997, 1996 and 1995                                             29-31

    6.    Notes to Consolidated Financial Statements                                 32-50

(a) (2)  The following financial statement schedules of the Company are filed as part of this
Form 10-K:
                                                                                      Page
                                                                                      ----

    1.    Report of Independent Accountants on
          Financial Statement Schedule                                                 51

    2.    Schedule II - Valuation and Qualifying Accounts                              52

    Other statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

    (a) (3) See Exhibit Index on pages 53 through 62 hereof for a list of the Exhibits filed or incorporated by reference as part of this report.

    (b)  Reports on Form 8-K:

         None



                                      (21)

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

Dated:  November 26, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                        Title                   Date
    ----------                        -----                   ----

/s/ Marlin Miller, Jr.        Director, President and     November 26, 1997
----------------------------  Chief Executive Officer
(Marlin Miller, Jr.)          (Principal Executive
                              Officer)

/s/ Raymond Neag              Director, Executive         November 26, 1997
----------------------------  Vice President
(Raymond Neag)

/s/ John H. Broadbent, Jr.    Director, Vice President-   November 26, 1997
----------------------------  Finance and Treasurer
(John H. Broadbent, Jr.)      (Principal Financial
                              Officer and Principal
                              Accounting Officer)

/s/ T. Jerome Holleran        Director, Secretary         November 26, 1997
----------------------------
(T. Jerome Holleran)

/s/ Robert L. McNeil, Jr.     Director                    November 26, 1997
----------------------------
(Robert L. McNeil, Jr.)

/s/ Richard T. Niner          Director                    November 26, 1997
----------------------------
(Richard T. Niner)

/s/ George W. Ebright         Director                    November 26, 1997
----------------------------
(George W. Ebright)

/s/ Alan M. Sebulsky          Director                    November 26, 1997
----------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski            Director                    November 26, 1997
----------------------------
(John E. Gurski)


                                      (22)

Coopers
& Lybrand



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
Arrow International, Inc.:

We have audited the accompanying consolidated balance sheets of Arrow International, Inc. as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow International, Inc. as of August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
September 29, 1997



                                      (23)

                           ARROW INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

            (All Dollar Amounts in Thousands, Except Share Amounts)





                                                                          August 31,
                                                                   ----------------------
                                                                      1997        1996
                                                                   -----------  ---------
ASSETS

Current assets:
 Cash and cash equivalents                                           $  6,276   $  4,807
 Accounts receivable, less allowance for doubtful accounts
   of $855 and $774 in 1997 and 1996, respectively                     60,801     50,093
 Inventories                                                           57,334     43,509
 Prepaid expenses and other                                             8,729      9,575
 Deferred income taxes                                                  2,833      2,709
                                                                     --------   --------
   Total current assets                                               135,973    110,693
                                                                     --------   --------


Property, plant and equipment:
 Land and improvements                                                  5,384      5,520
 Buildings and improvements                                            70,067     71,674
 Machinery and equipment                                               70,974     65,457
 Construction-in-progress                                              24,642     15,900
                                                                     --------   --------
                                                                      171,067    158,551
Less accumulated depreciation                                         (60,474)   (49,552)
                                                                     --------   --------
                                                                      110,593    108,999
                                                                     --------   --------


Goodwill, net of accumulated amortization of $9,024
 and $6,730 in 1997 and 1996, respectively                             48,720     51,754
Intangible and other assets, net of accumulated amortization of
 $8,684 and $6,894 in 1997 and 1996, respectively                      24,430     27,975
Deferred income taxes                                                     657          -
                                                                     --------   --------

   Total assets                                                      $320,373   $299,421
                                                                     ========   ========



                 See notes to consolidated financial statements

                                   Continued

                                      (24)

                           ARROW INTERNATIONAL, INC.

            (All Dollar Amounts in Thousands, Except Share Amounts)


                                                          August 31,
                                                    ----------------------
                                                       1997        1996
                                                    -----------  ---------
LIABILITIES

Current liabilities:
 Current maturities of long-term debt                 $  2,675   $  6,293
 Notes payable                                          21,978     27,708
 Accounts payable                                        9,983      8,079
 Accrued liabilities                                     6,856      6,297
 Accrued compensation                                    9,945      5,493
 Accrued income taxes                                    3,076      1,738
                                                      --------   --------
   Total current liabilities                            54,513     55,607

Long-term debt                                          12,043     15,988
Accrued postretirement benefit obligation                7,900      7,577
Deferred income taxes                                        -        476

Commitments and contingencies




SHAREHOLDERS' EQUITY

Preferred stock, no par value;
 5,000,000 shares authorized;
 none issued                                                 -          -
Common stock, no par value;
 50,000,000 shares authorized;
 issued 26,478,813 shares in
 1997 and 1996                                          45,603     45,580
Retained earnings                                      216,173    183,502
 Less treasury stock at cost:
   3,252,687 and 3,249,914 shares
   in 1997 and 1996, respectively                       (8,374)    (8,308)
Cumulative translation adjustment                       (5,088)      (532)
Unearned compensation                                     (239)      (469)
Unrealized holding loss on marketable securities        (2,158)         -
                                                      --------   --------

   Total shareholders' equity                          245,917    219,773
                                                      --------   --------

   Total liabilities and shareholders' equity         $320,373   $299,421
                                                      ========   ========



                 See notes to consolidated financial statements

                                      (25)

                           ARROW INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (All Dollar Amounts in Thousands, Except per Share Amounts)


                                                   for the years ended August 31,
                                                  ---------------------------------
                                                     1997        1996       1995
                                                  ----------  ----------  ---------
Net sales                                          $245,889    $229,945   $213,014
Cost of goods sold                                  110,811     107,272    100,343
                                                   --------    --------   --------
     Gross profit                                   135,078     122,673    112,671
                                                   --------    --------   --------

Operating expenses:
   Research, development and engineering             15,871      14,106     11,305
   Selling, general and administrative               57,444      54,154     48,119
                                                   --------    --------   --------
                                                     73,315      68,260     59,424
                                                   --------    --------   --------

     Operating income                                61,763      54,413     53,247
                                                   --------    --------   --------

Other expenses (income):
  Interest expense, net of amounts capitalized          897       1,849      1,974
  Interest income                                      (894)       (611)      (239)
  Other, net                                          2,028       1,062     (2,304)
                                                   --------    --------   --------
                                                      2,031       2,300       (569)
                                                   --------    --------   --------
Income before income taxes                           59,732      52,113     53,816

Provision for income taxes                           22,997      19,282     19,374
                                                   --------    --------   --------

  Net income                                        $36,735     $32,831    $34,442
                                                   ========    ========   ========




Net income per common share                   $      1.58  $      1.41  $      1.52
                                              ===========  ===========  ===========
Cash dividends per common share               $      .175  $      .155  $      .135
                                              ===========  ===========  ===========
Weighted average common shares outstanding     23,227,102   23,229,867   22,684,480
                                              ===========  ===========  ===========




                 See notes to consolidated financial statements

                                      (26)

                           ARROW INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (All Dollar Amounts in Thousands)


                                                         for the years ended August 31,
                                                        ---------------------------------
                                                           1997        1996       1995
                                                        ----------  ----------  ---------
Cash flows from operating activities:
   Net income                                            $ 36,735    $ 32,831   $ 34,442
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                            10,959       9,746      8,087
   Amortization of intangible assets and goodwill           4,083       3,637      3,378
   Amortization of unearned compensation                      197         210        226
   Deferred income taxes                                   (1,257)      1,171      2,113
   Other                                                   (2,679)       (157)       304
   Changes in operating assets and liabilities:
       Accounts receivable                                (10,422)     (6,819)    (8,178)
       Inventories                                         (7,751)     (9,623)    (7,225)
       Prepaid expenses and other                           1,073        (769)    (3,325)
       Accounts payable and accrued liabilities             2,170       1,931     (2,094)
       Accrued compensation                                   696        (771)     1,115
       Accrued income taxes                                 1,338         143         67
                                                         --------    --------   --------
         Total adjustments                                 (1,593)     (1,301)    (5,532)
                                                         --------    --------   --------
           Net cash provided by operating activities       35,142      31,530     28,910
                                                         --------    --------   --------

Cash flows from investing activities:
   Capital expenditures                                   (12,637)    (22,724)   (17,275)
   Increase in intangible and other assets                 (1,643)    (15,826)    (5,330)
   Cash paid for businesses acquired, net                  (2,002)          -     (6,442)
                                                         --------    --------   --------
           Net cash used in investing activities          (16,282)    (38,550)   (29,047)
                                                         --------    --------   --------

Cash flows from financing activities:
   (Decrease) increase in notes payable                    (5,730)     13,168      3,453
   Proceeds from new borrowings                                 -      12,037      4,967
   Principal payments of long-term debt,
     including current maturities                          (7,563)    (19,187)   (15,033)
   Proceeds from issuance of common stock                       -           -     15,293
  Dividends paid                                           (4,065)     (3,601)    (3,083)
   Purchase of treasury stock                                 (33)        (43)       (24)
                                                         --------    --------   --------
           Net cash (used in) provided by
           financing activities                           (17,391)      2,374      5,573
                                                         --------    --------   --------

Net change in cash and cash equivalents                     1,469      (4,646)     5,436
Cash and cash equivalents at beginning of year              4,807       9,453      4,017
                                                         --------    --------   --------
Cash and cash equivalents at end of year                 $  6,276    $  4,807   $  9,453
                                                         ========    ========   ========



                 See notes to consolidated financial statements

                                   Continued

                                      (27)

                           ARROW INTERNATIONAL, INC.

                       (All Dollar Amounts in Thousands)


                                                      for the years ended August 31,
                                                      ------------------------------
                                                        1997       1996       1995
                                                      ---------  ---------  --------

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                    $   897    $ 1,849   $ 1,974
Income taxes                                            $21,092    $17,305   $19,449


Supplemental schedule of noncash investing and financing activities:

During 1997, 1996 and 1995, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

Estimated fair value of assets acquired                 $ 6,051    $     -   $19,488
Fair value of common stock issued                             -          -    11,253
Cash paid for assets, net of cash acquired                2,002          -     6,442
                                                        -------    -------   -------
Liabilities assumed                                     $ 4,049    $     -   $ 1,793
                                                        =======    =======   =======



Cash paid for businesses acquired:
 Working capital                                        $ 2,002    $     -   $   (61)
 Property, plant and equipment                                -          -       150
 Goodwill                                                     -          -     6,353
                                                        -------    -------   -------
                                                        $ 2,002    $     -   $ 6,442
                                                        =======    =======   =======




                 See notes to consolidated financial statements

                                      (28)

                           ARROW INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued for the years ended August 31, 1995, 1996 and 1997

          (All Dollar Amounts in Thousands, Except per Share Amounts)

                                                                                                   Unrealized
                                                                                      Unearned   Gain (Loss) On    Cumulative
                                    Common Stock      Retained     Treasury Stock      Compen-     Marketable     Translation
                                 -------------------             -------------------
                                   Shares    Amount   Earnings    Shares     Amount    sation      Securities      Adjustment
                                 ----------  -------  ---------  ---------  --------  ---------  ---------------  ------------

 Balance, August 31, 1996        26,478,813  $45,580  $183,502   3,249,914  $(8,308)     $(469)      $     -        $  (532)

 Cash dividends on common
   stock, $.175 per share                               (4,064)
 Registration costs
 Purchase of treasury stock                                          1,213      (33)
 Forfeiture of restricted stock
   by terminated employees                                           1,560      (33)        33
 Amortization of unearned
   compensation                                                                            197
 Tax benefit of compensation
   deduction related to
   Restricted Stock Bonus Plan                    23
 Unrealized loss on marketable
   securities, net of taxes
   ($1,425)                                                                                              (2,158)
 Translation adjustments                                                                                             (4,556)
 Net income                                             36,735
                                 ----------  -------  --------   ---------  -------   --------   --------------  ----------
 Balance, August 31, 1997        26,478,813  $45,603  $216,173   3,252,687  $(8,374)     $(239)         $(2,158)    $(5,088)
                                 ==========  =======  ========   =========  =======   ========   ==============  ===========




                 See notes to consolidated financial statements

                                   Continued

                                      (29)

                           ARROW INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued for the years ended August 31, 1995, 1996 and 1997

          (All Dollar Amounts in Thousands, Except per Share Amounts)

                                                                                                         Unrealized
                                                                                            Unearned   Gain (Loss) On   Cumulative
                                          Common Stock      Retained     Treasury Stock      Compen-     Marketable    Translation
                                      --------------------             -------------------
                                        Shares     Amount   Earnings    Shares     Amount    sation      Securities     Adjustment
                                      ----------  --------  ---------  ---------  --------  ---------  --------------  ------------

 Balance, August 31, 1995             26,478,813  $45,608   $154,272   3,247,805  $(8,240)     $(703)      $    -       $    -

 Cash dividends on common
   stock, $.155 per share                                     (3,601)
 Registration costs                                  (109)
 Purchase of treasury stock                                                1,009      (44)
 Forfeiture of restricted stock by
   terminated employees                                                    1,100      (24)        24
 Amortization of unearned
   compensation                                                                                  210
 Tax benefit of compensation
   deduction related to
   Restricted Stock Bonus Plan                         81
 Translation adjustments                                                                                                     (532)
 Net income                                                   32,831
                                      ----------  -------   --------   ---------  -------   --------   --------------  ----------
 Balance, August 31, 1996             26,478,813  $45,580   $183,502   3,249,914  $(8,308)     $(469)      $    -       $    (532)
                                      ==========  =======   ========   =========  =======   ========   ==============  ===========




                 See notes to consolidated financial statements

                                   Continued

                                      (30)

                           ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 1995, 1996 and 1997

          (All Dollar Amounts in Thousands, Except per Share Amounts)

                                                                                                        Unrealized
                                                                                           Unearned   Gain (Loss) On  Cumulative
                                         Common Stock      Retained     Treasury Stock      Compen-     Marketable    Translation
                                      -------------------             -------------------
                                        Shares    Amount   Earnings    Shares     Amount    sation      Securities    Adjustment
                                      ----------  -------  ---------  ---------  --------  ---------  --------------  -----------

 Balance, August 31, 1994             25,653,813  $19,035  $122,913   3,245,462  $(8,184)     $(961)      $       -     $      -

 Cash dividends on common
   stock, $.135 per share                                    (3,083)
 Issuance of common stock                825,000   26,546
 Purchase of treasury stock                                                 883      (24)
 Forfeiture of restricted stock by
   terminated employees                                                   1,460      (32)        32
 Amortization of unearned
   compensation                                                                                 226
 Tax benefit of compensation
   deduction related to
   Restricted Stock Bonus Plan                         27
 Net income                                                  34,442
                                      ----------  -------  --------   ---------  -------   --------   --------------  -----------
 Balance, August 31, 1995             26,478,813  $45,608  $154,272   3,247,805  $(8,240)     $(703)      $       -    $       -
                                      ==========  =======  ========   =========  =======   ========   ==============  ===========




                 See notes to consolidated financial statements

                                   Continued

                                      (31)

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

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 1997 presentation.

Cash and Cash Equivalents:
The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. Accordingly, all book overdraft balances have been reclassified to accounts payable and amounted to $5,467 at August 31, 1997. The carrying amount of cash and cash equivalents approximated fair value.

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

Long Lived Assets:
Effective September 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down is required. Upon adoption of this statement, the Company determined that no impairment loss needs to be recognized for applicable assets of continuing operations as of August 31, 1997.

Property, Plant and Equipment:
Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Capitalized Interest:
Interest is capitalized as part of the historical cost of certain property, plant and equipment constructed by the Company for its own use. The amount of interest capitalized is based on a weighted average of the interest rates of outstanding borrowings during the construction period.

                                   Continued


                                     (32)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

1.  Summary of Significant Accounting Policies (Continued):

Goodwill:
Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized using the straight-line method over 25 years. Management reviews the carrying amount of goodwill at each balance sheet date to assess the continued recoverability based upon such factors as future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. The Company believes that no impairment of goodwill existed at August 31, 1997 and 1996.

Intangible and Other Assets:
Intangible and other assets, net, include certain assets acquired resulting from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, of 5 to 17 years. Management reviews the carrying amount of intangible and other assets each balance sheet date to assess their continued recoverability based upon such factors as future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. The Company believes that no impairment of intangible and other assets existed at August 31, 1997 and 1996.

Marketable Equity Securities:
The Company adopted Statement of Financial Accounting Standards No. 115 (FAS
115), "Accounting for Certain Investments in Debt and Equity Securities". Marketable securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. The fair market value of securities held at August 31, 1997 was $6,374 and the unrealized holding loss was $2,158.

Financial Instruments:
The Company enters into foreign currency exchange forward contracts, which are derivative financial instruments, with certain major financial institutions to reduce the effect of fluctuating exchange rates, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Effective fiscal 1997, the Company classified a portion of certain Intercompany receivables as long-term investments. The foreign exchange translation effect related to the investment is included in the cumulative translation adjustment section of shareholders' equity. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes.

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



                                   Continued

                                      (33)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

1.  Summary of Significant Accounting Policies (Continued):

Income Taxes (Continued):
Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested and amounted to $7,268 and $6,588 at August 31, 1997 and 1996, respectively. No deferred taxes have been provided on these earnings.

Foreign Currency Translation:
During fiscal 1996 most of the Company's foreign subsidiaries used the U.S. dollar as the functional currency. Monetary assets and liabilities were translated at year-end exchange rates and inventories, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts were translated at the average rates in effect during the year, except that depreciation, amortization and cost of sales were translated at historical rates. Adjustments resulting from the translation of the entities were included in "Other expenses (income)" of the consolidated statements of income. Foreign subsidiaries that used the local currency as the functional currency translate all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and record adjustments from the translation in a separate component of shareholders' equity. Gains and losses resulting from transactions of the Company and its foreign subsidiaries were included in "Other expenses (income)".

During fiscal 1997 most of the Company's foreign subsidiaries used their local currency as the functional currency and translated all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and recorded adjustments from the translation in a separate component of shareholders' equity. The foreign subsidiaries that still used the U.S. dollar as the functional currency translated monetary assets and liabilities at year-end exchange rates and inventories, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts were translated at the average rates in effect during the year, except that depreciation, amortization and cost of sales were translated at historical rates. Adjustments resulting from the translation of the entities were included in "Other expenses (income)" of the consolidated statements of income. Gains and losses resulting from transactions of the Company and its foreign subsidiaries were included in "Other expenses (income)". Aggregate foreign exchange (gains) and losses were $1,996, $919 and ($3,090) for the years ended August 31, 1997, 1996 and 1995, respectively.

Concentration of Credit Risk:
Concentration of credit risk with respect to trade receivables is limited due to both the large number of customers and their geographic dispersion. As of August 31, 1997 and 1996, the Company had no significant concentrations of credit risk.

Postretirement Benefits Other Than Pensions:
Postretirement health care and life insurance benefits are recorded using the accrual method of accounting based on actuarially determined costs which are recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits.

2.  Business Acquisitions:

On April 7, 1995, the Company acquired all of the partnership interests of Therex Limited Partnership ("Therex"), for approximately $6,300 in cash and 325,000 shares of common stock based on the closing price of $34 5/8 per share as reported by the Nasdaq Stock Market on the date of acquisition. Therex is engaged in the manufacture and marketing of implantable, constant flow delivery pumps and a broad

                                   Continued

                                      (34)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

2.  Business Acquisitions (Continued):

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

On July 15, 1997, the Company expanded its critical care product line by acquiring the implantable constant flow drug delivery pump product business of Strato/Infusaid Inc., a former subsidiary of Pfizer, Inc. The acquisition has been accounted for using the purchase method of accounting. In conjunction with the acquisition, the Company anticipates that the manufacturing operations for these products will be discontinued, effective on or about November 30, 1997, and accrued compensation of $3,464 has been recorded for employee terminations. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired, $6,051 and the liabilities assumed, $4,049. Pro forma results of operations are not significant.

3.  Stock Option Plans:

The Company has adopted two stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, and the Directors Stock Incentive Plan (the "Directors Plan"), which was approved by the shareholders on January 17, 1996. The 1992 Plan authorizes the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 100,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, were not shareholders at the time of the Company's initial public offering on June 9, 1992 and do not serve on the Board as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 5,000 shares of common stock upon each eligible director's initial election to the Board and the grant of an additional option to purchase 500 shares of common stock on the date each year when directors are elected to the Board.

The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 1997 and 1996 fiscal years.

On December 1, 1993 and February 11, 1994, the Company issued 44,900 and 8,200 shares, respectively, of restricted common stock to certain employees pursuant to the 1992 Plan. The market value of the shares awarded, based on the closing price of $20 3/4 and $23 1/8 per share, as reported by the Nasdaq stock market on the dates of the awards, was $932 and $190, respectively. The transactions were recorded as unearned compensation in a separate component of shareholders' equity and are being amortized to expense over the five year vesting period.



                                   Continued


                                      (35)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

3.  Stock Option Plans (Continued):

On January 17, 1996, options to purchase 171,700 shares of the Company common stock were granted to key employees of the Company pursuant to the 1992 Plan. The option price per share was $38, the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and become exercisable at any time once vested.

On January 15, 1997 and January 17, 1996, options to purchase 10,500 and 5,000 shares, respectively, of the Company common stock were granted to directors of the Company pursuant to the Directors Plan. The option price per share for the 1997 and 1996 awards were $29 1/4 and $38, respectively, the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and become exercisable at any time once vested.

Stock option activity for the years ended August 1997, 1996 and 1995 is summarized below:


                            Weighted           Weighted          Weighted
                            Average            Average           Average
                   Shares   Exercise  Shares   Exercise  Shares  Exercise
                    1997     Price     1996     Price     1995    Price
                  --------  --------  -------  --------  ------  --------
Outstanding at
   September 1    176,700     $38.00        0         -       0         -
Granted            10,500     $29.25  176,700    $38.00       0         -
Exercised               0          -        0         -       0         -
Terminated        (12,780)    $38.00        0         -       0         -
                  -------             -------              ----

Outstanding at
   August 31      174,420     $37.47  176,700    $38.00       0         -
Exercisable at
   August 31       37,120     $38.00        0         -       0         -

Stock options outstanding at August 31, 1997 are summarized below:


                                           Weighted      Weighted               Weighted
                                           Average       Average                Average
        Range of            Number        Remaining      Exercise    Number     Exercise
    Exercise Prices       Outstanding  Contractual Life   Price    Exercisable   Price
------------------------  -----------  ----------------  --------  -----------  --------

         $29.25-$38.00        174,420        8.44 years    $37.47       37,120    $38.00


The Company adopted the disclosure provisions of FAS No. 123, "Accounting for Stock-Based Compensation". As permitted under FAS 123, the Company continues to apply the existing



                                   Continued

                                      (36)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

3.  Stock Options Plans (Continued):

accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995, had been applied.

The per share weighted average value of stock options granted in 1997 and 1996 was $13.88 and $15.50, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                               1997      1996
                                             --------  --------

Risk-free interest rate                         5.17%     5.26%
Dividend yield                                  0.58%     0.58%
Volatility factor                              40.00%    40.00%
Expected lives                                4 years   5 years

Had compensation expense for stock options granted in 1997 and 1996 been recorded based on the fair market value at the grant date, the Company's net income and earnings per share, net of income tax effects, for the years ended
August 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                               1997      1996
                                             -------   -------

Net income applicable to common shareholders
As reported                                  $36,735   $32,831
Pro forma                                    $36,375   $32,615

Net income per common share
As reported                                  $  1.58   $  1.41
Pro forma                                    $  1.57   $  1.40

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option grants vest in cumulative increments over a period of five years.

4.  Related Party Transactions:

Certain of the Company's facilities, personnel and services are being utilized by Arrow Precision Products, Inc. ("Precision"). Precision is related to the Company through common ownership. The Company charged Precision $379, $478 and $367 for the cost of such utilization during the years ended August 31, 1997, 1996 and 1995, respectively. The Company made purchases from Precision amounting to $1,199, $1,222 and $1,085 for the years ended August 31, 1997, 1996 and 1995, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $891, $974 and $1,025 during the years ended August 31, 1997, 1996 and 1995, respectively. The Company had a net receivable from Precision of $190 and $107 at August 31, 1997 and 1996, respectively.

In June 1996, the Company purchased for $1,135 certain assets from a subsidiary of Precision that manufactured and marketed gastroenterological medical products. Effective August 29, 1997, Precision Medical Products, Inc., the wholly owned and remaining operating subsidiary of Precision, was acquired by a company formed by certain management employees of Precision.



                                   Continued

                                      (37)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

5.  Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $3,201, $3,094 and $2,684 for the years ended August 31, 1997, 1996 and 1995, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

 Year Ending August 31,                          Total
 ----------------------                         -------

 1998                                           $ 3,184
 1999                                             1,989
 2000                                             1,171
 2001                                               801
 2002                                               627
 Thereafter                                         728
                                                -------
                                                 $8,500
                                                 ======

6.  Inventories:

Inventories are summarized as follows:

                                                             August 31,
                                                         ----------------
                                                           1997     1996
                                                         -------  -------
Finished goods                                           $20,718  $16,878
Semi-finished goods                                       13,906   10,010
Work-in-process                                            9,900    7,107
Raw materials                                             12,810    9,514
                                                         -------  -------
                                                         $57,334  $43,509
                                                         =======  =======

7.  Credit Facilities:

As of August 31, 1997 and 1996, the Company had U.S. bank credit facilities providing a total of $50,000 and $55,000, in revolving credit for general business purposes of which $18,902 and $24,023 were outstanding, respectively. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the bank or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 1997 and 1996, the weighted average interest rates on short-term borrowings were 5.7% and 5.6%, respectively. At August 31, 1997 and 1996, certain of the Company's foreign subsidiaries had available revolving credit facilities, at market rates of interest, totaling the U.S. dollar equivalent of $11,791 and $8,894, under which $3,076 and $3,685 was outstanding, respectively. The Company is required to maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a working capital ratio of 1.25 to 1 or greater. At August 31, 1997 and 1996, the carrying amount of short-term borrowings approximated fair value and the Company was in compliance with its lending agreements and convenants.


                                   Continued

                                      (38)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

8.  Accrued Compensation:

The components of accrued compensation at August 31, 1997 and 1996 are as follows:
                                                                               1997    1996
                                                                             ------  ------
Accrued vacation pay                                                         $2,929  $2,480
Accrued payroll                                                               5,016   1,149
Accrued productivity plan compensation                                        1,683   1,772
Other                                                                           317      92
                                                                             ------  ------
                                                                             $9,945  $5,493
                                                                             ======  ======




                                   Continued

                                      (39)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

9.  Long-Term Debt:

Long-term debt consists of the following:

                                                                    August 31,
                                                                  1997     1996
                                                                 -------  -------
Bank note payable in July 2001, plus interest at
a quoted fixed rate or at a variable rate based upon
LIBOR plus 0.75%. As of August 31, 1997 the interest rate
is fixed at 4.19% through July 1998.  At August 31, 1996, the
interest rate was at a variable rate of 6.47%                    $ 9,828  $12,037

Industrial Development Authority Bonds, $3,500
face amount, subject to mandatory annual sinking
fund payments of $200 from December 1989 through
December 1998; and $300 from December 1999 through
December 2003; plus interest at a variable rate ranging
from 3.35% to 5.00% in 1997 and from 2.85% to 5.50% in 1996        1,900    2,100

Bank note payable in equal quarterly installments
of $500 through May 1998, plus interest at a variable
rate based upon LIBOR plus 0.875%, 6.53% and 6.49%
at August 31, 1997 and 1996, respectively                          1,500    3,500

Bank note payable in quarterly installments of
$104 through March 1999, plus interest at a fixed
rate, 1.34% and 4.20% at August 31, 1997 and
1996, respectively                                                   725    2,019

Bank note payable in monthly installments
of $5 through October 2001, plus interest at
a fixed rate, currently 1.50% at August 31, 1997                     268        -

Bank note payable in equal quarterly installments of
$1,250, paid February 1997, plus interest at a variable
rate based upon the London Interbank Offered Rate
(LIBOR) plus 0.875%, previously 6.47% at February 28, 1997             -    2,500

Individual, $1,500 face amount, noninterest bearing;
due in semi-annual installments of $62, paid July 1997,
net of imputed interest of $81 at 8.72%                                -      125

Bank note payable in October 1997, plus interest at
a fixed rate, currently 4.20% at August 31, 1997                     497        -
                                                                 -------  -------

Total debt                                                       $14,718  $22,281

Less current maturities                                            2,675    6,293
                                                                 -------  -------

                                                                 $12,043  $15,988
                                                                 =======  =======

                                   Continued

                                      (40)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

9.  Long-Term Debt (Continued):

The Industrial Development Authority Bonds are collateralized by a $1,927 letter of credit and the Company's headquarters, research and development, and manufacturing facility in Reading, PA. The Company also has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $4,604 related to subsidiary indebtedness and workers compensation insurance coverage. The annual commitment fees associated with the letters of credit were 0.70% per annum at August 31, 1997.

Following is a schedule by year showing maturities of long-term debt for each of the five years in the period ending August 31, 2002:

Year Ending August 31,           Total
------------------------------  -------
                  1998          $ 2,675
                  1999              567
                  2000              360
                  2001           10,188
                  2002              328
                  Thereafter        600
                                -------
                                $14,718
                                =======

Total interest costs for fiscal 1997, 1996 and 1995 were $2,510, $3,170 and $3,055, respectively, of which $1,613, $1,321 and $1,081, respectively, were capitalized.

At August 31, 1997 and 1996, the carrying amount of long term debt approximated fair value.

10.  Income Taxes:

The provision (benefit) for income taxes consists of:

                          1997
            ------------------------------------

            Federal   State    Foreign    Total
            -------   ------   -------   -------

Current     $19,953   $3,499    $ (287)  $23,165
Deferred       (148)     (20)        -      (168)
            -------   ------    ------   -------
            $19,805   $3,479    $ (287)  $22,997
            =======   ======    ======   =======

                          1996
            ------------------------------------

            Federal   State    Foreign    Total
            -------   ------   -------   -------

Current     $15,459   $1,405    $1,247   $18,111
Deferred      1,030      141         -     1,171
            -------   ------    ------   -------
            $16,489   $1,546    $1,247   $19,282
            =======   ======    ======   =======

                          1995
            ------------------------------------

            Federal   State    Foreign    Total
            -------   ------   -------   -------

Current     $13,714   $1,203    $2,344   $17,261
Deferred      1,855      258         -     2,113
            -------   ------    ------   -------
            $15,569   $1,461    $2,344   $19,374
            =======   ======    ======   =======

                                   Continued
                                      (41)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

10.  Income Taxes (Continued):

Research and development tax credits were $509, $88 and $463 in fiscal 1997, 1996 and 1995, respectively.

Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes and balance sheet classifications are recorded as of August 31, 1997 and 1996:

Deferred tax assets (liabilities):                                 1997                1996
                                                                 --------            --------
 Accounts receivable                                               $   293            $   266
 Inventories                                                         1,826              1,578
 Marketable securities                                               1,425                -
 Property, plant and equipment                                      (4,395)            (3,530)
 Intangible assets                                                   1,362                912
 Accrued liabilities                                                (1,204)              (903)
 Accrued compensation                                                  859                730
 Postretirement benefits other than pensions                         3,324              3,180
                                                                   -------            -------
                                                                   $ 3,490            $ 2,233
                                                                   =======            =======

Balance Sheet classification:
 Current deferred tax assets                                       $ 2,833           $ 2,709
 Non current deferred tax assets                                       657               -
 Non current deferred tax liabilities                                    -              (476)
                                                                   -------           -------
                                                                   $ 3,490           $ 2,233
                                                                   =======           =======

The sources of significant temporary differences which gave rise to deferred taxes and their effects were as follows:

                                                                1997      1996      1995
                                                              -------   -------   -------
Depreciation and amortization                                 $   410   $ 1,731   $ 1,307
Marketable securities                                          (1,425)        -         -
Common stock issued
   to employees                                                    21        94        26
Accrued vacation pay                                             (150)      (15)     (140)
Inventories                                                      (248)   (1,759)     (399)
Postretirement benefits
   and other liabilities                                         (145)     (150)     (154)
Intangible assets                                                   -       735     1,365
Other                                                             280       535       108
                                                              -------   -------   -------

                                                              $(1,257)  $ 1,171   $ 2,113
                                                              =======   =======   =======




                                   Continued


                                      (42)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

10.  Income Taxes (Continued):

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                              1997   1996   1995
                                              -----  -----  -----

Statutory federal income tax rate             35.0%  35.0%  35.0%
State income taxes, net of federal benefit     3.8    1.9    2.2
Foreign statutory tax rates differential       1.8    3.0    2.3
Foreign sales corporation                     (2.9)  (3.3)  (2.5)
Research and development tax credit           (1.0)     -   (1.0)
Other                                          1.8     .4      -
                                              ----   ----   ----

Effective tax rate                            38.5%  37.0%  36.0%
                                              ====   ====   ====

11.  Retirement Benefits:

Pension Plans:

The Company has three noncontributory pension plans that cover substantially all employees. Benefits under the plans are based upon an employee's compensation and years of service and, where applicable, the provisions of negotiated labor contracts. It is the Company's policy to make contributions to these plans sufficient to meet the minimum funding requirements of applicable laws and regulations plus such additional amounts, if any, as the Company's actuarial consultants advise to be appropriate. The projected unit credit method is utilized for determination of actuarial amounts.

The following tables set forth the plan's funded status and amounts recognized in the Company's balance sheet at August 31, 1997 and 1996:

                                               Assets               Accumulated
                                         Exceeded Accumulated     Benefits Exceed
                                               Benefits                Assets
                                           1997        1996       1997       1996
                                        ----------  ----------  ---------  ---------
Actuarial present value
of benefit obligations:
 Vested                                  $(11,598)   $(10,630)  $ (9,530)  $ (7,501)
 Nonvested                                    (61)       (120)      (586)      (503)
                                         --------    --------   --------   --------
Accumulated benefit obligation            (11,659)    (10,750)   (10,116)    (8,004)
Effect of projected future
 salary increases                             (32)          -     (5,810)    (5,321)
                                         --------    --------   --------   --------
Projected benefit obligation              (11,691)    (10,750)   (15,926)   (13,325)
Less plan assets at fair value             23,491      19,461     14,648     10,346
                                         --------    --------   --------   --------
Plan assets in excess of (less than)
 projected benefit obligation              11,800       8,711     (1,278)    (2,979)
Unrecognized net (gain)                    (6,436)     (4,153)    (2,617)      (723)
Unrecognized net obligation                  (455)       (532)     1,635      1,495
                                         --------    --------   --------   --------
Prepaid pension asset (liability)        $  4,909    $  4,026   $ (2,260)  $ (2,207)
                                         ========    ========   ========   ========

                                   Continued

                                      (43)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)


11.  Retirement Benefits (Continued):

Net periodic pension cost includes the following components:

                                   1997      1996      1995
                                 --------  --------  --------

Service cost                     $ 1,560   $ 1,577   $ 1,278
Interest cost                      1,903     1,701     1,501
Actual return on plan assets      (7,395)   (3,455)   (2,686)
Net amortization and deferral      4,391       924       482
                                 -------   -------   -------

Net periodic pension cost        $   459   $   747   $   575
                                 =======   =======   =======

In both 1997 and 1996, the discount rates and rates of increases of future compensation levels used in determining the actuarial present value of projected benefit obligations were 8.0% and 5.0%. In both 1997 and 1996, the expected long-term rates of return on assets were 9.5%.

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

For the years ended August 31, 1997, 1996 and 1995, respectively, the components of periodic expense for the postretirement benefits are as follows:

                                              1997   1996   1995
                                              -----  -----  -----
Service cost - benefits earned during year    $ 297  $ 305  $ 297
Interest cost on postretirement
  benefit obligation                            257    300    280
                                              -----  -----  -----
Total expense                                 $ 554  $ 605  $ 577
                                              =====  =====  =====




                                   Continued

                                      (44)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

11.  Retirement Benefits (Continued):

At August 31, 1997 and 1996, respectively, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

                                                  1997    1996
                                                  -----   -----
Accumulated postretirement
  benefit obligation:
    Retirees and dependents                    $  1,529  $  1,645
    Fully eligible active plan participants       1,278     1,157
    Other active participants                     3,048     2,426
                                                  -----     -----
Excess of accumulated postretirement
  benefit obligation over assets                  5,855     5,228
Unrecognized prior service cost                     879       963
Unrecognized gain                                 1,467     1,646
                                                  -----     -----
Liability included on the balance sheet           8,201     7,837
Less current portion                                301       260
                                                  -----     -----
Noncurrent liability                           $  7,900  $  7,577
                                               ========  ========

The assumed discount rate at the beginning and end of the year used to measure the accumulated postretirement benefit obligation was 8.00% and 7.75%, respectively. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.0% in 1998; the rate was assumed to decrease gradually to 5.0% over the next 11 years and remain level thereafter. An increase of one percentage point in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of 1997 and 1996 net periodic postretirement benefit cost by $99 and $92, respectively and would have increased the accumulated postretirement benefit obligation as of August 31, 1997 and 1996 by $689 and $654, respectively.

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan was $789, $737 and $657 for the fiscal years ended August 31, 1997, 1996 and 1995, respectively.



                                   Continued

                                      (45)

12.  Geographical Information:

  The following tables present information about operations in certain significant geographic areas:

                                                1997
                           ------------------------------------------------------------------
                           United   Asia and             Other
                           States    Africa    Europe   Foreign  Eliminations   Consolidated
                          --------  --------  --------  -------  -------------  -------------
Sales to unaffiliated
  customers               $180,074   $29,223  $30,547    $6,045             -       $245,889
Transfers between
  geographic areas          52,023         -        -         -      $(52,023)             -
                          --------   -------  -------    ------      --------   ------------
Total revenue             $232,097   $29,223  $30,547    $6,045      $(52,023)      $245,889
                          ========   =======  =======    ======      ========   ============
Operating income          $ 60,904   $ 1,160  $   (90)   $  212                     $ 61,763
                          ========   =======  =======    ======
Other expense, net                                                                    (2,031)
                                                                                ------------
Income from operations
  before income taxes                                                               $ 59,732
                                                                                ============
Identifiable assets at
  August 31               $342,121   $12,338  $40,919    $4,547      $(79,552)      $320,373
                          ========   =======  =======    ======      ========   ============

                                                 1996
                          ------------------------------------------------------------------
                           United   Asia and             Other
                           States    Africa   Europe    Foreign  Eliminations   Consolidated
                          --------  --------  -------   -------  ------------   ------------
Sales to unaffiliated
  customers               $167,914   $30,550  $26,092    $5,389             -       $229,945
Transfers between
  geographic areas          44,071         -        -         -      $(44,071)             -
                          --------   -------  -------    ------      --------   ------------
Total revenue             $211,985   $30,550  $26,092    $5,389      $(44,071)      $229,945
                          ========   =======  =======    ======      ========   ============
Operating income          $ 51,534   $ 1,078  $ 1,589    $  212                     $ 54,413
                          ========   =======  =======    ======
Other expense, net                                                                    (2,300)
                                                                                ------------
Income from operations
  before income taxes                                                               $ 52,113
                                                                                ============
Identifiable assets at
  August 31               $305,726   $12,187  $41,843    $4,141      $(64,476)      $299,421
                          ========   =======  =======    ======      ========   ============

                                                 1995
                          ------------------------------------------------------------------
                           United   Asia and             Other
                           States    Africa   Europe    Foreign  Eliminations   Consolidated
                          --------  --------  -------   -------  ------------   ------------
Sales to unaffiliated
  customers               $159,705   $29,809  $19,506    $3,994             -       $213,014
Transfers between
  geographic areas          31,513         -        -         -      $(31,513)             -
                          --------   -------  -------    ------      --------   ------------
Total revenue             $191,218   $29,809  $19,506    $3,994      $(31,513)      $213,014
                          ========   =======  =======    ======      ========   ============
Operating income          $ 46,855   $ 4,927  $ 1,003    $  462                     $ 53,247
                          ========   =======  =======    ======
Other income, net                                                                        569
                                                                                ------------
Income from operations
  before income taxes                                                               $ 53,816
                                                                                ============
Identifiable assets at
  August 31               $275,064   $13,251  $22,520    $3,365      $(51,690)      $262,510
                          ========   =======  =======    ======      ========   ============

Export sales for domestic operations to unaffiliated customers were $28,410, $25,562 and $22,531 for the years ended August 31, 1997, 1996 and 1995, respectively.


                                   Continued

                                      (46)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

13.  Foreign Exchange Contracts:

During fiscal 1997 and 1996, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 26.8% and 27.0%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of fluctuating exchange rates, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

At August 31, 1997, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through December 1997. The following table identifies forward exchange contracts to sell foreign currencies at August 31, 1997 and 1996 as follows:

                           August 31, 1997                          August 31, 1996
                       U. S. Dollar equivalents                 U. S. Dollar equivalents
                       ------------------------               ----------------------------
                        Notional    Fair Market                Notional      Fair Market
                        Amounts        Value                   Amounts          Value
                       ----------  ------------               -----------  ---------------
Foreign currency:
Japanese yen            $ 6,410      $ 6,210                     $ 8,677        $ 8,261
German marks              2,926        2,762                       4,521          4,553
French francs             1,751        1,707                       2,581          2,565
Spanish pesetas           2,531        2,489                       3,176          3,198
Canadian dollars          2,176        2,161                         550            548
Greek drachmas            1,394        1,407                       1,245          1,265
Mexican peso              1,109        1,151                         -              -
African rand              1,470        1,492                         -              -
Netherlands guilder         994          983                         -              -
                        -------      -------                     -------        -------
                        $20,761      $20,362                     $20,750        $20,390
                        =======      =======                     =======        =======

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

                                      (47)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

15.  Statements of Financial Accounting Standards not yet Adopted:

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). FAS 128 is designed to improve the Earnings Per Share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The statement is effective for financial statements for periods ending after December 15, 1997, with prior periods restated to comply with the new standard at that time. If the new standard had been effective for the year ended August 31, 1997, there would have been no significant change in earnings per share as presented in the accompanying consolidated statements of income.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure" (FAS 129). FAS 129 establishes standards for disclosing information about an entity's capital structure. The statement is effective for financial statements for periods ending after December 15, 1997. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements.

In June 1997, The Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). FAS 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. FAS 131 requires entity-wide disclosure on information about revenues from different products and services and geographic areas. The statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements.



                                   Continued

                                      (48)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

16.  Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 1997 are as follows:


                                         Quarter
                                         --------
                               11-30-96   2-28-97   5-31-97   8-31-97
                              ---------  --------  --------  --------

Net sales                     $  59,190  $ 61,965  $ 62,107  $ 62,627
Cost of goods sold               27,405    27,978    27,900    27,528
                              ---------  --------  --------  --------
Gross profit                     31,785    33,987    34,207    35,099

Operating expenses
Research, development
  and engineering                 3,808     3,993     4,090     3,981
Selling, general and
  administrative                 13,960    14,336    14,366    14,781

Operating income                 14,017    15,658    15,751    16,337

Other expenses (income)             552       598       313       568

Income before income
 taxes                           13,465    15,060    15,438    15,769

Provision for income taxes        5,184     5,798     5,944     6,071

Net income                    $   8,281  $  9,262  $  9,494  $  9,698

Net income per common
 share                             $.36      $.40      $.41      $.42

Weighted average common
shares outstanding (000's)       23,229    23,227    23,226    23,226




                                   Continued

                                      (49)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

16.  Summary of Quarterly Results (unaudited)(Continued):

Quarterly financial results for the year ended August 31, 1996 are as follows:

                                                Quarter
                             -----------------------------------------------
                             11-30-95      2-29-96      5-31-96      8-31-96
                             --------      -------      -------      -------
Net sales                     $54,511       $58,779      $57,548     $59,107
Cost of goods sold             24,829        27,556       27,772      27,114
                              -------       -------      -------     -------
Gross profit                   29,682        31,223       29,776      31,993

Operating expenses
Research, development
  and engineering               3,159         3,240        3,631       4,075
Selling, general and
  administrative               13,169        12,729       13,660      14,596

Operating income               13,354        15,254       12,485      13,322

Other expenses (income)           215           671          844         572

Income before income
 taxes                         13,139        14,583       11,641      12,750

Provision for income taxes      4,861         5,396        4,307       4,717

Net income                    $ 8,278       $ 9,187      $ 7,334     $ 8,033

Net income per common
 share                        $   .36       $   .40      $   .32     $   .35

Weighted average common
shares outstanding (000's)     23,231        23,230       23,229      23,229




                                   Continued

                                      (50)

Coopers
& Lybrand



                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Arrow International, Inc.:

Our report on the consolidated financial statements of Arrow International, Inc. is included on page 23 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page 21 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statement taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
September 29, 1997



                                      (51)

                                  SCHEDULE II

                           ARROW INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                       (Column A)   (Column B)   (Column C)  (Column D)      (Column E)
                                       -----------  ----------   ----------  ----------      -----------

                                                          Additions
                                                    ---------------------
                                                    Charges /     Charged
                                       Balance at   (Credits) to  to Other                    Balance at
                                       Beginning    Cost and      Accounts     Deductions        End
             Description               of Period    Expenses      (Describe)  (Describe)(1)   of Period
-------------------------------------  ----------   ---------     ---------   --------        ----------

For the year ended August 31, 1995:
 Accounts receivable:
  Allowance for doubtful accounts      $      760   $    (110)           -             -       $     650
                                       ==========   =========    =========   ===========       =========

 Investment, at cost:
  Valuation reserve                    $      780           -            -             -       $     780
                                       ==========   =========    =========   ===========       =========

For the year ended August 31, 1996:
 Accounts receivable:
  Allowance for doubtful accounts      $      650   $     150            -   $        26       $     774
                                       ==========   =========    =========   ===========       =========

 Investment, at cost:
  Valuation reserve                    $      780           -            -   $       780       $       -
                                       ==========   =========    =========   ===========       =========

For the year ended August 31, 1997:
 Accounts receivable:
  Allowance for doubtful accounts      $      774   $     195            -   $       114       $     855
                                       ==========   =========    =========   ===========       =========




(1) Deductions represent write-off of accounts receivable and investment.



                                      (52)

                                              EXHIBIT INDEX
EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                 METHOD OF FILING
---------------  -------------------------------------------  -------------------------------------------

3.1              Restated Articles of Incorporation of the    Incorporated by reference from Exhibit 3.1
                 Company.                                     to the Company's Annual Report on Form
                                                              10-K for the fiscal year ended August 31,
                                                              1992

3.2              By-laws of the Company, as amended and       Incorporated by reference from Exhibit 3.4
                 restated.                                    to the Company's Registration Statement on
                                                              Form S-1 File No. 33-47163 ("Registration
                                                              Statement")

4.1              Form of Common Stock certificate.            Incorporated by reference from Exhibit 4.1
                                                              to the Company's Registration Statement

10.1             1992 Stock Incentive Plan.                   Incorporated by reference from Exhibit
                                                              10.1 to the Company's Registration
                                                              Statement

10.2             Investment Plan - 401(k).                    Incorporated by reference from Exhibit
                                                              10.2 to the Company's Registration
                                                              Statement

10.3.1           Amended and Restated Retirement Plan for     Incorporated by reference from Exhibit
                 Salaried Employees of the Company,           10.3 to the Company's Registration
                 effective September 1, 1989.                 Statement

10.3.2           Amended and Restated Retirement Plan for     Incorporated by reference from Exhibit
                 Salaried Employees of the Company,           10.3.2 to the Company's Annual Report on
                 effective September 1, 1989, as amended.     Form 10-K for the year ended August 31, 1993
                                                              (the "1993 Form 10-K")

10.4             Amended and Restated Restricted Stock        Incorporated by reference from Exhibit
                 Bonus Plan.                                  10.4 to the Company's Registration
                                                              Statement

10.5             Split Dollar Life Insurance Agreements,      Incorporated by reference from Exhibit
                 dated December 16, 1991, between the         10.5 to the Company's Registration
                 Company and James H. Miller, as Trustee      Statement
                 under the provisions of a certain
                 Irrevocable Trust Agreement with
                 Marlin Miller, Jr. dated December 13, 1991.

                                     (53)

EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                METHOD OF FILING
---------------  -------------------------------------------  -------------------------------------------

10.6             Split Dollar Life Insurance Agreements,      Incorporated by reference from Exhibit
                 dated December 16, 1991, between the         10.6 to the Company's Registration
                 Company and Raymond Neag Irrevocable         Statement
                 Trust, dated October 11, 1991, Evelyn
                 Neag, Trustee.

10.7             Split Dollar Life Insurance Agreements,      Incorporated by reference from Exhibit
                 dated December 16, 1991, between the         10.7 to the Company's Registration
                 Company and Robert E. Gedney, as Trustee     Statement
                 under the provisions of a certain
                 Irrevocable Trust Agreement with John H.
                 Broadbent, Jr. dated December 13, 1991.

10.8             Split Dollar Life Insurance Agreements,      Incorporated by reference from Exhibit
                 dated December 16, 1991 between the          10.8 to the Company's Registration
                 Company and Donald M. Mewhort, as Trustee    Statement
                 under Agreement of Trust dated October 8,
                 1991, created by T. Jerome Holleran,
                 Settlor (the "Holleran Split Dollar Life
                 Insurance Agreements").

10.8.1           Assignment, dated April 24, 1992, of the     Incorporated by reference from Exhibit
                 rights and obligations under the Holleran    10.8.1 to the Company's Registration
                 Split Dollar Life Insurance Agreements       Statement
                 from the Company to Arrow Precision
                 Products, Inc.

10.9             License Agreement, dated October 23, 1981,   Incorporated by reference from Exhibit
                 between Dr. Ketan Shevde and the Company.    10.9 to the Company's Registration
                                                              Statement

10.10            License Agreement, dated January 18, 1992,   Incorporated by reference from Exhibit
                 between Innovation Associates, Inc. and      10.10 to the Company's Registration
                 the Company.                                 Statement

10.11            License Agreement, dated March 28, 1991,     Incorporated by reference from Exhibit
                 between Daltex Medical Sciences, Inc. and    10.11 to the Company's Registration
                 the Company.                                 Statement

10.11.1          Modification Agreement, dated October 25,    Incorporated by reference from Exhibit
                 1995, to License Agreement between Daltex    10.11.1 to the Company's Form 10-Q for the
                 Medical Sciences, Inc. and the Company.      third quarter period ended May 31, 1997

                                     (54)

EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                 METHOD OF FILING
---------------  -------------------------------------------  --------------------------------------------

10.11.2          Second Modification Agreement, dated May     Incorporated by reference from Exhibit
                 30, 1997, to License Agreement between       10.11.2 to the Company's Form 10-Q for the
                 Daltex Medical Sciences, Inc. and the        third quarter period ended May 31, 1997
                 Company.

10.12            Agreement and Compromise and Release,        Incorporated by reference from Exhibit
                 dated November 30, 1988, between Michael     10.12 to the Company's Registration
                 A. Berman, Critikon, Inc. and the Company.   Statement

10.13            License Agreement, dated April 15, 1982,     Incorporated by reference from Exhibit
                 between Dr. Randolph M. Howes and the        10.13 to the Company's Registration
                 Company, as amended pursuant to the          Statement
                 Addendum to License Agreement, dated
                 August 26, 1986, among Dr. Randolph M.
                 Howes, Janice Kinchen Howes and the
                 Company, and the Second Addendum to
                 License Agreement, dated October 9, 1990,
                 among Dr. Randolph M. Howes, Janice
                 Kinchen Howes, Baham & Anderson and the
                 Company.

10.14            License Agreement, dated September 16,       Incorporated by reference from Exhibit
                 1988, between J. Daniel Raulerson and the    10.14 to the Company's Registration
                 Company, as amended pursuant to Addendum     Statement
                 to License Agreement, dated November 27,
                 1989, between J. Daniel Raulerson and the
                 Company.

10.15            License Agreement, dated February 24,        Incorporated by reference from Exhibit
                 1984, between Blair Medical Products, Inc.   10.15 to the Company's Registration
                 and the Company.                             Statement

10.16            Stock Purchase Agreement, dated October      Incorporated by reference from Exhibit
                 24, 1990, among Robert E. Fischell,          10.16 to the Company's Registration
                 Standard Associates, Cymed Ventures, Inc.,   Statement
                 Arrow International Investment Corp. and
                 the Company.

10.17            License Agreement, dated October 24, 1990,   Incorporated by reference from Exhibit
                 between Medical Innovative Technologies      10.17 to the Company's Registration
                 R&D Limited Partnership and the Company.     Statement

                                     (55)

EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                METHOD OF FILING
---------------  -------------------------------------------  -------------------------------------------

10.18            Research and Development Agreement, dated    Incorporated by reference from Exhibit
                 October 24, 1990, between Medical            10.18 to the Company's Registration
                 Innovative Technologies R&D Limited          Statement
                 Partnership and the Company.

10.19            License Agreement, dated February 24,        Incorporated by reference from Exhibit
                 1992, between Cathco, Inc. and the Company.  10.19 to the Company's Registration
                                                              Statement

10.20            Settlement Agreement, dated September 30,    Incorporated by reference from Exhibit
                 1991, among Dr. Randolph M. Howes, Janice    10.20 to the Company's Registration
                 Kinchen Howes, Baham & Anderson, the         Statement
                 Company and Baxter Health Care Corporation
                 and related License Agreement, dated
                 September 30, 1991, among Dr. Randolph M.
                 Howes, Janice Kinchen Howes, Baham &
                 Anderson, the Company and Baxter Health
                 Care Corporation.

10.21            Agreement between the Company, Arrow         Incorporated by reference from Exhibit
                 Precision Products, Inc. and United          10.21 to the Company's Annual Report on
                 Steelworkers of America AFL/CIO Local 8467.  Form 10-K for the year ended August 31,
                                                              1994 (the "1994 Form 10-K")

10.22            Extension of Lease Agreement between         Incorporated by reference from Exhibit
                 Indian Mills Associates and the Company,     10.22 to the Company's Registration
                 dated December 4, 1991, extending the        Statement
                 Lease, dated February 5, 1988, between
                 Lyco Associates and the Company.

10.23.1          Amended and Restated Retirement Plan for     Incorporated by reference from Exhibit
                 Hourly-Rated Employees of the Wyomissing     10.23 to the Company's Registration
                 Plant of the Company, effective September    Statement
                 1, 1989.

10.23.2          Amended and Restated Retirement Plan for     Incorporated by reference from Exhibit
                 Hourly-Rated Employees of the Wyomissing     10.23.2 to the Company's 1993 Form 10-K
                 Plant of the Company, effective September
                 1,1989, as amended.

10.24.1          Amended and Restated Retirement Plan for     Incorporated by reference from Exhibit
                 Hourly-Rated Employees of the North          10.24 to the Company's Registration
                 Carolina and New Jersey Plants of the        Statement
                 Company, effective September 1, 1989.

                                     (56)

EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                METHOD OF FILING
---------------  -------------------------------------------  -------------------------------------------

10.24.2          Amended and Restated Retirement Plan for     Incorporated by reference from Exhibit
                 Hourly-Rated Employees of the North          10.24.2 to the Company's 1993 Form 10-K
                 Carolina and New Jersey Plants of the
                 Company, effective September 1, 1989, as
                 amended.

10.25.1          Loan Agreement, dated January 3, 1986,       Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,   10.25.1 to the Company's Registration
                 Limited, Arrow International Export          Statement
                 Corporation, and Hamilton Bank.

10.25.2          First Amendment to Loan Agreement, dated     Incorporated by reference from Exhibit
                 March 18, 1987, among the Company, Arrow     10.25.2 to the Company's Registration
                 Medical Products, Limited, Arrow             Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.3          Second Amendment to Loan Agreement, dated    Incorporated by reference from Exhibit
                 March 31, 1988, among the Company, Arrow     10.25.3 to the Company's Registration
                 Medical Products, Limited, Arrow             Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.4          Third Amendment to Loan Agreement, dated     Incorporated by reference from Exhibit
                 March 31, 1989, among the Company, Arrow     10.25.4 to the Company's Registration
                 Medical Products, Limited, Arrow             Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.5          Fourth Amendment to Loan Agreement, dated    Incorporated by reference from Exhibit
                 March 30, 1990, among the Company, Arrow     10.25.5 to the Company's Registration
                 Medical Products, Limited, Arrow             Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.6          Fifth Amendment to Loan Agreement, dated     Incorporated by reference from Exhibit
                 March 1, 1991, among the Company, Arrow      10.25.6 to the Company's Registration
                 Medical Products, Limited, Arrow             Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.7          Sixth Amendment to Loan Agreement, dated     Incorporated by reference from Exhibit
                 July 15, 1991, among the Company, Arrow      10.25.7 to the Company's Registration
                 Medical Products, Limited, Arrow             Statement
                 International Export Corporation, and
                 Hamilton Bank.

                                     (57)

EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                METHOD OF FILING
---------------  -------------------------------------------  -------------------------------------------

10.25.8          Seventh Amendment to Loan Agreement, dated   Incorporated by reference from Exhibit
                 September 6, 1991, among the Company,        10.25.8 to the Company's Registration
                 Arrow Medical Products, Limited, Arrow       Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.9          Eighth Amendment to Loan Agreement, dated    Incorporated by reference from Exhibit
                 February 21, 1992, among the Company,        10.25.9 to the Company's Registration
                 Arrow Medical Products, Limited, Arrow       Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.10         Letters of Amendment, dated April 10,        Incorporated by reference from Exhibit
                 1992, and May 19, 1992, to Loan Agreement    10.25.17 to the Company's Registration
                 between the Company and Hamilton Bank.       Statement

10.25.11         Ninth Amendment to Loan Agreement, dated     Incorporated by reference from Exhibit
                 May 27, 1992, among the Company, Arrow       10.25.18 to the Company's Registration
                 Medical Products, Limited, Arrow             Statement
                 International Export Corporation, and
                 Hamilton Bank.

10.25.12         Letter Agreement, dated February 25, 1993,   Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,   10.25.12 to the 1994 Form 10-K
                 Limited, Arrow International Export
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.


10.25.13         Letter Agreement, dated January 31, 1994,    Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,   10.25.13 to the 1995 Form 10-K
                 Limited, Arrow International Export
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.


10.25.14         Letter Agreement, dated March 6, 1995,       Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,   10.25.14 to the 1995 Form 10-K
                 Limited, Arrow International Export
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.


10.25.15         Letter Agreement, dated November 14, 1995,   Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,   10.25.15 to the 1995 Form 10-K
                 Limited, Arrow International Export
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.


                                     (58)

EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                METHOD OF FILING
---------------  -------------------------------------------  -------------------------------------------

10.25.16         Letter Agreement, dated February 23, 1996,   Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,   10.25.16 to the Company's Form 10-Q for
                 Limited, Arrow International Export          the second quarter period ended February
                 Corporation, and CoreStates Hamilton Bank,   29, 1996
                 and Note relating thereto

10.25.17         Letter Agreement, dated January 29, 1996     Incorporated by reference from Exhibit
                 among the Company and First Union National   10.25.17 to the Company's Form 10-Q for
                 Bank, and note relating thereto              the second quarter period ended February
                                                              29, 1996

10.25.18         Letter Agreement, dated July 11, 1996,       Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,   10.25.18 to the Company's Annual Report on
                 Limited, Arrow International Export          Form 10-K for the fiscal year ended August
                 Corporation, and CoreStates Hamilton Bank,   31, 1996 (the "1996 Form 10-K")
                 and Note relating thereto

10.26.1          Installment Sale Agreement between Berks     Incorporated by reference from Exhibit
                 County Industrial Development Authority      10.25.10 to the Company's Registration
                 and the Company, dated as of December 1,     Statement
                 1988.

10.26.2          Indenture of Trust between Berks County      Incorporated by reference from Exhibit
                 Industrial Development Authority and         10.25.11 to the Company's Registration
                 Bankers Trust Company, as trustee, dated     Statement
                 as of December 1, 1988.

10.26.3          Irrevocable Direct Pay Letter of Credit,     Incorporated by reference from Exhibit
                 dated December 28, 1988, issued for the      10.25.12 to the Company's Registration
                 benefit of Bankers Trust Company, as         Statement
                 trustee under the Indenture of Trust, for
                 the account of the Company.

10.26.4          Letter of Credit Note from the Company       Incorporated by reference from Exhibit
                 payable to the order of Hamilton Bank,       10.25.13 to the Company's Registration
                 dated December 28, 1988.                     Statement

10.26.5          Letter of Credit Reimbursement Agreement     Incorporated by reference from Exhibit
                 between the Company and Hamilton Bank,       10.25.14 to the Company's Registration
                 dated as of December 1, 1988.                Statement

                                     (59)

EXHIBIT                          DESCRIPTION
NUMBER                           OF EXHIBIT                                METHOD OF FILING
---------------  -------------------------------------------  -------------------------------------------

10.26.6          Accommodation Mortgage, Security Agreement   Incorporated by reference from Exhibit
                 and Second Assignment of Installment Sale    10.25.15 to the Company's Registration
                 Agreement, dated as of December 15, 1988,    Statement
                 by and among Berks County Industrial
                 Development Authority, the Company and
                 Hamilton Bank.

10.27            Variable Amount Grid Note Agreement, dated   Incorporated by reference from Exhibit
                 May 8, 1991, between the Company and First   10.25.16 to the Company's Registration
                 Union National Bank.                         Statement

10.28            Purchase Agreement, dated January 20,        Incorporated by reference from Exhibit
                 1984, between the Company and Arrow          10.26 to the Company's Registration
                 Research Partners.                           Statement

10.29            Form of Research and Development             Incorporated by reference from Exhibit
                 Agreement, dated August 2, 1982, between     10.27 to the Company's Registration
                 the Company and Arrow Research Partners.     Statement

10.30            Arrow International, Inc. Profit Sharing     Incorporated by reference from Exhibit
                 Plan                                         10.30 to the Company's Registration
                                                              Statement

10.31            Agreement, dated May 19, 1992, between the   Incorporated by reference from Exhibit
                 Company and Arrow Precision Products, Inc.   10.32 to the Company's Registration
                                                              Statement

10.32            Agreement, dated September 22, 1993, among   Incorporated by reference from Exhibit
                 Microwave Medical Systems, Inc., the         10.32 to the Company's 1993 Form 10-K
                 Company and Kenneth L. Carr.


10.33            License and Exclusive Supply Agreement,      Incorporated by reference from Exhibit
                 dated September 22, 1993, between            10.33 to the Company's 1993 Form 10-K
                 Microwave Medical Systems, Inc. and the
                 Company.


10.34            Stock Purchase Agreement, dated as of        Incorporated by reference from Exhibit 2
                 January 28, 1994 between Kontron             to the Company's Current Report on Form
                 Instruments Holding N.V. and the Company.    8-K filed with the Securities and Exchange
                                                              Commission on February 18, 1994

                                     (60)

EXHIBIT                           DESCRIPTION
NUMBER                            OF EXHIBIT                                METHOD OF FILING
---------------  ---------------------------------------------  -----------------------------------------

10.35            Loan Agreement, dated as of February 8,        Incorporated by reference from Exhibit
                 1994, among the Company, Arrow Medical         10.35 to the 1994 Form 10-K
                 Products, Limited, Arrow International
                 Export Corporation, and CoreStates Hamilton
                 Bank, and Notes relating thereto.

10.36            Loan Agreement, dated February 8, 1994,        Incorporated by reference from Exhibit
                 between the Company and First Union National   10.36 to the 1994 Form 10-K
                 Bank of North Carolina, and Note relating
                 thereto.

10.37            Loan Agreement between Arrow Japan KK and      Incorporated by reference from Exhibit
                 the Bank of Tokyo (with English translation).  10.37 to the Company's Current Report on
                                                                Form 8-K filed with the Securities and
                                                                Exchange Commission on April 10, 1995
                                                                ("the 1995 Form 8-K")

10.38            Thoratec Laboratories Corporation              Incorporated by reference from Exhibit
                 International Medical Products Distributor     10.38 to the 1995 Form 8-K
                 Agreement, dated as of January 19, 1995,
                 between Thoratec Laboratories Corporation
                 and the Company.

10.39            Series F Preferred Stock Purchase Agreement,   Incorporated by reference from Exhibit
                 dated as of March 8, 1995, between Cardiac     10.39 to the 1995 Form 8-K
                 Pathways Corporation and the Company.

10.40            Manufacturing and Supply Agreement, dated as   Incorporated by reference from Exhibit
                 of March 8, 1995, between Cardiac Pathways     10.40 to the 1995 Form 8-K
                 Corporation and the Company.

10.41            International Distributor Agreement, dated     Incorporated by reference from Exhibit
                 as of March 8, 1995, between Cardiac           10.41 to the 1995 Form 8-K
                 Pathways Corporation and Arrow.

10.42            Purchase Agreement, dated as of April 7,       Incorporated by reference from Exhibit
                 1995, among the Company, TLP Acquisition       10.39 to the 1995 Form 8-K
                 Corp., Therex Corporation, Therex Limited
                 Partnership Holding Corporation and each of
                 the other persons signatory thereto.

                                     (61)

EXHIBIT                           DESCRIPTION
NUMBER                            OF EXHIBIT                                METHOD OF FILING
---------------  ---------------------------------------------  -----------------------------------------

10.43            Amendment, dated July 27, 1995, to License     Incorporated by reference from Exhibit
                 Agreement, dated October 24, 1990, between     10.43 to the 1995 Form 10-K
                 Medical Innovative Technologies R&D Limited
                 Partnership and the Company.

10.44            Amendment, dated July 27, 1995, to Research    Incorporated by reference from Exhibit
                 and Development Agreement, dated October 24,   10.44 to the 1995 Form 10-K
                 1990, between Medical Innovative
                 Technologies R&D Limited Partnership and the
                 Company.

10.45            Amended and Restated License Agreement dated   Incorporated by reference from Exhibit
                 May 24, 1996, between Microwave Medical        10.45 to the Company's Form 10-Q for the
                 Systems, Inc. and the Company.                 third quarter period ended May 31, 1996

10.46            Loan Agreement, dated July 11,1996, between    Incorporated by reference from Exhibit
                 AMH (Arrow Medical Holdings) B.V. and          10.46 to the 1996 Form 10-K
                 CoreStates Bank, N.A., and Note relating
                 thereto.

10.47            Directors Stock Incentive Plan                 Incorporated by reference from
                                                                Exhibit 10.47 to the 1996 Form 10-K

10.48            Purchase Agreement, dated June 1, 1996,        Incorporated by reference from
                 between Arrow Tray Products, Inc. (formerly    Exhibit 10.48 to the 1996 Form 10-K
                 known as Endovations, Inc.) and the Company.

18               Preferability Letter of Coopers & Lybrand      Incorporated by reference from Exhibit
                 L.L.P.                                         18 to the 1994 Form 10-K

21               Subsidiaries of the Company.                   Filed with this report

23               Consent of Coopers & Lybrand L.L.P.            Filed with this report

27               Financial Data Schedule                        EDGAR

99.1             Cautionary Statement for Purposes of the       Page 65 of this report
                 Safe Harbor Provisions of the Private
                 Securities Litigation Reform Act of 1995.

                                     (62)