Form 10-Q
period 1997-11-30
ARROW INTERNATIONAL INC
filed 1998-01-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X)    Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

            For the first quarter period ended November 30, 1997

                                or

     ( )   Transition Report Pursuant to Section 13 or
           15(d) of the Securities Exchange Act of 1934.

           For the transition period from ____________ to ____________

        Commission File Number   0-20212

                          ARROW INTERNATIONAL, INC.
                          -------------------------
          (Exact name of registrant as specified in its charter)


             Pennsylvania                        23-1969991
             ------------                        ----------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)


2400 Bernville Road, Reading, Pennsylvania          19605
------------------------------------------        ---------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(610) 378-0131
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                      --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                Shares outstanding at January 13, 1998
           -----                --------------------------------------
  Common Stock, No Par Value                23,225,726

                    ARROW INTERNATIONAL, INC.

                       Form 10-Q Index


                                                                     Page

                                                                     ----

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets at November 30,1997
                and August 31, 1997                                  3-4

                Consolidated Statements of Income                      5

                Consolidated Statements of Cash Flows                6-7

                Notes to Consolidated Financial Statements           8-9

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                10-13



PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                     14

Signature                                                            15

Exhibit Index                                                        16


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     ARROW INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS

                 (All Dollar Amounts in Thousands)

                                       November 30,   August 31,
                                          1997           1997
                                       ------------   ----------
                                        (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents             $    4,431     $    6,276
 Accounts receivable, net                  61,860         60,801
 Inventories                               59,777         57,334
 Prepaid expenses and other                10,938          8,729
 Deferred income taxes                      3,103          2,833
                                       ----------     ----------
  Total current assets                    140,109        135,973
                                       ----------     ----------

Property, plant and equipment:
 Total property, plant and equipment      172,395        171,067
 Less accumulated depreciation            (63,690)       (60,474)
                                       ----------     ----------
 Property, plant and equipment, net       108,705        110,593
                                       ----------     ----------

Other assets:
 Goodwill, net                             48,159         48,720
 Intangible and other assets, net          33,021         24,430
 Deferred income taxes                        581            657
                                       ----------     ----------
  Total other assets                       81,761         73,807
                                       ----------     ----------

  Total assets                         $  330,575     $  320,373
                                       ==========     ==========


      See accompanying notes to consolidated financial statements

                             Continued

                      ARROW INTERNATIONAL, INC.

                     CONSOLIDATED BALANCE SHEETS

                  (All Dollar Amounts in Thousands)

                                            November 30,   August 31,
                                               1997           1997
                                            -----------    ----------
                                            (Unaudited)
LIABILITIES

Current liabilities:
 Current maturities of long-term debt       $     2,317    $     2,675
 Notes payable                                   22,361         21,978
 Accounts payable                                 7,126          9,983
 Accrued liabilities                              8,867          6,856
 Accrued compensation                             7,426          9,945
 Accrued income taxes                             7,642          3,076
                                            -----------    -----------
  Total current liabilities                      55,739         54,513

Long-term debt                                   12,141         12,043
Accrued postretirement benefit obligation         7,989          7,900


SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                       -              -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                      45,603         45,603
 Retained earnings                             225,302        216,173
  Less cost of treasury stock:
  3,253,087 and 3,252,687 shares
  of Common Stock, respectively                 (8,382)        (8,374)
 Unearned compensation                            (188)          (239)
 Cumulative translation adjustment              (5,199)        (5,088)
 Unrealized holding loss on
  securities, net of tax                        (2,430)        (2,158)
                                            ----------     ----------
  Total shareholders' equity                   254,706        245,917
                                            ----------     ----------
  Total liabilities and
  shareholders' equity                      $  330,575     $  320,373
                                            ==========     ==========

       See accompanying notes to consolidated financial statements

                        ARROW INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF INCOME

                              (Unaudited)

       (All Dollar Amounts in Thousands, Except Per Share Data)


                                             For the Three Months
                                              Ended November 30,

                                               1997       1996
                                           ----------  ----------
Net sales                                   $  63,769   $  59,190
Cost of goods sold                             27,860      27,405
                                           ----------  ----------
 Gross profit                                  35,909      31,785


Operating expenses:
 Research, development and engineering          4,158       3,808
 Selling, general and administrative           15,295      13,960
                                           ----------  ----------
 Operating income                              16,456      14,017
                                           ----------  ----------
Other expenses (income):
 Interest expense, net of amounts capitalized     116         461
 Interest income                                 (186)       (199)
 Other, net                                       248         290
                                           ----------  ----------
 Other expenses (income), net                     178         552
                                           ----------  ----------
Income before income taxes                     16,278      13,465
Provision for income taxes                      6,104       5,184
                                           ----------  ----------
 Net income                                $   10,174  $    8,281
                                           ==========  ==========

Net income per common share                $      .44  $      .36
                                           ==========  ==========
Cash dividends per common share            $      .05  $      .04
                                           ==========  ==========
Weighted average shares outstanding        23,225,853  23,228,859
                                           ==========  ==========

       See accompanying notes to consolidated financial statements

                     ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited)

                  (All Dollar Amounts in Thousands)

                                                 For the Three Months
                                                  Ended November 30,

                                                   1997        1996
                                                 --------    --------
Cash flows from operating activities:
 Net income                                    $  10,174    $   8,281

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                      3,216        2,871
 Amortization of intangible assets                 1,027          991
 Amortization of unearned compensation                44           51
 Deferred income taxes                              (193)        (375)
 Other                                               152          506
 Changes in operating assets and liabilities:
  Accounts receivable                             (1,060)      (1,114)
  Inventories                                     (2,443)      (1,840)
  Prepaid expenses and other                      (2,209)        (897)
  Accounts payable and accrued liabilities          (847)        (221)
  Accrued compensation                            (2,519)          89
  Accrued income taxes                             4,566        3,770
                                                --------     --------
  Total adjustments                                 (266)       3,831
                                                --------     --------
  Net cash provided by operating activities        9,908       12,112
                                                --------     --------

Cash flows from investing activities:
 Capital expenditures                             (1,322)      (4,567)
 Increase in intangible and other assets          (2,193)        (344)
 Cash paid for businesses acquired                (7,316)         -
                                                --------     --------
  Net cash used in investing activities          (10,831)      (4,911)
                                                --------     --------
Cash flows from financing activities:
 Increase (decrease) in notes payable                384         (678)
 Principal payments of long-term debt               (261)      (2,638)
 Dividends paid                                   (1,045)        (929)
                                                --------     --------
  Net cash used in
  financing activities                              (922)      (4,245)
                                                --------     --------
Net change in cash and cash equivalents           (1,845)       2,956
Cash and cash equivalents at beginning of year     6,276        4,807
                                                --------     --------
Cash and cash equivalents at end of period      $  4,431     $  7,763
                                                ========     ========

       See accompanying notes to consolidated financial statements

                              Continued

                       ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Unaudited)

                  (All Dollar Amounts in Thousands)

                                                      For the Three Months
                                                       Ended November 30,

                                                        1997        1996
                                                      --------    --------
Supplemental disclosure of cash flow information:

Cash paid during the period for:
 Interest (net of amounts capitalized)                $    116    $    461
 Income taxes                                         $  1,237    $    379




         See accompanying notes to consolidated financial statements

                         ARROW INTERNATIONAL, INC.
               Notes to Consolidated Financial Statements

                              (Unaudited)


Note 1 - Basis of Presentation

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. All dollar amounts are presented in thousands, except per share amounts.


Note 2 - Inventories

Inventories are summarized as follows:


                                            November 30,    August 31,
                                               1997            1997
                                            -----------     ----------
     Finished goods                         $    22,563     $   20,718
     Semi-finished goods                         14,625         13,906
     Work-in-process                              7,703          9,900
     Raw materials                               14,886         12,810
                                            -----------     ----------
                                            $    59,777     $   57,334
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

                          Continued

                      ARROW INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements

                            (Unaudited)


Note 4 - Related Party Transactions

During fiscal 1997, certain of the Company facilities, personnel and services were utilized by Arrow Precision Products, Inc. ("Precision"). Precision is related to the Company through common ownership. Effective August 29, 1997, such utilization ended when Precision Medical Products, Inc., the wholly owned and remaining operating subsidiary of Precision, was acquired by a company formed by certain management employees of Precision.

During the three months ended November 30, 1997, the Company made payments on behalf of Precision in the amount of $21, relating to activities of Precision prior to August 29, 1997, for which reimbursement was offset by credits of $37 issued by the Company to Precision against previous charges for utilization of certain of the Company's facilities, personnel and services during the twelve month period ended August 29, 1997. The Company made no purchases from Precision for the three month period ending November 30, 1997. The Company had a net receivable from Precision amounting to $221 at November 30, 1997.

The Company charged Precision $110 for certain facilities, personnel and services utilized by Precision during the three months ended November 30, 1996. The Company made purchases from Precision amounting to $396 for the three months ended November 30, 1996. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $166 for the three months ended
November 30, 1996. The Company had a net receivable from Precision amounting to $1 at November 30, 1996.


Note 5 - Adoption of New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 is designed to improve the Earnings Per Share ("EPS") information in financial statements by simplifying the existing computational guidelines (i.e., APB Opinion No. 15, "Earnings Per Share"), revising the disclosure requirements and increasing the comparability of EPS on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company does not anticipate that the adoption of this new standard will have a material effect on the Company's EPS amounts computed under the present accounting standard.

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

                    Results of Operations

Three Months Ended November 30, 1997 Compared to Three
Months Ended November 30, 1996

Net sales for the first 1998 fiscal year quarter ended November 30, 1997 increased 7.7% to $63.8 million, compared with $59.2 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns, and other allowances. This increase was due primarily to an increase in unit shipments of the Company's central venous catheter products, including ARROWg+ard Blue(TM) antiseptic surface treated catheter products, increased shipments of implantable drug delivery pumps and sales of the Company's new Percutaneous Thrombolytic Device ("PTD"), which is designed to treat thrombosed grafts in chronic hemodialysis patients.

In the quarter ended November 30, 1997, sales of critical care products, excluding royalty income, increased 9.6% to $54.4 million from $49.7 million in the comparable prior period. Sales of cardiac care products decreased to $9.2 million from $9.5 million, a decrease of 3.1% from the comparable fiscal 1997 period, principally as a result of the discontinuation of sales of the Thoratec Corporation ("Thoratec") bi-ventricular assist device, which the Company had been distributing in Europe until July 1, 1997 when Thoratec initiated direct sales of the device in that market. International sales increased by 3.5% to $23.0 million from $22.2 million in the same prior year period and represented 36.1% of net sales, excluding royalty income, compared to 37.5% in the comparable fiscal 1997 period, principally as a result of increased sales of central venous catheter products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduced net sales for the quarter by $1.6 million.

                  ARROW INTERNATIONAL, INC.

Gross profit increased 13.0% to $35.9 million in the first quarter of the current fiscal year compared to $31.7 million in the same period of fiscal 1997. As a percentage of net sales, gross profit increased to 56.3% during the three months ended November 30, 1997 from 53.7% in the comparable prior period, due to a more profitable product mix, the reduction in manufacturing costs resulting from increased production at the Company's international manufacturing facilities and from the favorable effect of the stronger U.S. dollar on such costs.

Research, development and engineering expenses increased by 9.1% to $4.2 million in the first quarter of the current fiscal year from $3.8 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first quarter of fiscal 1998 to 6.5%, compared to 6.4% in the same period in fiscal 1997, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

Selling, general and administrative expenses increased by 9.6% to $15.3 million during the first quarter of the current fiscal year from $14.0 million in the same period of fiscal 1997 and increased as a percentage of net sales to 24.0% in the first quarter of fiscal 1998 from 23.6% in the comparable period of fiscal 1997. The increase was due primarily to increased U.S. sales and marketing expenses and increased expenses in Japan to implement direct sales of intra-aortic balloon products.

Principally due to the above factors, operating income increased in the first quarter of fiscal 1998 by 17.4% to $16.5 million from $14.0 million in the comparable prior period.

Other expenses (income), net, decreased to $0.2 million during the first quarter of fiscal 1998 from $0.5 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.

As a result of the factors discussed above, income before income taxes increased during the first quarter of fiscal
1998 by 20.9% to $16.3 million from $13.5 million in the comparable prior period. For the first quarter of fiscal
1998, the Company's effective income tax rate was 37.5%, a decrease from 38.5% in fiscal 1997, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

                  ARROW INTERNATIONAL, INC.

Net income increased 22.9% to $10.2 million from $8.3 million in the comparable fiscal 1997 period. As a percentage of net sales, net income represented 16.0% during the three months ended November 30, 1997, compared to 14.0% in the comparable prior period.

Net income per common share increased to $.44 from $.36 in the first quarter of fiscal 1997. Weighted average common shares outstanding decreased to 23,225,853 in the first quarter of fiscal 1998 from 23,228,859 in the comparable prior period.

               Liquidity and Capital Resources

For the three months ended November 30, 1997, net cash provided by operations was $9.9 million, a decrease of $2.2 million from the same period in the prior year. Accounts receivable increased by $1.1 million in the three months ended November 30, 1997, compared to a $1.1 million increase in the same period in fiscal 1997. Accounts receivable, measured in average days sales outstanding during the period, increased to 87 days at November 30, 1997, from 78 days at November 30, 1996, due principally to an increase in the collection period for both U.S. and international sales.

Net cash used in the Company's investing activities increased to $10.8 million in the three months ended
November 30, 1997 from $4.9 million for the three months ended November 30, 1996, principally as a result of the acquisition, for $7.3 million, of certain assets of the Cardiac Assist Division of Boston Scientific Corporation.

Financing activities used $0.9 million in the three months ended November 30, 1997, compared to using $4.2 million in the same period in fiscal 1997. This change resulted principally from a decrease in repayments of long-term debt and an increase in borrowings under the Company's revolving credit facilities.

As of November 30, 1997, the Company had U.S. bank credit facilities providing a total of $50.0 million in available revolving credit for general business purposes, of which $32.1 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $11.7 million, of which $7.2 million remained unused as of November 30, 1997. Combined borrowings under these facilities increased $0.4 million and $0.7 million during the three months ended November 30, 1997 and 1996, respectively.

As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these

                  ARROW INTERNATIONAL, INC.

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

During the three month periods ended November 30, 1997 and 1996, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 25.6% and 26.4%, respectively. As of November 30, 1997, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $23.8 million mature at various dates through August 1998. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

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

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:

               Exhibit 27      Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of the
                               Private Securities Litigation Reform
                               Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended November 30, 1997.


                      ARROW INTERNATIONAL, INC.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ARROW INTERNATIONAL, INC.
                                          (Registrant)



Date:  January 14, 1998          By:/s/ John H. Broadbent, Jr.
                                    --------------------------
                                           (signature)

                                      John H. Broadbent, Jr.
                                      Vice President-Finance
                                      and Treasurer (Principal
                                      Financial Officer and
                                      Chief Accounting Officer)

                          EXHIBIT INDEX

EXHIBIT   DESCRIPTION
NUMBER    OF EXHIBIT                  METHOD OF FILING
------    -----------                 ----------------
27        *Financial Data Schedule    EDGAR

99.1      Cautionary Statement for    Page 17-21 of this report
          Purposes of the Safe
          Harbor Provisions of the
          Private Securities
          Litigation Reform Act of
          1995







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

                        EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

     From time to time, in both written reports and in oral statements by the Company's senior management, expectations and other statements are expressed regarding future performance of the Company. These forward-looking statements are inherently uncertain and investors must recognize that events could turn out to be different than such expectations and statements. Key factors impacting current and future performance are discussed in the Company's Annual Report on Form 10-K for its fiscal year ended August 31, 1997 and other filings with the Securities and Exchange Commission (the "Commission"). In addition to such information in the Company's Annual Report on Form 10-K and its other filings with the Commission, the following risk factors should be considered in evaluating the Company and its business, as well as in reviewing forward-looking statements contained in the Company's periodic reports filed with the Commission and in oral statements made by the Company's senior management. The Company's actual results could differ materially from such forward-looking statements due to material risks, uncertainties and contingencies, including, without limitation, those set forth below.

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

SIGNIFICANT COMPETITION AND CONTINUAL TECHNOLOGICAL CHANGE

    The markets for medical devices are highly competitive. The Company currently competes with many companies in the development and marketing of catheters and related medical devices. Some of the Company's competitors have access to greater financial and other resources than the Company. Furthermore, the markets for medical devices are characterized by rapid product development and technological change. The present or future products of the Company could be rendered obsolete or uneconomical by technological advances by one or more of the Company's current or future competitors. The Company's future success will depend upon its ability to develop new products and technology to remain competitive with other developers of catheters and related medical devices. The Company's business strategy emphasizes the continued development and commercialization of new products and the enhancement of existing products for the critical care and cardiac care markets. There can be no assurance that the Company will be able to continue to successfully develop new products and to enhance existing products, to manufacture these products in a commercially viable manner, to obtain required regulatory approvals or to gain satisfactory market acceptance for such products.

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

DEPENDENCE ON PATENTS AND PROPIERTARY RIGHTS

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

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

     The Company generates significant sales outside the United States and is subject to risks generally associated with international operations, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, which could materially adversely impact the success of the Company's international operations. As its revenues from international operations increase, an increasing portion of the Company's revenues and expenses may be denominated in currencies other than U.S. dollars, and changes in exchange rates could have a greater effect on the Company's results of operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future operations and, consequently, on the Company's business, results of operations and financial condition. In addition, there can be no assurance that laws or administrative practices relating to regulation of medical devices, taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could have a material adverse effect on the Company's business, financial condition and results of operations.
                             20

POTENTIAL PRODUCT LIABILITY

     The Company's business exposes it to potential product liability risks which are inherent in the testing and marketing of catheters and related medical devices. The Company's products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time, and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in an unsafe condition or injury to, or death of, the patient. The occurrence of such a problem could result in product liability claims and/or a recall of, or safety alert relating to, one or more of the Company's products. There can be no assurance that the product liability insurance maintained by the Company will be available or sufficient to satisfy all claims made against it or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business or reputation or on its ability to attract and retain customers for its products.

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