Form 10-Q
period 1998-02-28
ARROW INTERNATIONAL INC
filed 1998-04-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934

         For the second quarter period ended February 28,
         1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                 Shares outstanding at April 13, 1998
       -----                -------------------------------------

Common Stock, No Par Value              23,224,321

                   ARROW INTERNATIONAL, INC.

                       Form 10-Q Index

                                                             Page
                                                             ----
PART I.      FINANCIAL INFORMATION

       Item 1.  Financial Statements
                Consolidated Balance Sheets at February 28,
                1998 and August 31, 1997                     3-4

                Consolidated Statements of Income            5-6

                Consolidated Statements of Cash Flows        7-8

                Notes to Consolidated Financial Statements   9-11

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                  12-17

PART II.       OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of
                Security Holders                            18-19

       Item 6.  Exhibits and Reports on Form 8-K             20


Signature                                                    21

Exhibit Index                                                22

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                (All Dollar Amounts in Thousands)

                                         February 28,  August 31,
                                            1998         1997
                                         -----------   ----------
                                         (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents               $   5,457     $   6,276
 Accounts receivable, net                   65,076        60,801
 Inventories                                62,817        57,334
 Prepaid expenses and other                 14,351         8,729
 Deferred income taxes                       3,101         2,833
                                         ---------     ---------
  Total current assets                     150,802       135,973
                                         ---------     ---------
Property, plant and equipment:
 Total property, plant and equipment       176,463       171,067
 Less accumulated depreciation             (66,258)      (60,474)
                                         ---------     ---------
  Property, plant and equipment, net       110,205       110,593
                                         ---------     ---------

Other assets:
 Goodwill, net                              47,465        48,720
 Intangible and other assets, net           31,888        24,430
 Deferred income taxes                         914           657
                                         ---------     ---------
  Total other assets                        80,267        73,807
                                         ---------     ---------

  Total assets                           $ 341,274     $ 320,373
                                         =========     =========

   See accompanying notes to consolidated financial statements

                            Continued

                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                (All Dollar Amounts in Thousands)

                                            February 28,  August 31,
                                               1998          1997
                                            ------------  ----------
                                            (Unaudited)
LIABILITIES

Current liabilities:
 Current maturities of long-term debt        $    1,832   $    2,675
 Notes payable                                   26,021       21,978
 Accounts payable                                 9,801        9,983
 Accrued liabilities                              7,474        6,856
 Accrued compensation                             6,209        9,945
 Accrued income taxes                             5,606        3,076
                                            -----------    ---------
  Total current liabilities                      56,943       54,513


Long-term debt                                   11,536       12,043
Accrued postretirement benefit obligation         8,817        7,900
Commitments and contingencies



SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                       -             -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                       45,603       45,603
 Retained earnings                              234,793      216,173
  Less cost of treasury stock:
  3,254,292 and 3,252,687 shares
  of Common Stock, respectively                  (8,423)      (8,374)
 Unearned compensation                             (139)        (239)
 Cumulative translation adjustment               (4,965)      (5,088)
 Unrealized holding loss on
  securities, net of tax                         (2,891)      (2,158)
                                              ---------    ---------
  Total shareholders' equity                    263,978      245,917
                                              ---------    ---------
  Total liabilities and
   shareholders' equity                       $ 341,274    $ 320,373
                                              =========    =========

         See accompanying notes to consolidated financial statements

                     ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

    (All Dollar Amounts in Thousands, Except Per Share Data)

                                     For the Three Months Ended
                                     February 28,   February 28,
                                       1998             1997
                                     -----------    -----------
Net sales                            $    66,770    $    61,965
Cost of goods sold                        29,831         27,978
 Gross profit                             36,939         33,987

Operating expenses:
 Research, development and engineering     4,330          3,993
 Selling, general and administrative      15,349         14,336
                                     -----------     ----------
 Operating income                         17,260         15,658
                                     -----------     ----------
Other expenses (income):
 Interest expense, net of
   amounts capitalized                       193            133
 Interest income                            (124)          (232)
 Other, net                                  148            697
                                     -----------     ----------
Other expenses (income), net                 217            598
                                     -----------     ----------
Income before income taxes                17,043         15,060
Provision for income taxes                 6,391          5,798
                                     -----------     ----------
  Net income                         $    10,652     $    9,262
                                     ===========     ==========



Basic earnings per common share      $       .46     $      .40
                                     ===========     ==========
Diluted earnings per common share    $       .46     $      .40
                                     ===========     ==========
Cash dividends per common share      $      .050     $     .045
                                     ===========     ==========
Average shares of common stock
 outstanding                          23,224,606     23,226,888
                                     ===========     ==========






   See accompanying notes to consolidated financial statements

                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

    (All Dollar Amounts in Thousands, Except Per Share Data)

                                     For the Six Months Ended
                                     February 28,  February 28,
                                       1998             1997
                                     -----------   -----------
Net sales                            $  130,539    $   121,155
Cost of goods sold                       57,691         55,383
                                     ----------    -----------
 Gross profit                            72,848         65,772

Operating expenses:
 Research, development and
  engineering                             8,488          7,801
 Selling, general and administrative     30,644         28,296
                                     ----------    -----------
 Operating income                        33,716         29,675
                                     ----------    -----------
Other expenses (income):
 Interest expense, net of amounts
  capitalized                               309            594
 Interest income                           (310)          (431)
 Other, net                                 396            987
                                     ----------    -----------
Other expenses (income), net                395          1,150
                                     ----------    -----------

Income before income taxes               33,321         28,525
Provision for income taxes               12,495         10,982
                                     ----------     ----------
 Net income                          $   20,826     $   17,543
                                     ==========     ==========


Basic earnings per common share      $      .90     $      .76
                                     ==========     ==========
Diluted earnings per common share    $      .90     $      .76
                                     ==========     ==========
Cash dividends per common share      $     .095     $     .085
                                     ==========     ==========
Average shares of common stock
  outstanding                        23,225,233     23,227,879
                                     ==========     ==========







   See accompanying notes to consolidated financial statements

                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)

              (All Dollar Amounts in Thousands)

                                         For the Six Months Ended
                                         February 28, February 28,
                                            1998          1997
                                         -----------  ------------
Cash flows from operating activities:
 Net income                              $   20,826    $    17,543

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                 5,671          5,869
 Amortization of intangible assets            2,140          2,010
 Amortization of unearned compensation           90            103
 Deferred income taxes                         (525)          (344)
 Other                                        1,377          1,212
 Changes in operating assets and liabilities:
  Accounts receivable, net                   (4,483)        (8,364)
  Inventories                                (4,399)        (4,918)
  Prepaid expenses and other                 (5,822)        (2,735)
  Accounts payable and accrued liabilities    1,134          5,113
  Accrued compensation                       (3,730)          (312)
  Accrued income taxes                        2,491             52
                                          ---------      ---------
  Total adjustments                          (6,056)        (2,314)
                                          ---------      ---------
  Net cash provided by operating activities  14,770         15,229

Cash flows from investing activities:
 Capital expenditures                        (5,384)        (9,381)
 Increase in intangible and other assets     (3,619)        (1,519)
 Purchase of intangible and other assets     (7,321)           -
                                          ---------      ---------
  Net cash used in investing activities     (16,324)       (10,900)

Cash flows from financing activities:
 Increase in notes payable                    4,444          7,581
 Principal payments of long-term debt        (1,524)        (4,589)
 Dividends paid                              (2,090)        (1,974)
 Purchase of treasury stock                     (38)           (32)
                                          ---------      ---------
  Net cash used in financing activities         792            986

Effect of exchange rate changes on cash
 and cash equivalents                           (57)          (351)
Net change in cash and cash equivalents        (819)         4,964
Cash and cash equivalents at beginning
of year                                       6,276          4,807
                                          ---------      ---------
Cash and cash equivalents at end of
  period                                  $   5,457      $   9,771
                                          =========      =========

 See accompanying notes to consolidated financial statements

                          Continued

                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)

              (All Dollar Amounts in Thousands)

                                               For the Six Months Ended
                                              February 28,  February 28,
                                                 1998          1997
                                              ------------  -----------

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)       $       309   $      594
  Income taxes                                $    10,060   $    9,504




























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


Note 2 - Inventories

Inventories are summarized as follows:

                                     February 28,  August 31,
                                        1998          1997
                                     ---------     ----------
 Finished goods                      $  20,913     $   20,718
 Semi-finished goods                    15,106         13,906
 Work-in-process                        10,405          9,900
 Raw materials                          16,393         12,810
                                     ---------     ----------
                                     $  62,817     $   57,334
                                     =========     ==========

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


Note 4 - Related Party Transactions

During the three months ended February 28, 1998, the Company assumed certain pension and retirement health care benefit obligations of Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common

                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (Unaudited)

Note 4 - Related Party Transactions (Continued)

ownership, to former employees of Precision who are currently, or previously were, employed by the Company in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's two pension plans, both of which were overfunded as of August 31, 1997, were merged with the Company's pension plans covering comparable employees. The Company paid Precision $2,975, the amount by which the value of Precision's pension plan assets exceeded the actuarially determined present value of Precision's pension plan obligations. This payment was offset by the payment by Precision to the Company of $757, the actuarially determined present value of Precision's retirement heath care obligations to former Precision employees who are currently, or previously were, employed by the Company. In addition, Precision transferred to the Company, with no payment by either party to the other, its rights and responsibilities under a split dollar life insurance policy covering the former Chief Operating Officer of Precision.

During fiscal 1997, certain of the Company facilities, personnel and services were utilized by Precision.
Effective August 29, 1997, such utilization ended when Precision Medical Products, Inc., the wholly owned and remaining operating subsidiary of Precision, was acquired by a company formed by certain management employees of Precision.

The Company charged Precision $110 and $131 for certain facilities, personnel and services utilized by Precision during the three months and six months ended February 28, 1997, respectively. The Company made purchases from Precision amounting to $295 and $283 for the three months and six months ended February 28, 1997, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the


                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (Unaudited)

Note 4 - Related Party Transactions (Continued)

Company was reimbursed, amounting to $447 and $241 during the three months and six months ended February 28, 1997, respectively. The Company had a net receivable from Precision amounting to $200 at February 28, 1997.


Note 5 - Earnings Per Share

Earnings per share have been restated upon adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share". This restatement resulted in no material change from amounts previously reported. The following is a reconciliation from the average shares of common stock used to compute basic earnings per share to the shares used to compute diluted earnings per share for the six months ended February 28.

                                          1998          1997
                                       ----------    ----------
Average shares of common stock
outstanding used to compute basic      23,225,233    23,227,879
earnings per share

Dilutive effect of stock options            1,201             0

Average shares of common stock
outstanding used to compute diluted
earnings per shares                    23,226,434    23,227,879

Net income per share:
Basic                                        0.90          0.76
Diluted                                      0.90          0.76


Note 6 - Accounting Policies

The effect of exchange rate changes on cash and cash equivalents have been reclassified and stated as a separate category in the consolidated statements of Cash Flows for the six months ended February 28, 1998. Prior periods have been restated to reflect this change.

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

                     Results of Operations

Three Months Ended February 28, 1998 Compared to Three Months
Ended February 28, 1997


Net sales for the three months ended February 28, 1998
increased by $4.8 million, or 7.8%, to $66.8 million from $62.0 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, as well as increased shipments of intra-aortic balloon ("IAB") products, percutaneous thrombectomy devices, and implantable infusion pumps. Sales of critical care products increased 6.4% to $56.0 million from $52.6 million in the comparable prior period, due to increased shipments of central venous catheters, percutaneous thrombectomy devices and implantable infusion pumps. Interventional procedure product sales increased to $10.7 million from $9.2 million, an increase of 16.0% from the comparable prior period, due primarily to higher sales of IAB products. International sales increased by $1.8 million, or 8.6%, to 34.2% of net sales, excluding royalty income, for the three months ended February 28, 1998, compared to 34.0% of net sales in the comparable period of fiscal 1997, principally as a result of a higher sales of IAB products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduced net sales for the quarter by $1.4 million.

Gross profit increased 8.7% to $36.9 million in the three months ended February 28, 1998 compared to $34.0 million in the same period of fiscal 1997. As a percentage of net sales, gross profit increased to 55.3% during the three months ended February 28, 1998 from 54.8% in the comparable period of fiscal 1997, due primarily to the reduction in manufacturing costs resulting from increased production at the Company's international manufacturing facilities.

                   ARROW INTERNATIONAL, INC.

Research, development and engineering expenses increased by 8.4% to $4.3 million in the three months ended February 28, 1998 from $4.0 million in the comparable prior period, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. As a percentage of net sales, these expenses increased in the second quarter of fiscal 1998 to 6.5%, compared to 6.4% in the same period in fiscal 1997. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

Selling, general and administrative expenses increased by 7.1% to $15.3 million in the three months ended February 28, 1998 from $14.3 million in the comparable prior period of fiscal 1997 and decreased as a percentage of net sales to 23.0% in the second quarter of fiscal 1998 from 23.1% in the comparable period of fiscal 1997. The increase was due primarily to increased U.S. sales and marketing expenses and increased expenses in Japan to implement direct sales of IAB products.

Principally due to the above factors, operating income increased in the second quarter of fiscal 1998 by 10.2% to $17.3 million from $15.7 million in the comparable period of fiscal 1997.

Other expenses (income), net, decreased to $0.2 million in the second quarter of fiscal 1998 from $0.6 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.

As a result of the factors discussed above, income before income taxes increased in the second quarter of fiscal 1998 by 13.2% to $17.0 million from $15.1 million in the comparable prior period. For the second quarter of fiscal 1998, and for the remainder of fiscal 1998, the Company's effective income tax rate was, and is expected to be, 37.5%, a decrease from 38.5% in fiscal 1997, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

Net income in the second quarter of fiscal 1998 increased by 15.0% to $10.7 million from $9.3 million in the comparable prior period. As a percentage of net sales, net income represented 15.9% in the three months ended February 28, 1998, compared to 14.9% in the comparable prior period of fiscal 1997.

Net income per common share increased to $.46 from $.40 in the second quarter of fiscal 1997. Average shares of common stock outstanding decreased to 23,224,606 in the second quarter of fiscal 1998 from 23,226,888 in the comparable prior period.

                  ARROW INTERNATIONAL, INC.

Six Months Ended February 28, 1998 Compared to Six Months
Ended February 28, 1997

Net sales for the six months ended February 28, 1998 increased by $7.7 million, or 7.7%, to $130.5 million from $121.2 million in the same period last year. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, as well as increased shipments of intra-aortic balloon ("IAB") products, percutaneous thrombectomy devices and implantable infustion pumps. Sales of critical care products increased 8.0% to $110.4 million from $102.3 million in the comparable prior period, due to increased shipments of central venous catheters, percutaneous thrombectomy devices and implantable infusion pumps. Interventional procedure product sales increased to $20.0 million from $18.8 million, an increase of 6.3% from the comparable prior period, due primarily to higher sales of IAB products. International sales increased by $2.6 million, or 6.0%, but decreased to 35.1% of net sales, excluding royalty income, for the six months ended February 28, 1998, from 35.7% in the comparable period of fiscal 1997, principally as a result of increased sales of central venous catheters and IAB products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduces net sales for the six month period ended February 28, 1998 by $3.0 million.

Gross profit increased 10.8% to $72.8 million in the six months ended February 28, 1998, compared to $65.8 million in the same period of fiscal 1997. As a percentage of net sales, gross profit increased to 55.8% during the six months ended February 28, 1998 from 54.3% in the comparable period of fiscal 1997, due primarily to the reduction in manufacturing costs resulting from increased production at the Company's international manufacturing facilities.

Research, development and engineering expenses increased by 8.8% to $8.5 million in the six months ended February 28, 1998 from $7.8 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first half of fiscal 1998 to 6.5%, compared to 6.4% in the same period in fiscal 1997, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. Current research programs include the development of pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

                  ARROW INTERNATIONAL, INC.

Selling, general and administrative expenses increased by 8.3% to $30.6 million in the six months ended February 28, 1998 from $28.3 million in the comparable prior period and increased as a percentage of net sales to 23.5% in the first half of fiscal 1998 from 23.4% in the comparable period of fiscal 1997. The increase was due primarily to increased U.S. sales and marketing expenses and increased expenses in Japan to implement direct sales of IAB products.

Principally due to the above factors, operating income increased in the first half of fiscal 1998 by 13.6% to $33.7 million from $29.7 million in the comparable period of fiscal 1997.

Other expenses (income), net, decreased to $0.4 million in the first half of fiscal 1998 from $1.1 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, which resulted in a net loss in both periods.

As a result of the factors discussed above, income before income taxes increased in the first half of fiscal 1998 by 16.8% to $33.3 million from $28.5 million in the comparable prior period. For the first half of fiscal 1998, and for the remainder of fiscal 1998, the Company's effective income tax rate was, and is expected to be, 37.5%, a decrease from 38.5% in fiscal 1997, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

Net income increased 18.7% to $20.8 million in the six months ended February 28, 1998 from $17.5 million in the first half of fiscal 1997. As a percentage of net sales, net income represented 15.9% during the six months ended February 28, 1998 compared to 14.5% in the comparable period of fiscal 1997.

Net income per common share was $.90 in the six month period ended February 28, 1998, an increase of 18.4%, or $.14 per share, from $.76 per share in the comparable prior period. Average shares of common stock outstanding decreased to 23,225,233 in the first half of fiscal 1998 from 23,227,879 in the comparable prior period.

                  ARROW INTERNATIONAL, INC.


               Liquidity and Capital Resources

For the six months ended February 28, 1998, net cash provided by operations was $14.8 million, a decrease of $0.5 million from the same period in the prior year. Accounts receivable increased by $4.5 million in the six months ended February 28, 1998, compared to a $8.4 million increase in the same period of fiscal 1997. Accounts receivable, measured in days sales outstanding during the period, increased to 88 days at February 28, 1998 from 78 days at February 28, 1997, due principally to an increase in the collection period for the Company's international sales.

Net cash used in the Company's investing activities increased to $16.3 million in the six months ended February
28, 1998 from $10.9 million in the comparable period of fiscal 1997, principally as a result of the acquisition, for $7.3 million, of certain assets of the Cardiac Assist
Division of Boston Scientific Corporation.

Financing activities provided $0.8 million in the six month period ended February 28, 1998, whereas such activities provided $1.0 million in the comparable period of fiscal
1997, changing principally as a result of a decrease in repayments of long-term debt and an increase in borrowings under the Company's revolving credit facilities.

As of February 28, 1998, the Company had U.S bank credit facilities providing an aggregate of $50.0 million in available revolving credit, of which $29.0 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $11.7 million, of which $6.7 remained unused as of February 28, 1998. Combined borrowings under these facilities increased $4.0 million during the six month period ended February 28, 1998.

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

                  ARROW INTERNATIONAL, INC.

During the six month periods ended February 28, 1998 and February 28, 1997, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.6% and 24.9%, respectively. As of February 28, 1998, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $20.3 million mature at various dates through December 1998. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. Based upon a review of its technology and software, the Company has concluded that there are no material issues regarding its Year 2000 compliance that will not be resolved through normal software upgrades and replacements that will be made through 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

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

       (a) The Company held its annual meeting of shareholders on January 21, 1998.

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

           With respect to the election of directors, votes were cast as follows:

                        R. James Macaleer
                        -----------------
       Votes for               19,530,982
       Withheld                    32,282

                        Carl G. Anderson, Jr.
                        ---------------------
       Votes for               19,530,961
       Withheld                    32,303

                          Raymond Neag
                        ---------------------
       Votes for               19,530,982
       Withheld                    32,282

                         Richard T. Niner
                        ---------------------
       Votes for               19,530,982
       Withheld                    32,282

                       ARROW INTERNATIONAL, INC.

Item 4.    Submission of matters to a vote of security holders. (Continued)

           With respect to other matters, votes were cast as follows:

                         Ratification of the Appointment
                            of Independent Accountants
                         -------------------------------
       Votes for                 19,560,059
       Votes against                  1,320
       Abstentions                    1,885

       There were no broker non-votes in respect of these matters.

                  ARROW INTERNATIONAL, INC.


Item 6.    Exhibits and reports on Form 8-K

           (a) Exhibits

           The following exhibits will be filed as part of this Form 10-Q:

          Exhibit 27.1   Financial Data Schedule for
                         the quarter ended February 28, 1998

          Exhibit 27.2   Restated Financial Data Schedule
                         for the quarter ended November 30, 1997
                         and for the year ended August 31, 1997


          Exhibit 27.3   Restated Financial Data Schedule for
                         the quarter ended May 31, 1997 and
                         the quarter ended February 28, 1997

          Exhibit 27.4 Restated Financial Data Schedule for the quarter ended November 30, 1996 and the year ended August 31, 1996

          Exhibit 27.5 Restated Financial Data Schedule for the quarter ended May 31, 1996

          Exhibit 99.1   Cautionary Statement for Purposes
                         of the Safe Harbor Provisions of the
                         Private Securities Litigation Reform
                         Act of 1995

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended February 28, 1998.

                  ARROW INTERNATIONAL, INC.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ARROW INTERNATIONAL, INC.
                                        (Registrant)

Date:  April 14, 1998       By:  /s/ John H. Broadbent, Jr.
                                ---------------------------
                                         (signature)

                                      John H. Broadbent, Jr.
                                      Vice President-Finance
                                      and Treasurer (Principal
                                      Financial Officer and
                                      Chief Accounting Officer)

                          EXHIBIT INDEX

Exhibit   Description
Number    of Exhibit                  Method of Filing
------    ----------                  ----------------
27.1      *Financial Data Schedule       EDGAR
          for the quarter ended
          February 28, 1998

27.2      Restated Financial Data        EDGAR
          Schedule for the quarter
          ended November 30, 1997
          and for the year ended August
          31, 1997

27.3      Restated Financial Data        EDGAR
          Schedule for the quarter ended
          May 31, 1997 and the quarter
          ended February 28, 1997

27.4      Restated Financial Data        EDGAR
          Schedule for the quarter
          ended November 30, 1996
          and for the year ended
          August 31, 1996

27.5      Restated Financial Data        EDGAR
          Schedule for the quarter
          ended May 31, 1996

99.1      Cautionary Statement for       Page 23 of this report
          Purposes of the Safe
          Harbor Provisions of the
          Private Securities
          Litigation Reform Act of
          1995








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