Form 10-Q
period 1998-05-31
ARROW INTERNATIONAL INC
filed 1998-07-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the third quarter period ended May 31, 1998

                            or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

    For the transition period from ____________ to ____________

     Commission File Number   0-20212

                    ARROW INTERNATIONAL, INC.
                    -------------------------
   (Exact name of registrant as specified in its charter)


             Pennsylvania                        23-1969991
             ------------                        ----------
  (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)


 3000 Bernville Road, Reading, Pennsylvania         19605
-------------------------------------------         -----
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

       Class                 Shares outstanding at July 13, 1998
       -----                 -----------------------------------
Common Stock, No Par Value               23,224,321

                  ARROW INTERNATIONAL, INC.

                       Form 10-Q Index

                                                        Page
                                                        ----
PART I.      FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets at
                May 31, 1998 and August 31, 1997        3-4

                Consolidated Statements of Income       5-6

                Consolidated Statements of Cash Flows   7-8

                Notes to Consolidated Financial
                Statements                              9-12

       Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                          13-19



PART II.  OTHER INFORMATION

       Item 5.  Other Events                            20

       Item 6.  Exhibits and Reports on Form 8-K        20


Signature                                               21

Exhibit Index                                           22













PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                  ARROW INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEETS

              (All Dollar Amounts in Thousands)

                                      May 31,       August 31,
                                       1998           1997
                                     ---------     -----------
                                    (unaudited)    (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents          $    4,242     $    6,276
 Accounts receivable, net               64,593         60,801
 Inventories                            68,372         57,334
 Prepaid expenses and other             13,534          8,729
 Deferred income taxes                   3,173          2,833
                                     ---------      ---------
  Total current assets                 153,914        135,973
                                     ---------      ---------
Property, plant and equipment:
 Total property, plant and
  equipment                            180,529        171,067
 Less accumulated depreciation         (69,381)       (60,474)
                                    ----------      ---------
  Property, plant and
    equipment, net                     111,148        110,593
                                    ==========      =========

Other assets:
 Goodwill, net                          47,065         48,720
 Intangible and other assets, net       33,289         24,430
 Deferred income taxes                     109            657
                                    ----------      ---------
  Total other assets                    80,463         73,807
                                    ----------      ---------
  Total assets                      $  345,525      $ 320,373
                                    ==========      =========



   See accompanying notes to consolidated financial statements.

                           Continued

                 ARROW INTERNATIONAL, INC.
           CONSOLIDATED BALANCE SHEETS, Continued

              (All Dollar Amounts in Thousands)

                                     May 31,       August 31,
                                      1998           1997
                                   -----------    -----------
                                   (unaudited)    (unaudited)
LIABILITIES

Current liabilities:
 Current maturities of
 long-term debt                     $    1,498     $    2,675
 Notes payable                          20,946         21,978
 Accounts payable                        9,463          9,983
 Accrued liabilities                     6,773          6,856
 Accrued compensation                    7,155          9,945
 Accrued income taxes                    6,021          3,076
                                   -----------     ----------
  Total current liabilities             51,856         54,513

Long-term debt                          11,567         12,043
Accrued postretirement
 benefit obligation                      8,919          7,900
Commitments and contingencies

SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                              -              -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares              45,603         45,603
 Retained earnings                     243,349        216,173
  Less cost of treasury stock:
  3,254,492 and 3,252,687 shares
  of Common Stock, respectively         (8,427)        (8,374)
 Unearned compensation                     (90)          (239)
 Cumulative translation adjustment      (5,266)        (5,088)
 Unrealized holding loss on
  securities, net of tax                (1,986)        (2,158)
                                      --------       --------
  Total shareholders' equity           273,183        245,917
                                      --------       --------

  Total liabilities and
   shareholders' equity              $ 345,525      $ 320,373
                                     =========      =========


   See accompanying notes to consolidated financial statements.

                  ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME

                         (unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)

                                       For the Three Months
                                           Ended May 31,
                                       1998           1997
                                     ----------    ----------
Net sales                            $  65,735     $  62,107
Cost of goods sold                      28,499        27,900
                                     ---------     ---------
Gross profit                            37,236        34,207


Operating expenses:
 Research, development and
  engineering                            4,799         4,090
 Selling, general and
  administrative                        16,291        14,366
                                      --------      --------
 Operating income                       16,146        15,751

Other expenses (income):
 Interest expense, net of amounts
  capitalized                              261           186
 Interest income                           (56)         (211)
 Other, net                                394           338
                                      --------       -------
Other expenses, net                        599           313
                                      --------       -------
Income before income taxes              15,547        15,438
Provision for income taxes               5,830         5,944
                                      --------       -------

  Net income                          $  9,717       $ 9,494
                                      ========       =======



Basic earnings per common share       $    .42       $   .41
                                      ========       =======
Diluted earnings per common share     $    .42       $   .41
                                      ========       =======
Cash dividends per common share       $   .050       $  .045
                                      ========       =======
Weighted average shares
 outstanding                        23,224,422    23,226,428
                                    ==========    ==========


 See accompanying notes to consolidated financial statements.

                  ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME

                         (unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)

                                         For the Nine Months
                                           Ended May 31,
                                        1998           1997
                                     ---------      ---------
Net sales                            $ 196,274      $ 183,262
Cost of goods sold                      86,190         83,283
                                     ---------      ---------
Gross profit                           110,084         99,979

Operating expenses:
 Research, development and
  engineering                           13,286         11,891
 Selling, general and administrative    46,936         42,663
                                     ---------      ---------
 Operating income                       49,862         45,425
                                     ---------      ---------
Other expenses (income):
 Interest expense, net of
  amounts capitalized                      570            780
 Interest income                          (366)          (642)
 Other, net                                790          1,324
                                     ---------       --------
Other expenses, net                        994          1,462
                                     ---------       --------
Income before income taxes              48,868         43,963
Provision for income taxes              18,326         16,926
                                     ---------       --------
 Net income                          $  30,542       $ 27,037
                                     =========       ========

Basic earnings per common share      $    1.32      $    1.17
                                     =========      =========
Diluted earnings per common share    $    1.32      $    1.17
                                     =========      =========
Cash dividends per common share      $    .145      $    .130
                                     =========      =========
Weighted average shares
 outstanding                        23,224,960     23,227,390
                                    ==========     ==========

 See accompanying notes to consolidated financial statements.

                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (unaudited)

              (All Dollar Amounts in Thousands)

                                        For the Nine Months Ended May 31,
                                              1998             1997
                                          -----------     ----------
Cash flows from operating activities:
 Net income                                 $  30,542      $  27,037

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                   8,798          8,447
 Amortization of intangible assets              3,092          2,910
 Amortization of unearned compensation            134            151
 Deferred income taxes                            209           (882)
 Other                                            882          2,655
 Changes in operating assets and liabilities:
  Accounts receivable                          (4,953)        (9,367)
  Inventories                                 (10,227)        (5,847)
  Prepaid expenses and other                   (4,843)        (3,786)
  Accounts payable and accrued liabilities         25          2,930
  Accrued compensation                         (2,785)           527
  Accrued income taxes                          2,921            640
                                            ---------       --------
  Total adjustments                            (6,747)        (1,622)
                                            ---------       --------
  Net cash provided by operating activities    23,795         25,415

Cash flows from investing activities:
 Capital expenditures                          (9,243)       (12,703)
 Increase in intangible and other assets       (3,746)        (1,203)
 Cash paid for businesses acquired             (7,321)             0
                                             --------       --------
  Net cash used in investing activities       (20,310)       (13,906)

Cash flows from financing activities:
 Decrease in notes payable                       (578)        (4,695)
 Principal payments of long-term debt          (1,558)        (4,952)
 Dividends paid                                (3,251)        (3,020)
 Purchase of treasury stock                       (38)           (32)
                                             --------       --------
  Net cash used in
  financing activities                         (5,425)       (12,699)
 Effect of exchange rate changes on cash and
  cash equivalents                                (94)          (329)

Net change in cash and cash equivalents        (2,034)        (1,519)
Cash and cash equivalents at beginning
 of year                                        6,276          4,807
                                            ---------       --------
Cash and cash equivalents at end
 of period                                  $   4,242       $  3,288
                                            =========       ========

     See accompanying notes to consolidated financial statements
                          Continued

                  ARROW INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                         (unaudited)

              (All Dollar Amounts in Thousands)

                                                 For the Nine Months
                                                    Ended May 31,
                                                  1998          1997
                                                --------      ---------

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)        $     570      $     780
  Income taxes                                 $  15,000      $  15,110




























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


Note 2 - Inventories

Inventories are summarized as follows:

                                       May 31,      August 31,
                                        1998           1997
                                     ---------      ---------
 Finished goods                      $  23,259      $  20,718
 Semi-finished goods                    18,079         13,906
 Work-in-process                         9,832          9,900
 Raw materials                          17,202         12,810
                                     ---------      ---------

                                     $  68,372      $  57,334
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





                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)


Note 4 - Related Party Transactions

During the nine months ended May 31, 1998, the Company assumed certain pension and retirement health care benefit obligations of Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership, to former employees of Precision who are currently, or previously were, employed by the Company in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's two pension plans, both of which were overfunded as of August 31, 1997, were merged with the Company's pension plans covering comparable employees. The Company paid Precision $2,975, the amount by which the value of Precision's pension plan assets exceeded the actuarially determined present value of Precision's pension plan obligations. This payment was offset by the payment by Precision to the Company of $757, the actuarially determined present value of Precision's retirement heath care obligations to former Precision employees who are currently, or previously were, employed by the Company. In addition, Precision transferred to the Company, with no payment by either party to the other, its rights and responsibilities under a split dollar life insurance policy covering the former Chief Operating Officer of Precision.

During fiscal 1997, certain of the Company facilities, personnel and services were utilized by Precision.
Effective August 29, 1997, such utilization ended when Precision Medical Products, Inc., the wholly owned and remaining operating subsidiary of Precision, was acquired by a company formed by certain management employees of Precision.

The Company charged Precision $110 and $330 for certain facilities, personnel and services utilized by Precision during the three months and nine months ended May 31, 1997, respectively. The Company made purchases from Precision amounting to $338 and $1,029 for the three months and nine months ended May 31, 1997, respectively. In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $162 and $609 during the three months and nine months ended May 31, 1997, respectively.




                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (unaudited)

Note 5 - Accounting Policies

The effect of exchange rate changes on cash and cash equivalents have been reclassified and stated as a separate category in the consolidated statements of Cash Flows for the nine months ended May 31, 1998. Prior periods have been restated to reflect this change.

Note 6 - New Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Although the Company has not fully completed its evaluation of the impact of this new standard, the Company does not anticipate that the adoption of this new standard will have a material effect on the Company's consolidated financial statements.

On April 3, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The standard is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company does not anticipate that the adoption of this new standard will have a material effect on the Company's consolidated financial statements.

On March 4, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". The SOP provided guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, but earlier application is encouraged.
The Company does not anticipate that adoption of this new standard will have a material effect on the Company's consolidated financial statements.



                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (unaudited)

Note 6 - New Accounting Standards, Continued

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". SFAS No. 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer as useful. The statement is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged. The adoption of SFAS No. 132 is not expected to have any impact on the Company's results of operations, financial position or cash flows.

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

                    Results of Operations

Three Months Ended May 31, 1998 Compared to Three Months
Ended May 31, 1997

Net sales for the three months ended May 31, 1998 increased by $3.6 million, or 5.8%, to $65.7 million from $62.1 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to increased shipments of intra-aortic balloon ("IAB") products, percutaneous thrombolytic devices ("PTD"), and implantable drug infusion pumps. Sales of critical care products, including royalty income, increased 3.4% to $54.3 million from $52.5 million in the comparable prior period, due primarily to increased shipments of PTD's. Cardiac care (formerly interventional procedure) product sales increased to $11.5 million from $9.6 million, an increase of 19.3% over the comparable prior period, due primarily to higher sales of IAB products. International sales increased by $.3 million, or 1.3%, to 22.9 million, representing 34.9% of net sales for the three months ended May 31, 1998, compared to 36.5% of net sales in the comparable period of fiscal 1997, principally as a result of higher sales of IAB products.
The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduced net sales for the period by $1.0 million.

Gross profit increased 8.9% to $37.2 million in the three months ended May 31, 1998 from $34.2 million in the same period of fiscal 1997. As a percentage of net sales, gross profit increased to 56.6% during the three months ended May 31, 1998 from 55.1% in the comparable period of fiscal 1997, due principally to a more profitable product mix and improved manufacturing costs resulting from increased production at the Company's international manufacturing facilities.

                  ARROW INTERNATIONAL, INC.

Research, development and engineering expenses increased by 17.3% to $4.8 million in the three months ended May 31, 1998 from $4.1 million in the comparable prior period, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. As a percentage of net sales, these expenses increased in the third quarter of fiscal 1998 to 7.3%, compared to 6.6% in the same period in fiscal 1997. Current research and development programs include additional applications for the PTD, pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

Selling, general and administrative expenses increased by 13.4% to $16.3 million in the three months ended May 31, 1998 from $14.4 million in the comparable prior period of fiscal 1997. Selling, general and administrative expenses increased as a percentage of net sales to 24.8% in the third quarter of fiscal 1998 from 23.1% in the comparable period of fiscal 1997. This increase was due primarily to increased U.S. sales and marketing expenses and increased expenses in Japan to implement direct sales of IAB products.

Principally due to the above factors, operating income increased in the third quarter of fiscal 1998 by 2.5% to $16.1 million from $15.8 million in the comparable period of fiscal 1997.

Other expenses (income), net, increased to $0.6 million during the third quarter of fiscal 1998 from $0.3 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and gains and losses on foreign exchange transactions associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased by 0.7% to $15.5 million in the third quarter of fiscal 1998 from $15.4 million in the comparable prior period. For the third quarter of fiscal 1998, the Company's effective tax rate was 37.5%, a decrease from 38.5% in fiscal 1997, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

Net income in the third quarter of fiscal 1998 increased by 2.3% to $9.7 million from $9.5 million in the comparable prior period. As a percentage of net sales, net income represented 14.8% in the three months ended May 31, 1998, compared to 15.3% in the comparable period of fiscal 1997.

Basic and diluted earnings per common share were $.42 in the three month period ended May 31, 1998, an increase of 2.4%, or $0.01 per share, from $.41

                  ARROW INTERNATIONAL, INC.

per share in the comparable prior period. Weighted average common shares outstanding decreased to 23,224,422 in the third quarter of fiscal 1998 from 23,226,428 in the comparable prior period.


Nine Months Ended May 31, 1998 Compared to Nine Months Ended
May 31, 1997

Net sales for the nine months ended May 31, 1998 increased by $13.0 million, or 7.1%, to $196.3 million from $183.3 million in the same period last year. This increase was due primarily to an increase in unit sales of the Company's central venous catheter products, as well as increased shipments of IAB products, PTD's and implantable drug infusion pumps. Sales of critical care products, including royalty income, increased 6.4% to $164.8 million from $154.9 million in the comparable prior period, due primarily to increased shipments of central venous catheters, PTD's and implantable drug infusion pumps. Cardiac care (formerly interventional procedure) product sales increased to $31.4 million from $28.4 million, an increase of 10.7% over the comparable prior period, due primarily to higher sales of IAB products. International sales increased by $2.9 million, or 4.4%, to $68.8 million, representing 35.0% of net sales for the nine months ended May 31, 1998, compared to 36.0% of net sales in the comparable period of fiscal 1997, principally as a result of increased sales of central venous catheters and IAB products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduced net sales for the nine month period ended May 31, 1998 by $4.0 million.

Gross profit increased 10.1% to $110.1 million in the nine months ended May 31, 1998, compared to $100.0 million in the same period of fiscal 1997. As a percentage of net sales, gross profit increased to 56.1% during the nine months ended May 31, 1998 from 54.6% in the comparable period of fiscal 1997, due principally to a more profitable product mix and improved manufacturing costs resulting from increased production at the Company's international manufacturing facilities.

Research, development and engineering expenses increased by 11.7% to $13.3 million in the nine months ended May 31, 1998 from $11.9 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first nine months of fiscal 1998 to 6.8%, compared to 6.5% in the same period in fiscal 1997, primarily as a result of increased spending related to research, product development, process development and clinical trial activities. Current research and development programs include additional applications for the PTD, pullback atherectomy catheters for treating coronary artery disease, microwave ablation catheters for the treatment of heart arrythmias and a fully implantable Left Ventricular Assist Device.

                  ARROW INTERNATIONAL, INC.

Selling, general and administrative expenses increased by 10.0% to $46.9 million in the nine months ended May 31, 1998 from $42.7 million in the comparable prior period and increased as a percentage of net sales to 23.9% in the first nine months of fiscal 1998 from 23.3% in the comparable period of fiscal 1997. The increase was due primarily to increased U.S. sales and marketing expenses and increased expenses in Japan to implement direct sales of IAB products.

Principally due to the above factors, operating income increased in the first nine months of fiscal 1998 by 9.8% to $49.9 million from $45.4 million in the comparable period of fiscal 1997.

Other expenses (income), net, decreased to $1.0 million in the first nine months of fiscal 1998 from $1.5 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased in the first nine months of fiscal
1998 by 11.2% to $48.9 million from $44.0 million in the comparable prior period. For the first nine months of fiscal 1998, the Company's effective income tax rate was 37.5%, a decrease from 38.5% in fiscal 1997, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

Net income increased 13.0% to $30.5 million in the nine months ended May 31, 1998 from $27.0 million in the comparable prior period. As a percentage of net sales, net income represented 15.6% during the nine months ended May
31, 1998 compared to 14.8% in the comparable period of fiscal 1997.

Basic and diluted earnings per common share were $1.32 in the nine month period ended May 31, 1998, an increase of 12.8%, or $0.15 per share, from $1.17 per share in the comparable prior period. Weighted average common shares outstanding decreased to 23,224,960 from 23,227,390 in the comparable prior period.

                  ARROW INTERNATIONAL, INC.

               Liquidity and Capital Resources

For the nine months ended May 31, 1998, net cash provided by operations was $23.8 million, a decrease of $1.6 million from the same period in the prior year. Accounts receivable, exclusive of the impact of changes in foreign exchange rates, increased by $5.0 million in the nine months ended May 31, 1998, compared to a $6.6 million increase in the same period of fiscal 1997. Accounts receivable, measured in day sales outstanding during the period, increased to 90 days at May 31, 1998 from 84 days at May 31, 1997, due principally to an increase in the collection period for the Company's international sales. Inventories, exclusive of the impact of changes in foreign exchange rates, increased by $10.2 million in the nine months ended May 31, 1998, compared to a $5.8 million increase in the same period of fiscal year 1997, principally to support increased production at the Company's international manufacturing facilities.

Net cash used in the Company's investing activities increased to $20.3 million in the nine months ended May 31, 1998 from $13.9 million in the comparable period of fiscal 1997, principally as a result of the acquisition in November 1997, for $7.3 million, of certain assets of the Cardiac Assist Division of Boston Scientific Corporation.

Financing activities used $5.4 million in the nine month period ended May 31, 1998, whereas such activities used
$12.7 million in the comparable period of fiscal 1997, changing principally as a result of a reduction in repayments of long-term debt and in borrowings under the Company's revolving credit facilities.

As of May 31, 1998, the Company had U.S. bank credit facilities providing a total of $50.0 million in revolving credit for general business purposes, of which $34.2 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $11.3 million, of which $5.2 million remained unused as of May 31, 1998. Combined borrowings under these facilities decreased $0.1 million during the nine month period ended May 31, 1998.

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

              ARROW INTERNATIONAL, INC.

During the nine month periods ended May 31, 1998 and 1997, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.6% and 24.7%, respectively. As of May 31, 1998, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $9.2 million mature at various dates through December 1998. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using a 21st Century date are a known risk. The Company is addressing this risk to the availability and integrity of its financial systems and the reliability of its operational systems. Based upon a review of its technology and software, the Company has concluded that there are no material issues regarding its Year 2000 compliance that will not be resolved through normal software upgrades and replacements that will be made through 1999. While the Company believes its efforts to address its Year 2000 concerns are adequate and will not require material additional expenditures by the Company, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material adverse effect on the Company.

                  ARROW INTERNATIONAL, INC.

                  New Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133 or the "Statement"). FAS 133 establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. Although the Company has not fully completed its evaluation of the impact of this new standard, we do not anticipate the adoption of this new standard will have a material effect on the Company's consolidated financial statements.

On April 3, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The standard is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The Company does not anticipate the adoption of this new standard will have a material effect on the Company's consolidated financial statements.

On March 4, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". The SOP provided guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, but earlier application is enouraged.
The Company does not anticipate the
adoption of this new standard to have a material effect on the Company's consolidated financial statements.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". SFAS No. 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer as useful. The statement is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged. The adoption of SFAS No. 132 is not expected to have any impact on the Company's results of operations, financial position or cash flows.

                  ARROW INTERNATIONAL, INC.


PART II.  OTHER INFORMATION

Item 5.  Other Events.

The Securities and Exchange Commission (the "SEC") has amended recently its rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to certain shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. In order to provide shareholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Shareholders, the Company hereby notifies all shareholders of the Company that after November 1, 1998 any shareholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:


               Exhibit 27      Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of the
                               Private Securities Litigation Reform
                               Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended May 31, 1998.

                  ARROW INTERNATIONAL, INC.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ARROW INTERNATIONAL, INC.
                                   (Registrant)



Date:  July 14, 1998       By: /s/  John H. Broadbent, Jr.
                               ---------------------------
                                       (signature)


                                   John H. Broadbent, Jr.
                                   Vice President-Finance
                                   and Treasurer (Principal
                                   Financial Officer and
                                   Chief Accounting Officer)

                         EXHIBIT INDEX
Exhibit   Description
Number    of Exhibit                  Method of Filing
------    -----------                 ----------------

27        *Financial Data Schedule    EDGAR

99.1      Cautionary Statement for    Pages 23-27 of this report
          Purposes of the Safe
          Harbor Provisions of the
          Private Securities
          Litigation Reform Act of
          1995




























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

Cost Pressures on Medical Technology and Proposed Health
Care Reform

     The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although the Company's products are used primarily for non-optional medical procedures, the Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services, which has included and will continue to include those of the Company. In the United States, these cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems, which impose similar cost restraints. There can be no assurance that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of the Company's products.

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

Potential Product Liability

     The Company's business exposes it to potential product liability risks, which are inherent in the testing, and marketing of catheters and related medical devices. The Company's products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in an unsafe condition or injury to, or death of, the patient. The occurrence of such a problem could result in product liability claims and/or a recall of, or safety alert relating to, one or more of the Company's products. There can be no assurance that the product liability insurance maintained by the Company will be available or sufficient to satisfy all claims made against it or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business or reputation or on its ability to attract and retain customers for its products.

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