Form 10-K405
period 1998-08-31
ARROW INTERNATIONAL INC
filed 1998-11-24
CIK 886046

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended August 31, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                    Name of Each Exchange
            Title of Each Class:    On Which Registered:
            --------------------   --------------------
                   None                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, No Par Value
                                (Title of Class)

                       Exchange where registered:  NASD

    Indicate by Check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                             ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 2, 1998 was approximately $340,637,724.

    The number of shares of Registrant's Common Stock outstanding on November 2, 1998 was 23,224,061.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 20, 1999, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 1998, are incorporated by reference in Part III of this report.

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

     Arrow International, Inc. (together with its subsidiaries, "Arrow" or the "Company") was incorporated as a Pennsylvania corporation in 1975. Arrow develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical and cardiac care. The Company's critical care products are used principally for central vascular access for administration of fluids, drugs, and blood products, patient monitoring and diagnostic purposes, as well as for pain management. These products are used by anesthesiologists, critical care specialists, surgeons, cardiologists, nephrologists, emergency and trauma physicians and other health care providers. Arrow's cardiac care products are used by interventional cardiologists, interventional radiologists and electrophysiologists for such purposes as the diagnosis and treatment of heart and vascular disease and to provide short-term cardiac assist following cardiac surgery, serious heart attack or balloon angioplasty.

     Arrow's critical care products, which were originally introduced in 1977, accounted for 84.3%, 84.4% and 82.2% of net sales in fiscal 1998, 1997 and 1996, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; the ARROWg+ard(TM) antiseptic surface treatment, which is applied to many of the Company's vascular access catheters to reduce the risk of catheter-related infection; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; and FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters.

     In April 1995, the Company expanded its critical care product line by acquiring Therex Limited Partnership ("Therex"), a company engaged in the development, manufacture and marketing of implantable constant flow drug delivery pumps and a broad line of implantable vascular access ports used for the infusion of certain drugs over an extended period of time in connection with the treatment of cancer, other chronic diseases and chronic pain. The Company received Food and Drug Administration ("FDA") marketing clearance in March 1996 for its Model 3000 Constant Flow Implantable Pump for the administration of the chemotherapy drug, 2-Deoxy 5-Flourouridine ("FUDR"), for the treatment of liver cancer. The Company received additional FDA marketing clearance for the Model 3000 pump for the administration of morphine to treat malignant pain in February 1997 and to treat intractable pain with morphine in September 1997. In July 1997, the Company further expanded its critical care product line by acquiring the implantable constant flow drug delivery pump product business of Strato/Infusaid Inc., a former subsidiary of Pfizer, Inc., ("Strato/Infusaid"). In March 1998, the Company received FDA marketing clearance for its Model 3000-16 constant flow implantable pump for the administration of morphine to treat benign pain. In September 1998, the Company received FDA marketing clearance for its Model 3000 pump for the administration of Baclofen, a drug used for the treatment of spasticity.

     In August 1997, the Company received FDA marketing clearance for its Percutaneous Thrombolytic Device ("PTD") which is designed for clearance of thrombosed hemodialysis

                                      (2)
grafts in chronic hemodialysis patients. This mechanical rotating device, patented by Johns Hopkins University and exclusively licensed by the Company, has shown effective graft de-clotting results in a 122 patient human clinical trial, when compared with a commonly used thrombolysis method for dissolving these clots. The Company believes that this device provides a cost-effective alternative means for clearing these grafts, which occur an average of once each year in a large percentage of the estimated 185,000 U.S. patients currently undergoing chronic hemodialysis treatment.

     In August 1998, the Company strengthened its ability to meet the needs of critical care physicians by acquiring Medical Parameters, Inc. Medical Parameters, Inc. manufactures and markets custom tubing sets used by critical care physicians to connect central venous catheters to blood pressure monitoring devices and drug infusion systems.

     Arrow's cardiac care products accounted for 15.7%, 15.6% and 17.5% of net sales in fiscal 1998, 1997 and 1996, respectively. These products include cardiac assist products, such as intra-aortic balloon pumps and catheters ("IAB products"), which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty; electrophysiology products, such as pacing and mapping catheters, which are used primarily to provide temporary pacing of the heart and to map the electrical signals which activate the heart; the Berman(TM) Angiographic Catheter, which is used for pediatric cardiac angiographic procedures; and other cardiac care products, such as the Super Arrow-Flex(TM) sheath, which provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. The Company entered the cardiac care market in 1987 through the purchase of certain assets from Critikon, Inc. and, in February 1994, expanded into the field of cardiac assist by acquiring the intra-aortic balloon pump and catheter business of Kontron Instruments, Inc. ("Kontron Instruments").

     In November 1997, the Company continued the expansion by acquiring the Cardiac Assist Division of the Boston Scientific Corporation, a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump. In January 1998, the Company received clearance from the FDA to market the Company's new ACAT(TM)1 intra-aortic balloon pump in the U.S. The ACAT(TM)1 is smaller, lighter and more technologically advanced than the KAAT II Plus (R) pump, which it replaces, and represents the current state-of-the art in intra-aortic balloon pumping.

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

     In March 1995, the Company extended its line of electrophysiology products by entering into agreements with Cardiac Pathways Corporation ("Cardiac Pathways") for certain distribution and manufacturing rights to Cardiac Pathways' Trio/Ensemble(TM) mapping catheter system used for the diagnosis of certain cardiac tachyarrhythmias (conditions involving abnormal, potentially life-threatening electrical signals in the heart). The Company's distribution rights are worldwide, with the exception of Japan and certain countries in Europe, where Cardiac Pathways had distribution arrangements already in place. The Company received FDA marketing clearance for the Trio/Ensemble(TM) mapping catheter system in December 1995 and currently sells this product in the U.S. In connection with these agreements, the Company also acquired an equity interest in Cardiac Pathways, representing approximately 6.2% of the currently outstanding common stock of Cardiac Pathways.

                                      (3)

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

     In fiscal 1998, 1997 and 1996, 64.9%, 63.8% and 61.8%, respectively, of the
Company's net sales were to U.S. customers. In this market, approximately 79.0% of the Company's fiscal 1998 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally generates higher gross profit margins than sales made through independent distributors.

     Internationally, the Company sells its products through eleven direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic and Slovakia. As of November 2, 1998, independent distributors in 79 additional countries service the remainder of the world.

     To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and, in January 1996, completed construction of a 65,000 square foot manufacturing and research facility in the Czech Republic, which began shipments in the fourth quarter of fiscal 1996.

     Revenues, profitability and identifiable assets attributable to significant geographic areas are presented in Note 13 to the Company's consolidated financial statements, included herein.

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

     Rapid growth in U.S. health care costs, coupled with a lack of access by some U.S. citizens to adequate health care, has resulted in numerous legislative initiatives in the U.S. Congress during the last several years. While none of these initiatives have to date resulted in substantive legislation, the intent of these initiatives was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. The increased emphasis in the U.S. on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company presently believes that this emphasis has increased the importance of competitive prices and may continue to reduce the U.S. growth rate for certain of the Company's products. The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment

                                      (4)
systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.

     RESEARCH AND PRODUCT DEVELOPMENT

     Arrow is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the clinical applications for which use of its products is appropriate. The principal focus of the Company's research and development effort is to identify and analyze the needs of physicians in critical and cardiac care medicine, and to develop products that address these needs. The Company views ideas submitted by physicians and other health care professionals as an important source of potential research and development projects. The Company believes that these end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Most of the Company's principal products and product improvements have resulted from collaborative efforts with physicians, other health care professionals or other affiliated entities. For certain proprietary ideas, the Company pays royalties to such persons, and in many instances, incorporates such persons' names in the tradename or trademark for the specific product. The Company also utilizes other outside consultants, inventors and medical researchers to carry on its research and development effort and sponsors research through medical associations and at various universities and teaching hospitals.

     Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac assist with the acquisition of Kontron Instruments. The Company's investment in Cardiac Pathways provided new products in the field of electrophysiology, and the Company's acquisition of Therex, augmented by the acquisition of the Strato/Infusaid implantable constant flow drug delivery pump product line, has provided it with a new product offering of implantable drug delivery devices, which the Company believes represents an important addition to its critical care product line. Where appropriate, the Company plans to continue to complement its internal research and development efforts with similar acquisitions and collaborative arrangements.

     Research and development expenses totaled $18.4 million (7.1% of net sales), $15.9 million (6.5% of net sales) and $14.1 million (6.1% of net sales) in fiscal 1998, 1997 and 1996, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

     Since 1988, the Company has been developing the Arrow-Fischell Pullback Atherectomy Catheter (the "PAC") for the removal of atherosclerotic plaque. The Company acquired certain patents relating to the technology underlying the PAC in 1990. In conjunction with the acquisition, the Company entered into a research and development agreement under which the Company was required to make certain payments upon the PAC's achievement of specified development milestones. In July 1995, the Company amended this agreement to modify the terms of payment of, and recognize as pre-paid royalties, such milestone payments thereunder. Since December 1994, the Company has been conducting human clinical trials outside the U.S. using the PAC in coronary arteries and, in March 1995, the Company received

                                      (5)

FDA approval under an Investigational Device Exemption ("IDE") to conduct Phase I human clinical trials in the U.S. for use of the PAC in treating atherosclerosis of coronary arteries. Cardiologists have expressed interest in using the device for removing plaque at arterial junctions (bifurcations) and for clearing restenosed stents. For treatment of coronary arteries, the device has been used successfully in approximately 164 cases internationally and 60 cases in the U.S. Phase I clinical trials. In the fourth quarter of 1998, the Company began a European multi-center randomized study to evaluate the effectiveness of the PAC for the removal of plaque from restenosed coronary stents.

     The Company began conducting clinical trials under an IDE in August 1996 for a catheter device, which uses microwave energy for the ablation of cardiac tissue responsible for ventricular tachycardia. The microwave ablation catheter's radiative heating mechanism is potentially capable of creating deeper, wider lesions than currently marketed radio frequency ablation catheters, which lesions electrophysiologists indicate are necessary for the effective treatment of ventricular tachycardia using ablation therapy. This microwave ablation catheter also incorporates several advanced features that are designed to permit continuous monitoring of catheter/tissue interface temperature, reduce the risk of tissue overheating and enhance maneuverability of the catheter to facilitate proper placement in the heart. In June 1996, the Company acquired additional exclusive, worldwide rights with respect to the technology underlying its microwave ablation catheter program. Ongoing research is being conducted on an ablation catheter which uses microwave energy to eliminate aberrant electrical signals which cause ventricular tachycardia, atrial flutter and atrial fibrillation arrhythmias. Animal trials, to be followed by human trials, are underway to determine if microwave energy offers advantages over currently available catheters utilizing radio frequency energy for this procedure.

     In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term Left Ventricular Assist Device ("LVAD"). Although LVADs are currently used to provide short-term cardiac assist to patients awaiting heart transplants, the Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient ventricular heart function. In contrast to currently marketed LVADs, the LVAD currently under development by the Company is not intended merely as a bridge to heart transplant, but is designed, upon receipt of necessary regulatory approvals, to serve as a long-term cardiac assist device for certain patients. The Hershey Medical School LVAD has been in development for over fifteen years and has undergone extensive preclinical studies and testing. The LVAD being developed is electrically driven by a wearable battery pack transmitting power non-invasively through the skin to an implanted receiving coil that maintains a charge in batteries incorporated into the device. These implanted batteries are capable of maintaining LVAD function for approximately 45 minutes without the aid of any external power source. In fiscal 1997, the Company began long-term durability testing of its LVAD, which must be satisfactorily completed before Phase I human clinical trials under an IDE can be commenced in the U.S. In addition, the Company conducted animal trials in fiscal 1998 and currently anticipates the first human implant of the device in late 1999.

     There can be no assurance that the FDA or any foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products.

     ENGINEERING AND MANUFACTURING

     Arrow has developed the core technologies that the Company believes are necessary for it to design, develop and manufacture complex, high quality catheter-related medical devices. This technological capability has enabled the Company to develop internally many of the major

                                      (6)
components of its products and reduce its unit manufacturing costs. To help further reduce manufacturing costs and improve efficiency, the Company has increasingly automated the production of its high-volume products and plans to continue to make significant capital expenditures to promote efficiency and reduce operating costs.

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

     In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its Arrow-Howes(TM) Multi-Lumen Catheters and antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. The Company has in the past granted rights in certain patents relating to its Arrow-Howes(TM) Multi-Lumen Catheters to others in consideration for royalty payments. The Company also has certain proprietary rights to aspects of the technology, including certain U.S. patents, used in the PAC. See "Research and Product Development". All of the existing patents owned by or licensed to the Company relating to its major products expire after October 2001. The U.S. patent licensed to the Company relating to its Arrow-Howes(TM) Multi-Lumen Catheter expired in February 1995. Since the expiration of this patent, the Company has not experienced significant new competition in this market, and the Company does not presently believe that such competition will have a material adverse effect on the Company's business, financial condition or results of operations for the foreseeable future.

     From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Based upon information presently available to the Company, the Company knows of no legal actions involving patent claims that are currently pending or threatened against the Company that could have a material adverse effect on the Company. Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW and certain other trademarks.

                                      (7)

     GOVERNMENT REGULATION

     As a developer, manufacturer and marketer of medical devices, the Company is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory agencies in jurisdictions in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

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

     Like other medical device manufacturers, the Company in recent years has experienced extended delays in obtaining FDA clearance or approval to market new products in the U.S. The FDA review process may continue to delay the Company's new product introductions in the U.S. in the future. In addition, many foreign countries have recently adopted more stringent regulatory requirements which are expected to add to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance or approval could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     ENVIRONMENTAL COMPLIANCE

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, Arrow is involved in the handling, storing and disposal of materials, which are classified as hazardous. In June 1989,

                                      (8)
the Company was notified that it was among the potentially responsible parties under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility. The Company was notified by the U.S. Environmental Protection Agency ("EPA") in September 1995 of the means by which it may resolve its alleged liability with respect to the conduct of a remedial investigational feasibility study at this facility and of the opportunity to participate with other small waste contributors to this facility in a de minimis settlement which the EPA believes is likely to be appropriate for this facility. In December 1995, the Company indicated its interest in entering into such a de minimis settlement, and this case has not been active since such date insofar as it involves the Company.

     In November 1991, the EPA made a formal request for information regarding the nature of the Company's waste that was transported to a municipal landfill, which is included on the National Priority List under CERCLA. In October 1997, the Company received notification from the EPA that it is a potentially responsible party in connection with environmental contamination at this landfill. No determination has yet been made as to allocation of responsibility for such actions at this landfill. Previously, in June 1994, the Company, together with 16 other parties, was named in a complaint filed by a group of five companies seeking to recover costs incurred as a result of an EPA order directing such companies to take certain response actions in connection with this landfill. Although technically CERCLA imposes strict joint and several liability for the costs of investigating and remediating certain contaminated properties, such as this landfill, the extent of each responsible parties' financial contribution is expected to be based on the number and financial strength of these parties and the volume and types of waste attributable to each party. Although the costs of investigation, study and remediation at this site may be substantial, the EPA has orally informed the Company that it believes the Company may be eligible for a de minimis settlement under CERCLA. EPA has evaluated information provided to it by the Company and others, which shows that the volume of materials allegedly transported to the landfill on behalf of the Company is minor. The Company expects that the EPA will propose a de minimis settlement sometime prior to the end of 1998. If the Company accepts a de minimis settlement, then it will be afforded contribution protection, and likely will be dismissed from the private party cost recovery action. Based on the foregoing, the Company has concluded that its share of the liability for such matters will not have a material adverse effect on its business, financial condition or results of operations. Therefore, the Company has not accrued any amounts toward such liability.

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

                                      (9)

     EMPLOYEES

     As of November 2, 1998, Arrow had 2,551 full-time employees. All of the Company's hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in September 2000. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.


     EXECUTIVE OFFICERS

     The executive officers of the Company and their ages and positions as of November 2, 1998 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

Name                       Age        Current Position
----                       ---        ----------------

Marlin Miller, Jr.          66         President and Chief Executive Officer

Raymond Neag                67         Executive Vice President

Frederick J. Hirt           50         Vice President-Finance, Chief Financial
                                         Officer and Treasurer

T. Jerome Holleran          62         Secretary

Philip B. Fleck             54         Vice President-Research
                                         and Manufacturing

Paul L. Frankhouser         53         Vice President-Marketing

Thomas D. Nickel            59         Vice President-Regulatory Affairs
                                         and Quality Assurance

Scott W. Hurley             40         Controller

     Mr. Miller has served as President and Chief Executive Officer and a director of the Company since it was founded in 1975. Mr. Miller is also President and a director of Arrow Precision Products, Inc. ("Precision"), a corporation controlled by principal shareholders of the Company, and in fiscal 1998 he devoted approximately 1% of his time to Precision. He is a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

     Mr. Neag has served as Executive Vice President since April 1992 and prior thereto served as Senior Vice President of the Company. Mr. Neag has been an officer and a director of the Company since it was founded in 1975. Mr. Neag also serves as Secretary and a director of Precision.

                                      (10)

     Mr. Hirt has served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company since August 1998. Prior to joining the Company, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc. from 1980 to 1998, where he most recently served as Vice President, Accounting and Reporting.

     Mr. Holleran has served as Secretary and a director of the Company since its founding in 1975 and, until September 1997, also served as a Vice President. Since July 1996, Mr. Holleran has served as President and Chief Executive Officer of Precision Medical Products, Inc., a former subsidiary of Precision, which manufactures and markets certain non-catheter medical products and was sold on August 29, 1997 to certain employees of Precision, including Mr. Holleran. From February 1986 to September 1997, Mr. Holleran was also Vice President, Chief Operating Officer and a director of Precision. From 1991 to 1996 Mr. Holleran served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products, until the sale in June 1996 of a portion of the Endovations business to the Company and the remainder to an unrelated third party.

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

     Mr. Hurley has served as Controller of the Company since April 1998. Prior to joining the Company, from 1990 to 1998 he served in various capacities with Rhone-Poulenc Rorer most recently as a Director of Finance.

ITEM 2.  PROPERTIES:

     The Company's corporate headquarters and principal research center are located in a 165,000 square foot facility in Reading, Pennsylvania. This facility, which also includes manufacturing space, is located on 126 acres.

     Other major properties owned by the Company include a 130,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania (of which approximately 34,000 square feet was leased through August 1997 to Precision); a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and a 65,000 square foot manufacturing and research facility in the Czech Republic.

     In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts, a 12,000 square foot manufacturing facility in Walpole, Massachusetts, a 56,000 square foot manufacturing facility and sales office in Norwood, Massachusetts, and a 7,700 square foot manufacturing facility and sales office in Woburn, Massachusetts. The

                                      (11)

Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain and Greece, sales office space in Mexico and warehouse space in California.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1998, through the solicitations of proxies or otherwise.


                                    PART II

ITEM 5.  MARKETS FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS:

     The Company's common stock has traded publicly on The Nasdaq Stock Market under the symbol "ARRO" since June 9, 1992, the date that its common stock was initially offered to the public. The table below sets forth the high and low sale prices of the Company's common stock as reported by the Nasdaq Stock Market and the quarterly dividends per share declared by the Company during the last eight fiscal quarters:

Quarter Ended         High         Low         Dividends
=============         ==================================
August 31, 1998      35 1/2        25 3/4          $.050
May 31, 1998             40          30             .050
February 28, 1998        41        32 5/8           .050
November 30, 1997    39 1/2      29 11/16           .045

August 31, 1997      32 1/4        26 3/4          $.045
May 31, 1997         36 1/2        28 1/2           .045
February 28, 1997    35 1/4        26 1/2           .045
November 30, 1996    35 1/4        25               .040

     As of November 2, 1998, there were approximately 844 registered shareholders of the Company's common stock.

                                     (12)

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the years ended August 31, 1998, 1997, 1996, 1995 and 1994 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 1998 and 1997 and for each of the three years in the period ended August 31, 1998, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere herein. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere herein.

                                                  1998      1997      1996      1995       1994
                                                --------  --------  --------  ---------  ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:

Net sales                                       $260,890  $245,889  $229,945   $213,014   $178,777
Cost of goods sold                               114,072   110,811   107,272    100,343     86,586
  Gross profit                                   146,818   135,078   122,673    112,671     92,191
Operating expenses
  Research, development and engineering           18,393    15,871    14,106     11,305     10,462
  Selling, general, and administrative            62,956    57,444    54,154     48,119     37,453
  Special charge                                  36,249         -         -          -          -
   Total operating expenses                      117,598    73,315    68,260     59,424     47,915
Operating income                                  29,220    61,763    54,413     53,247     44,276
Other expenses (income), net                       1,638     2,031     2,300       (569)      (812)
Income before income taxes                        27,582    59,732    52,113     53,816     45,088
Provision for income taxes                        19,010    22,997    19,282     19,374     16,232
                                                --------  --------  --------   --------   --------
Net income                                      $  8,572  $ 36,735  $ 32,831   $ 34,442   $ 28,856
                                                ========  ========  ========   ========   ========


Basic and diluted earnings per
 common share                                      $0.37     $1.58     $1.41      $1.52      $1.29
                                                ========  ========  ========   ========   ========

Cash dividends per common
 share                                             $.195     $.175     $.155      $.135      $.115
Weighted average common shares
 outstanding                                      23,225    23,227    23,230     22,684     22,394



BALANCE SHEET DATA:

Working capital                                 $100,256  $ 81,460  $ 55,086   $ 52,863   $ 32,437
Total assets                                     322,881   320,373   299,421    262,510    209,720
Notes payable and current maturities of
  long-term debt                                  30,252    24,653    34,001     23,508     18,580
Long-term debt, excluding current maturities      11,686    12,043    15,988     20,463     32,003
Shareholders' equity                             247,868   245,917   219,773    190,937    132,803

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

                             RESULTS OF OPERATIONS

The following table presents for the three years ended August 31, 1998 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period changes in the dollar amounts of the respective line items.

                                                                                Period-to-Period
                                         Percentage of Net Sales              Percentage Increase
                                  ----------------------------------       --------------------------
                                                                           1998      1997       1996
                                         Year ended August 31,              vs        vs         vs
                                  ----------------------------------
                                  1998           1997          1996        1997      1996       1995
                                  -----          -----        ------       ------    ------     -----

Net sales                         100.0%         100.0%       100.0%        6.1%      6.9%       7.9%
Gross profit                       56.3           54.9         53.3         8.7      10.1        8.9
Operating expenses:
     Research, development and
          engineering               7.1            6.5          6.1        15.9      12.5       24.8
     Selling, general and
          administrative           24.1           23.4         23.5         9.6       6.1       12.5
     Special charge                13.9              -            -       100.0         -          -
                                  -----          -----        -----       -----      ----       ----
Operating income                   11.2           25.1         23.7       (52.7)     13.5        2.2
Other expenses (income), net        0.6            0.8          1.0           *         *          *
Income before income taxes         10.6           24.3         22.7       (53.8)     14.6       (3.2)
Provision for income taxes          7.3            9.4          8.4       (17.3)     19.3       (0.5)
                                  -----          -----        -----       -----      ----       ----
Net income                          3.3           14.9         14.3       (76.7)     11.9       (4.7)

* Not a meaningful comparison

                                     (14)

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales increased by $15.0 million, or 6.1%, to $260.9 million in fiscal 1998 from $245.9 million in fiscal 1997. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. Sales of critical care products increased 6.1% to $220.0 million from $207.3 million in fiscal 1997, due primarily to an increase in unit shipments of central venous catheters, including increased shipments of ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products, pain management catheters, percutaneous thrombectomy devices ("PTD") and implantable constant flow drug delivery pumps. Sales of cardiac care products increased 6.5% to $40.9 million from $38.4 million in the previous year, due primarily to increased shipments of intra-aortic balloon ("IAB") pump and catheter products offset by lower revenue related to discontinuation of sales of the Thoratec Corporation bi-ventricular assist device which the Company had been distributing in Europe until July 1, 1997. International sales increased by $2.4 million, and represented 35.1% of net sales, excluding royalty income, in fiscal 1998, compared to 36.2% in the prior year, principally as a result of growth in shipments of IAB pump and catheter products as well as multi-lumen catheters, offset by the effect of the stronger U.S. dollar on sales in significant foreign markets and by lower revenue related to a terminated contract for the sale of Thoratec products. The percentage of net sales attributable to the Company's direct sales force remained stable in fiscal 1998 at approximately 74.1% compared to approximately 74.2% in fiscal 1997.

This increase in net sales was below the Company's historic growth rates due to the strength of the U.S. dollar in significant foreign markets, constrained European health care budgets, and slower than expected new product introductions. Health care cost containment initiatives in the U.S. have reduced growth in demand in markets where the Company has significant market shares, and protecting that market share has affected the Company's pricing in some instances.

Gross profit increased 8.7% to $146.8 million in fiscal 1998 from $135.1 million in fiscal 1997. As a percentage of net sales, gross profit improved to 56.3% in fiscal 1998 from 54.9% in the prior year, due primarily to a more profitable product mix and improved manufacturing costs resulting from increased production at the Company's international manufacturing facilities.

Research, development and engineering expenses in fiscal 1998 increased by 15.9% to $18.4 million from $15.9 million in fiscal 1997. As a percentage of net sales, these expenses increased to 7.1% in fiscal 1998, compared to 6.5% in fiscal 1997. These expenses increased primarily as a result of development expenses related to several clinical trials now in progress, including the Company's Left Ventricular Assist Device ("LVAD").

Selling, general and administrative expenses increased by 9.6% to $62.9 million during fiscal 1998 from $57.4 million in the previous year, and increased as a percentage of net sales to 24.1% in fiscal 1998, compared to 23.4% in fiscal 1997. The increase was due primarily to increased sales and marketing costs for IAB products and establishing a dedicated sales force for implantable infusion pumps.

In the fourth quarter 1998, in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the Company's accounting policy for goodwill, intangible and long-lived assets, the Company recorded a non-cash pre-tax special charge of $36 million ($32 million after tax or $1.38 per basic and diluted common share) to write down to fair value certain goodwill and intangible assets. As a result of the Company's successful development of more advanced cardiac assist products, the Company estimated that the carrying value of the goodwill was not recoverable. Accordingly, the Company has reduced the carrying value of goodwill related to previously acquired cardiac assist products by $29 million. The remaining carrying value of the goodwill will be amortized using the straight-line method over 10 years. The Company has also reduced the carrying value of certain intangible assets related to
                                     (15)
cardiac assist technology and other assets in the amount of $7 million. The remaining carrying value of these intangible assets will be amortized using the straight-line method over the estimated periods of benefits, from 5 to 17 years.

Principally due to the above factors, operating income decreased 52.7% to $29.2 million in fiscal 1998 from $61.8 million in fiscal 1997.

Other expenses (income), net, decreased to $1.6 million in fiscal 1998 from $2.0 million in fiscal 1997, due to a reduction in interest expense and decreased losses due to foreign exchange translation. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Aggregate foreign exchange losses in fiscal 1998 and 1997 were $1.1 million and $2.0 million, respectively, including gains relating to foreign currency contracts of $2.2 and $2.4 million, respectively.

As a result of the factors discussed above, income before income taxes decreased in fiscal 1998 by 53.8% to $27.6 million from $59.7 million in fiscal 1997. The effective income tax rate increased to 68.9% (without special charges, the effective income tax rate decreased to 36.5%) in fiscal 1998 from 38.5% in fiscal 1997, principally as a result of the non-deductiblity for tax purposes of special charges related to the write down to fair value of goodwill.

Net income in fiscal 1998 decreased by 76.7% to $8.6 million from $36.7 million in fiscal 1997. As a percentage of net sales, net income represented 3.3% in fiscal 1998 compared to 14.9% in the previous year.

Net income per basic and diluted common share decreased to $.37 in fiscal 1998, a decrease of $1.21, or 76.6%, per share, from $1.58 per share in fiscal 1997 due principally to the impact of the special charges for the write down to fair value of certain goodwill and intangible assets ($1.38 per basic and diluted share) offset by income from operations. Weighted average common shares outstanding decreased to 23,224,780 in fiscal 1998 from 23,227,102 in fiscal 1997 as a result of the forfeiture of restricted stock awards by certain former employees.

FISCAL 1997 COMPARED TO FISCAL 1996

Net sales increased by $15.9 million, or 6.9%, to $245.9 million in fiscal 1997 from $229.9 million in fiscal 1996. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to an increase in unit shipments of central venous catheters, including increased shipments of ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products, pain management catheters, and implantable, constant flow drug delivery pumps. Sales of critical care products increased 9.6% to $207.3 million from $189.1 million in fiscal 1996. Sales of cardiac care products decreased 4.5% to $38.4 million from $40.3 million in the previous year, due primarily to decrease shipments of intra-aortic balloon pump and catheter products in Japan, where the Company is transitioning from a dealer to direct sales. International sales increased by $1.4 million, and represented 36.2% of net sales, excluding royalty income, in fiscal 1997, compared to 38.2% in the prior year, principally as a result of growth in shipments of multi-lumen catheters, offset by the effect of the stronger U.S. dollar on sales in significant foreign markets and by reduced shipments of intra-aortic balloon pump and catheter products in Japan. The percentage of net sales attributable to the Company's direct sales force decreased in fiscal 1997 to approximately 74% from approximately 75% in fiscal 1996, principally as a result of the effect of the stronger U.S. dollar on sales in significant foreign markets where the Company has direct sales subsidiaries.

                                     (16)

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

                                     (17)

Net income per basic and diluted common share increased to $1.58 for fiscal 1997, an increase of $0.17, or 11.9%, per share, from $1.41 per share in fiscal 1996. Weighted average common shares outstanding decreased to 23,227,102 in fiscal 1997 from 23,229,687 in fiscal 1996 as a result of the forfeiture of unvested restricted stock awards by certain former employees.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended August 31, 1998, net cash provided by operations was $40.4 million, an increase of $8.0 million from the prior year. This increase was due primarily to an increase in net income adjusted for the impact of special charges for the write down to fair value of certain goodwill and intangible assets. Accounts receivable, net of the allowance for doubtful accounts, increased by $3.1 million for the year ended August 31, 1998, compared to a $14.4 million increase in the prior year. Accounts receivable, measured in days sales outstanding, increased to 89 days at August 31, 1998, from 87 days at August 31, 1997, due principally to an increase in the collection period for both U.S. and international sales. Inventories increased by $13.3 million in the twelve months ended August 31, 1998 as compared to an increase of $13.8 million in fiscal 1997. This was due principally to an increase in inventory to support increased production at the Company's international manufacturing facilities, additional inventory obtained as a result of the acquisition of Medical Parameters, Inc. in August 1998, and an increase in inventory to support marketing of PTD and IAB catheters.

Net cash used in the Company's investing activities increased to $38.9 million in fiscal 1998 from $21.4 million in the prior year, principally as a result of cash paid to acquire the Cardiac Assist Division of the Boston Scientific Corporation and Medical Parameters Inc.

Net cash used by financing activities decreased to $3.0 million in fiscal 1998, compared to $9.0 million in fiscal 1997. This change resulted principally from a decrease in the repayment of long-term debt.

As of August 31, 1998, the Company had U.S. bank credit facilities providing a total of $50.0 million in available revolving credit for general business purposes, of which $26.7 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $11.3 million, of which $4.9 million remained unused as of August 31, 1998. Combined borrowing under these credit facilities increased $7.8 million and decreased $5.7 million during the years ended August 31, 1998 and 1997, respectively.

During fiscal 1998, 1997 and 1996, the percentage of the Company's sales invoiced in currencies other than the U.S. dollar was 24.7%, 26.8% and 27%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. As a partial hedge against these foreign currency risk exposures, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 2, 1998, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $12.7 million mature at various dates through March 1999. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S.

                                     (18)
dollar interest rates. In an effort to manage interest rate exposure, in April 1998 the Company entered into an interest rate swap agreement to reduce potential interest rate fluctuations on its floating rate debt. The interest rate swap agreement exchanges floating rate for fixed interest payments over the 5-year life of the agreement.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes that its risk associated with this concentration is limited due to the Company's on-going credit review procedures.

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

YEAR 2000 READINESS

The Company has actively addressed the Year 2000 problem as it relates to its business operations and regulation by the FDA. This disclosure describes the Company's progress toward its objective of ensuring that the Company's business systems will operate satisfactorily on or after January 1, 2000.

The Company's Central Venous Catheters and other catheter products are unaffected by the Year 2000 problem. Early in 1998, the Company responded to the FDA concerning the effect of the Year 2000 problem on its intra-aortic balloon pumps. The software in the more recent models of the pumps has taken the change of century issues into account. The operating range for the clock calendar in these pumps spans a 100 year period from the years 1988 through 2087. The clock calendar on certain older models advances as high as 1999. However, none of the pumps depend on the year information for any calculations or in communicating with other electronic devices, and all of these pumps will function as intended or expected, regardless of the date. Customers requesting certifications are provided with specific pump model numbers that have or do not have the updated clock calendars.

The Company's major Year 2000 concerns relate to business systems that support the continuity of its business operations and the delivery of products and support services to its customers.

For the Company's business applications relating to sales order processing, billing, disbursements, marketing and manufacturing management, the necessary software code modifications have been completed in the development version of the applications. During the remainder of 1998, the modified versions will be tested by advancing dates beyond December 31, 1999. The validated software will then be moved to the production machines. U.S. payroll and general ledger software will be tested and validated in the above manner in the spring of 1999. The cost of the Company's software upgrades is estimated to be approximately $30,000 for all U.S. systems and $120,000 for all foreign systems. Internal resources devoted to these efforts are estimated at 500 man-days. In the event that the production systems malfunction due to the change to the Year 2000, the software and data will be moved back to the machines on which the validation was done so that business processes can continue.

                                     (19)

YEAR 2000 READINESS

The Company's engineering documentation systems which are critical systems for manufacturing are planned to be tested and Year 2000 compliant by the spring of 1999.

The Company's PC systems were upgraded in fiscal 1998 at a cost of $700,000. An estimated $500,000 will be spent in fiscal 1999 to upgrade servers and replace the e-mail system.

The Company's computer controlled equipment includes programmable controllers on production equipment and systems for time and attendance recording, building management, life safety, security, elevators, air compressors and high purity water. For equipment or systems controlled by computer chips or programs, the Company plans to contact the manufacturer to determine that these systems or equipment are Year 2000 compliant. These efforts are expected to be completed by the end of 1998.

The status of Year 2000 compliance by key suppliers of products and services to the Company will be determined by using a compliance survey, which the Company plans to mail by December 1998. Telephone contact is planned for organizations who do not respond or who report a lack of Year 2000 compliance in critical business processes.

The Company increased its available domestic revolving credit facility to $75 million in October 1998. This additional borrowing capacity could be utilized to support the Company's cash flow requirements in the event that health care providers are unable to pay amounts owed to the Company on a timely basis due to system malfunctions related to the Year 2000 change.

If the Company is able to fulfill its plans to secure its business systems as described above, then any adverse Year 2000 effects will arise from circumstances outside the Company's control. Because such circumstances can not be reasonably anticipated at this time, the Company has not developed a Year 2000 worst case scenario for disclosure. While the Company believes that it is adequately addressing the Year 2000 problem, there can be no assurance that the costs and liabilities of the Year 2000 problem will not materially adversely affect its business, financial condition and results of operations.

EUROPEAN UNION CONVERSION TO EURO

The Company has proactively considered issues related to conversion by eleven member states of the European Union to a common currency, the "Euro", beginning on January 1, 1999. For business applications relating to sales order processing, billing and payments the necessary software code modifications to address the triangulation requirements of the conversion are in process. The cost of such modifications is approximately $50,000. Pricing of the Company's products in the European Union generally is market driven. As such, the Company is unable to determine at this time whether or not the Euro conversion will have any impact on product pricing or contractual arrangements with health care service providers.

RECENT DEVELOPMENT

In August 1998, the Company signed an agreement to purchase for $28 million the global intra-aortic balloon catheter and pump business of C.R. Bard, Inc. The acquisition is currently being reviewed pursuant to a second request for information by the Federal Trade Commission (FTC) under the Hart Scott-Rodino Antitrust Improvements Act of 1976. Sales of C.R. Bard's intra-aortic balloon products were approximately $14 million in 1998.

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED:

On March 4, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". The SOP provided guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial

                                     (20)
statements for fiscal years beginning after December 15, 1998, but earlier application is encouraged. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements. The Company will adopt this standard in fiscal year 1999.

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

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997. The Company need not currently adopt the standard as the Company maintains separate financial information available for regular evaluation by the chief operating decision maker for only one segment.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (FAS 132). FAS 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer as useful. The statement is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged. The adoption of SFAS No. 132 is not expected to have any impact on the Company's results of operations, financial position or cash flows.

On June 15, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The adoption of this new standard will not have a material effect on the Company as FAS 133 retains the provisions of Statement of Accounting Standards No. 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting and does not change the accounting for interest rate swaps.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Quantitative and Qualitative disclosures about market risk (e.g. interest rate and foreign currency exchange risk) are set forth in note 14 to the Company's Consolidated Financial Statements contained herein under Item 14(a)(1).


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14 (a) (1) and (2).

                                     (21)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

   Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

    Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 1999 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein in Part I under the caption "Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION:

    Information regarding executive compensation of Arrow's directors and executive officers will be included in the Proxy Statement and is incorporated herein by reference.

                                   PART III


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

                                     (22)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:

     (a) (1) The following financial statement schedule of the Company is filed as part of this Form 10-K.


                                                                                         Page
                                                                                         ----


    1.    Report of Independent Accountants                                               25

    2.    Consolidated Balance Sheets at
          August 31, 1998 and 1997                                                       26,27

    3.    Consolidated Statements of Income
          for the years ended August 31, 1998,
          1997 and 1996                                                                   28

    4.    Consolidated Statements of Cash Flows
          for the years ended August 31, 1998,
          1997 and 1996                                                                  29,30

    5.    Consolidated Statements of Changes in
          Shareholders' Equity for the years ended
          August 31, 1998, 1997 and 1996                                                 31-33

    6.    Notes to Consolidated Financial Statements                                     34-55

    (a) (2) The following financial statement schedules of the Company are filed as part of this Form 10-K:


                                                                                         Page
                                                                                         ----

    1.    Report of Independent Accountants on
          Financial Statement Schedule                                                    56

    2.    Schedule II - Valuation and Qualifying Accounts                                 57

    Other statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

    (a) (3) See Exhibit Index on pages 58 through 67 hereof for a list of the Exhibits filed or incorporated by reference as part of this report.

    (b)  Reports on Form 8-K:

         None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARROW INTERNATIONAL, INC.



                                         By:  /s/ Frederick J. Hirt
                                             ----------------------
                                             Frederick J. Hirt
                                             Chief Financial Officer,
                                             Vice President-Finance
                                             and Treasurer

Dated:  November 24, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                              Title                  Date
----------                              -----                  ----
/s/ Marlin Miller, Jr.        Director, President and    November 24, 1998
----------------------------
(Marlin Miller, Jr.)          Chief Executive Officer
                              (Principal Executive
                              Officer)

/s/ Raymond Neag              Director, Executive        November 24, 1998
----------------------------
(Raymond Neag)                Vice President

/s/ Frederick J. Hirt         Chief Financial Officer    November 24, 1998
----------------------------
(Frederick J. Hirt)           Vice President -
                              Finance and Treasurer
                              (Principal Financial and
                              Accounting Officer)


/s/ John H. Broadbent, Jr.    Director                   November 24, 1998
----------------------------
(John H. Broadbent, Jr.)

/s/ T. Jerome Holleran        Director, Secretary        November 24, 1998
----------------------------
(T. Jerome Holleran)

/s/ Richard T. Niner          Director                   November 24, 1998
----------------------------
(Richard T. Niner)

/s/ George W. Ebright         Director                   November 24, 1998
----------------------------
(George W. Ebright)

/s/ Alan M. Sebulsky          Director                   November 24, 1998
----------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski            Director                   November 24, 1998
----------------------------
(John E. Gurski)

/s/ Carl G. Anderson, Jr.     Director                   November 24, 1998
----------------------------
(Carl G. Anderson, Jr.)

/s/ R. James Macaleer         Director                   November 24, 1998
----------------------------
(R. James Macaleer)

                                      (24)

PricewaterhouseCoopers LLP



                     REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and the Board of Directors of Arrow International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Arrow International, Inc. ("the Company") at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania  19103
October 5, 1998

                                      (25)

                           ARROW INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

            (All Dollar Amounts in Thousands, Except Share Amounts)

                                                                         August 31,
                                                                   ----------------------
                                                                      1998        1997
                                                                   -----------  ---------
ASSETS

Current assets:
 Cash and cash equivalents                                           $  4,652   $  6,276
 Accounts receivable, less allowance for doubtful accounts
   of $768 and $855 in 1998 and 1997, respectively                     63,872     60,801
 Inventories                                                           70,592     57,334
 Prepaid expenses and other                                            13,461      8,729
 Deferred income taxes                                                  2,040      2,833
                                                                     --------   --------
   Total current assets                                               154,617    135,973
                                                                     --------   --------


Property, plant and equipment:
 Land and improvements                                                  5,395      5,384
 Buildings and improvements                                            74,650     70,067
 Machinery and equipment                                               85,003     70,974
 Construction-in-progress                                              19,073     24,642
                                                                     --------   --------
                                                                      184,121    171,067
Less accumulated depreciation                                         (72,753)   (60,474)
                                                                     --------   --------
                                                                      111,368    110,593
                                                                     --------   --------

Goodwill, net of accumulated amortization of $4,869
 and $9,024 in 1998 and 1997, respectively                             34,320     48,720
Intangible and other assets, net of accumulated amortization of
 $7,240 and $8,684 in 1998 and 1997, respectively                      20,118     24,430
Deferred income taxes                                                   2,458        657
                                                                     --------   --------
   Total assets                                                      $322,881   $320,373
                                                                     ========   ========

                See notes to consolidated financial statements

                                   Continued

                                      (26)

                           ARROW INTERNATIONAL, INC.

            (All Dollar Amounts in Thousands, Except Share Amounts)

                                                           August 31,
                                                    ----------------------
                                                       1998        1997
                                                    -----------  ---------
LIABILITIES

Current liabilities:
 Current maturities of long-term debt                 $    522   $  2,675
 Notes payable                                          29,730     21,978
 Accounts payable                                        6,677      4,516
 Cash overdrafts                                         1,395      5,467
 Accrued liabilities                                     7,053      6,856
 Accrued compensation                                    6,877      9,945
 Accrued income taxes                                    2,107      3,076
                                                      --------   --------
   Total current liabilities                            54,361     54,513

Long-term debt                                          11,686     12,043
Accrued postretirement benefit obligation                8,966      7,900

Commitments and contingencies


SHAREHOLDERS' EQUITY

Preferred stock, no par value;
 5,000,000 shares authorized;
 none issued                                                 -          -
Common stock, no par value;
 50,000,000 shares authorized;
 issued 26,478,813 shares in
 1998 and 1997                                          45,661     45,603
Retained earnings                                      220,217    216,173
 Less treasury stock at cost:
   3,254,752 and 3,252,687 shares
   in 1998 and 1997, respectively                       (8,432)    (8,374)
Cumulative translation adjustment                       (6,159)    (5,088)
Unearned compensation                                      (44)      (239)
Unrealized holding loss on marketable securities        (3,375)    (2,158)
                                                      --------   --------

   Total shareholders' equity                          247,868    245,917
                                                      --------   --------

   Total liabilities and shareholders' equity         $322,881   $320,373
                                                      ========   ========

                 See notes to consolidated financial statements

                                      (27)

                           ARROW INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (All Dollar Amounts in Thousands, Except per Share Amounts)

                                                           for the years ended August 31,
                                                  -----------------------------------------------
                                                     1998              1997               1996
                                                  ----------        ----------          ---------
Net sales                                         $   260,890      $    245,889        $   229,945
Cost of goods sold                                    114,072           110,811            107,272
                                                  -----------      ------------        -----------
     Gross profit                                     146,818           135,078            122,673
                                                  -----------      ------------        -----------

Operating expenses:
   Research, development and engineering               18,393            15,871             14,106
   Selling, general and administrative                 62,956            57,444             54,154
   Special charge                                      36,249                 -                  -
                                                  -----------      ------------        -----------
                                                      117,598            73,315             68,260
                                                  -----------      ------------        -----------

     Operating income                                  29,220            61,763             54,413
                                                  -----------      ------------        -----------

Other expenses (income):
  Interest expense, net of amounts capitalized            784               897              1,849
  Interest income                                        (456)             (894)              (611)
  Other, net                                            1,310             2,028              1,062
                                                  -----------      ------------        -----------
                                                        1,638             2,031              2,300
                                                  -----------      ------------        -----------
Income before income taxes                             27,582            59,732             52,113

Provision for income taxes                             19,010            22,997             19,282
                                                  -----------      ------------        -----------
   Net income                                     $     8,572      $     36,735        $    32,831
                                                  ===========      ============        ===========


Basic earnings per common share                   $      0.37      $       1.58        $      1.41
                                                  ===========      ============        ===========
Diluted earnings per common share                 $      0.37      $       1.58        $      1.41
                                                  ===========      ============        ===========
Cash dividends per common share                   $      .195      $       .175        $      .155
                                                  ===========      ============        ===========
Weighted average common shares outstanding         23,224,780        23,227,102         23,229,867
                                                  ===========      ============        ===========

                See notes to consolidated financial statements

                                      (28)

                           ARROW INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (All Dollar Amounts in Thousands)

                                                          for the years ended August 31,
                                                        ---------------------------------
                                                           1998        1997       1996
                                                        ----------  ----------  ---------
Cash flows from operating activities:
   Net income                                            $  8,572    $ 36,735   $ 32,831
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                            11,794      11,240      9,746
   Special charge                                          36,249           -          -
   Amortization of intangible assets and goodwill           3,576       4,083      3,637
   Amortization of unearned compensation                      253         229        210
   Deferred income taxes                                   (1,007)     (1,257)     1,171
   Other                                                    1,845       1,832       (157)
   Changes in operating assets and liabilities:
       Accounts receivable                                 (3,147)    (14,384)    (6,819)
       Inventories                                        (11,537)    (10,407)    (9,623)
       Prepaid expenses and other                          (4,700)     (2,462)      (769)
       Accounts payable and accrued liabilities             2,773       4,551      1,931
       Accrued compensation                                (3,300)        771       (771)
       Accrued income taxes                                (1,015)      1,450        143
                                                         --------    --------   --------
         Total adjustments                                 31,784      (4,354)    (1,301)
                                                         --------    --------   --------
           Net cash provided by operating activities       40,356      32,381     31,530
                                                         --------    --------   --------

Cash flows from investing activities:
   Capital expenditures                                   (12,255)    (16,249)   (22,724)
   Increase in intangible and other assets                 (4,963)     (3,187)   (15,826)
   Cash paid for businesses acquired, net                 (21,641)     (2,002)         -
                                                         --------    --------   --------
           Net cash used in investing activities          (38,859)    (21,438)   (38,550)
                                                         --------    --------   --------

Cash flows from financing activities:
   Increase (decrease) in notes payable                     6,848      (2,892)    13,168
   Proceeds from new borrowings                                69          12     12,037
   Principal payments of long-term debt,
     including current maturities                          (1,233)     (7,508)   (19,187)
  (Decrease) Increase in book overdrafts                   (4,072)      5,467          -
  Dividends paid                                           (4,528)     (4,065)    (3,601)
   Purchase of treasury stock                                 (58)        (43)       (43)
                                                         --------    --------   --------
           Net cash provided by (used in)
           financing activities                            (2,974)     (9,029)     2,374
                                                         --------    --------   --------

Effects of exchange rate changes on
   cash and cash equivalents                                 (147)       (445)         -
Net change in cash and cash equivalents                    (1,624)      1,469     (4,646)
Cash and cash equivalents at beginning of year              6,276       4,807      9,453
                                                         --------    --------   --------
Cash and cash equivalents at end of year                 $  4,652    $  6,276   $  4,807
                                                         ========    ========   ========

                 See notes to consolidated financial statements

                                   Continued

                                      (29)

                           ARROW INTERNATIONAL, INC.

                       (All Dollar Amounts in Thousands)

                                                      for the years ended August 31,
                                                      ------------------------------
                                                        1998        1997      1996
                                                      --------   --------   --------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                  $    784   $    897   $  1,849
Income taxes                                          $ 20,412   $ 21,092   $ 17,305

Supplemental schedule of noncash investing and financing activities:

During 1998, 1997 and 1996, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

Estimated fair value of assets acquired               $ 25,258   $  6,051   $      -
Cash paid for assets, net of cash acquired              21,641      2,002          -
                                                      --------   --------    -------
Liabilities assumed                                   $  3,617   $  4,049   $      -
                                                      ========   ========   ========

Cash paid for businesses acquired:
 Working capital                                      $  3,676   $  2,002   $      -
 Property, plant and equipment                             249          -          -
 Goodwill                                               17,716          -          -
                                                      --------   --------   --------
                                                      $ 21,641   $  2,002   $      -
                                                      ========   ========   ========

                See notes to consolidated financial statements

                                      (30)

                           ARROW INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued for the years ended August 31, 1996, 1997 and 1998

          (All Dollar Amounts in Thousands, Except per Share Amounts)

                                                                                                        Unrealized
                                                                                           Unearned   Gain (Loss) On    Cumulative
                                         Common Stock      Retained     Treasury Stock      Compen-     Marketable     Translation
                                      --------------------             -------------------
                                        Shares    Amount   Earnings    Shares     Amount    sation      Securities      Adjustment
                                      ----------  -------  --------   ---------  --------  ---------  ---------------  ------------
Balance, August 31, 1997              26,478,813  $45,603  $216,173   3,252,687  $(8,374)     $(239)         $(2,158)      $(5,088)

Cash dividends on common
  stock, $.195 per share                                     (4,528)
Purchase of treasury stock                                                1,085      (38)
Forfeiture of restricted stock by
  terminated employees                                                      980      (20)        20
Amortization of unearned
  compensation                                                                                  175
Tax benefit of compensation
  deduction related to
  Restricted Stock Bonus Plan                          58
Unrealized loss on marketable
  securities, net of taxes ($797)                                                                             (1,217)
Translation adjustments                                                                                                     (1,071)
Net income                                                    8,572
                                      ----------  -------  --------   ---------  -------   --------   --------------   -----------
Balance, August 31, 1998              26,478,813  $45,661  $220,217   3,254,752  $(8,432)     $ (44)         $(3,375)      $(6,159)
                                      ==========  =======  ========   =========  =======   ========   ==============   ===========

                See notes to consolidated financial statements

                                   Continued

                                      (31)

                           ARROW INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued for the years ended August 31, 1996, 1997 and 1998

          (All Dollar Amounts in Thousands, Except per Share Amounts)

                                                                                                          Unrealized
                                                                                             Unearned   Gain (Loss) On    Cumulative
                                           Common Stock      Retained     Treasury Stock      Compen-     Marketable     Translation
                                        -------------------             -------------------
                                          Shares    Amount   Earnings    Shares     Amount    sation      Securities      Adjustment
                                        ----------  -------  ---------  ---------  --------  ---------  ---------------  -----------
Balance, August 31, 1996                26,478,813  $45,580  $183,502   3,249,914  $(8,308)     $(469)         $     -      $  (532)


Cash dividends on common
  stock, $.175 per share                                       (4,064)
Purchase of treasury stock                                                  1,213      (33)
Forfeiture of restricted stock by
  terminated employees                                                      1,560      (33)        33
Amortization of unearned
  compensation                                                                                    197
Tax benefit of compensation
  deduction related to
  Restricted Stock Bonus Plan                            23
Unrealized loss on marketable
  securities, net of taxes ($1,425)                                                                             (2,158)
Translation adjustments                                                                                                      (4,556)

Net income                                                     36,735
                                        ----------  -------  --------   ---------  -------   --------   --------------   ----------
Balance, August 31, 1997                26,478,813  $45,603  $216,173   3,252,687  $(8,374)     $(239)         $(2,158)     $(5,088)
                                        ==========  =======  ========   =========  =======   ========   ==============   ==========

                See notes to consolidated financial statements

                                   Continued

                                      (32)

                           ARROW INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued for the years ended August 31, 1996, 1997 and 1998

          (All Dollar Amounts in Thousands, Except per Share Amounts)

                                                                                                         Unrealized
                                                                                            Unearned   Gain (Loss) On   Cumulative
                                          Common Stock      Retained     Treasury Stock      Compen-     Marketable    Translation
                                      --------------------             -------------------
                                        Shares     Amount   Earnings    Shares     Amount    sation      Securities     Adjustment
                                      ----------  --------  ---------  ---------  --------  ---------  --------------  ------------
Balance, August 31, 1995              26,478,813  $45,608   $154,272   3,247,805  $(8,240)     $(703)  $            -        $   -

Cash dividends on common
  stock, $.155 per share                                      (3,601)
Registration costs                                   (109)
Purchase of treasury stock                                                 1,009      (44)
Forfeiture of restricted stock by
  terminated employees                                                     1,100      (24)        24
Amortization of unearned
  compensation                                                                                   210
Tax benefit of compensation
  deduction related to
  Restricted Stock Bonus Plan                          81
Translation adjustments                                                                                                       (532)
Net income                                                    32,831
                                      ----------  -------   --------   ---------  -------   --------   --------------  -----------
Balance, August 31, 1996              26,478,813  $45,580   $183,502   3,249,914  $(8,308)     $(469)  $            -        $(532)
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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 1998 presentation.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. The carrying amount of cash and cash equivalents approximate fair value.

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

Inventory Valuation:

Inventories are valued at lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method.

Goodwill, Intangible and Other Assets:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is amortized using the straight-line method over a period of 15 to 25 years depending on the circumstances. "Intangible and Other Assets, net" include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, from 5-17 years. Management reviews the carrying amount of goodwill, intangible and other assets at each balance sheet date to assess the continued recoverability based on future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required and a market value is not determinable, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. Impairment will be recorded based on an estimate of future discounted cash flows.

                                   Continued

                                      (34)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

1.  Summary of Significant Accounting Policies (Continued):

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method ranging from 3 to 31 years. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

Capitalized Interest:

Interest is capitalized as part of the historical cost of certain property, plant and equipment constructed by the Company for its own use. The amount of interest capitalized is based on a weighted average of the interest rates of outstanding borrowings during the construction period.

Marketable Equity Securities:

Marketable securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. The fair market value of securities held at August 31, 1998 and 1997 was $4,352 and $6,374 and the unrealized holding loss was $3,375 and $2,158, respectively.

Financial Instruments:

The Company enters into foreign currency exchange forward contracts, which are derivative financial instruments, with certain major financial institutions to reduce the effect of fluctuating exchange rates, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. In 1997, the Company classified a portion of certain Intercompany receivables as long-term investments. The foreign exchange translation effect related to the investment is included in the cumulative translation adjustment section of shareholders' equity. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. In 1998, the Company entered into an interest rate swap agreement to reduce the impact of its floating rate debt. The interest rate swap agreement allows the Company to exchange floating rate for fixed interest payments over the life of the agreement. The differential is accrued as interest rates change and is recorded as interest expense. The Company does not use financial instruments for trading or speculative purposes.

Revenue Recognition:

Revenue is recognized at the time products are shipped and title has passed to the customer. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances.

Income Taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested and amounted to $8,193 and $7,268 at August 31, 1998 and 1997, respectively. No deferred taxes have been provided on these earnings.

                                   Continued

                                      (35)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

1.  Summary of Significant Accounting Policies (Continued):

Foreign Currency Translation:

During fiscal 1998 and 1997 most of the Company's foreign subsidiaries used their local currency as the functional currency and translated all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and recorded adjustments from the translation in a separate component of shareholders' equity. The foreign subsidiaries that still used the U.S. dollar as the functional currency translated monetary assets and liabilities at year-end exchange rates and inventories, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts were translated at the average rates in effect during the year, except that depreciation, amortization and cost of sales were translated at historical rates. Adjustments resulting from the translation of the entities were included in "Other expenses (income)" of the consolidated statements of income. Gains and losses resulting from transactions of the Company and its foreign subsidiaries were included in "Other expenses (income)". Aggregate foreign exchange losses were $1,102, $1,996 and $919 for the years ended August 31, 1998, 1997 and 1996, respectively.

Concentration of Credit Risk:

Concentration of credit risk with respect to trade receivables is limited due to both the large number of customers and their geographic dispersion. As of August 31, 1998 and 1997, the Company had no significant concentrations of credit risk.

Postretirement Benefits Other Than Pensions:

Postretirement health care and life insurance benefits are recorded using the accrual method of accounting based on actuarially determined costs, which are recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits.

Earnings/(Loss) Per Share

Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted earnings/(loss) per share does not assume the exercise of options that would have an antidilutive effect on earnings/(loss) per share.

Cost of Start-up Activities:

In the fourth quarter 1998, the Company adopted Statement of Position (SOP) 98-5 "Reporting the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). It requires costs of start-up activities and organization costs to be expensed as incurred. As a result of the adoption, the Company recorded additional expense included in "Special Charges" of $580 ($368 after tax) or $.016 per basic and diluted common share.

                                   Continued

                                      (36)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

2.   Special Charges:

In the fourth quarter 1998, and in accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the Company's accounting policy for goodwill, intangible and other assets, the Company recorded a non-cash pre-tax special charge of $36 million ($32 million after tax or $1.38 basic and diluted per share) to write down to fair value certain goodwill and intangible assets. As a result of the Company's successful development of more advanced cardiac assist products, the Company estimated that the carrying value of the goodwill was not recoverable. Accordingly, the Company has reduced the carrying value of goodwill related to previously acquired cardiac assist products by $29 million. The remaining carrying value of these intangible assets will be amortized using the straight-line method over the estimated periods of benefits, from 5 to 17 years.

3.   Business Acquisitions:

On July 15, 1997, the Company expanded its critical care product line by acquiring the implantable constant flow drug delivery pump product business of Strato/Infusaid Inc., a former subsidiary of Pfizer, Inc. The acquisition has been accounted for using the purchase method of accounting. In conjunction with the acquisition, the Company discontinued manufacturing operations effective on or about November 30, 1997, and compensation expense of $3,464 was accrued and paid for employee terminations. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired, $6,051 and the liabilities assumed, $4,049. The results of operations are included in the Consolidated Statements of Income from the date of acquisition.

On November 5, 1997, the Company continued its expansion into the cardiac care market by purchasing the assets of the Cardiac Assist Division of the Boston Scientific Corporation, a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump, for $7.3 million. The acquisition has been accounted for using the purchase method of accounting. The results of operations are included in the Consolidated Statements of Income from the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired of approximately $5.5 million is being amortized over a period of 15 years.

On August 3, 1998, the Company acquired Medical Parameters, Inc. (MPI), a maker of custom manufactured tubing sets used by critical care physicians to connect central venous catheters to blood pressure monitoring devices and drug infusion systems for $15 million in cash. The acquisition has been accounted for using the purchase method of accounting. The results of operations are included in the Consolidated Statements of Income from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $12.2 million is being amortized over a period of 25 years.

Pro forma amounts are not presented as the aforementioned acquisitions had no material effect on the Company's results of operations or financial condition for any of the years presented.

                                   Continued

                                     (37)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

4.   Stock Option Plans:

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

The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 1998, 1997 and 1996 fiscal years.

On December 1, 1993 and February 11, 1994, the Company issued 44,900 and 8,200 shares, respectively, of restricted common stock to certain employees pursuant to the 1992 Plan. The market value of the shares awarded, based on the closing price of $20.75 and $23.125 per share, as reported by the Nasdaq stock market on the dates of the awards, was $932 and $190, respectively. The transactions were recorded as unearned compensation in a separate component of shareholders' equity and are being amortized to expense over the five year vesting period.

In fiscal years 1998 and 1996, options to purchase 180,900 and 171,700 shares, respectively of the Company common stock were granted to key employees of the Company pursuant to the 1992 plan. There were no options granted in the fiscal year 1997. The option price per share ranged from $27.75 to $35 in fiscal year 1998 and was $38 in fiscal year 1996. These amounts represent the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and become exercisable at any time once vested.

On January 21, 1998, January 15, 1997 and January 17, 1996, options to purchase 6,500, 10,500 and 5,000 shares, respectively, of the Company common stock were granted to directors of the Company pursuant to the Directors Plan. The option price per share for the 1998, 1997 and 1996 awards were $38.375, $29.25 and $38, respectively, the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and become exercisable at any time once vested.

                                   Continued

                                     (38)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

4.  Stock Option Plans (Continued):

Stock option activity for the years ended August 31, 1998, 1997 and 1996 is summarized below:

                            Weighted            Weighted           Weighted
                             Average             Average            Average
                   Shares   Exercise   Shares   Exercise  Shares   Exercise
                    1998     Price      1997     Price     1996     Price
                  --------  --------  --------  --------  -------  --------
Outstanding at
   September 1    174,420     $37.47  176,700     $38.00        0         -
Granted           187,400     $31.95   10,500     $29.25  176,700    $38.00
Exercised               0          -        0          -        0         -
Terminated        (15,560)    $37.17  (12,780)    $38.00        0         -
                  -------             -------             -------

Outstanding at
   August 31      346,260     $34.50  174,420     $37.47  176,700    $38.00
Exercisable at
   August 31       74,380     $36.76   37,120     $38.00        0         -

Stock options outstanding at August 31, 1998 are summarized below:

                                      Weighted       Weighted                Weighted
                                       Average        Average                 Average
      Range of          Number        Remaining       Exercise    Number      Exercise
  Exercise Prices     Outstanding  Contractual Life    Price    Exercisable    Price
--------------------  -----------  ----------------  ---------  -----------   --------
$ 27.75 - $38.375       346,260       8.33 years     $ 34.50      74,380     $ 36.76

The Company adopted the disclosure provisions of FAS No. 123, "Accounting for Stock-Based Compensation". As permitted under FAS 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995, had been applied.

The per share weighted average value of stock options granted in 1998,1997 and 1996 was $13.35, $13.88 and $15.50, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                             1998         1997         1996
                           --------     --------     --------
Risk-free interest rate     6.13%        5.17%        5.26%
Dividend yield              0.66%        0.58%        0.58%
Volatility factor          40.00%       40.00%       40.00%
Expected lives             5 years      4 years      5 years

Had compensation expense for stock options granted in 1998, 1997 and 1996 been recorded

                                   Continued

                                     (39)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

4.  Stock Option Plans (Continued):

based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of income tax effects, for the years ended August 31, 1998, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                 1998       1997        1996
                                                ------     -------     -------
Net income applicable to common shareholders
As reported                                     $8,572     $36,735     $32,831
Pro forma                                       $7,949     $36,375     $32,615

Basic and diluted earnings per
  common share
As reported                                     $ 0.37     $  1.58     $  1.41
Pro forma                                       $ 0.34     $  1.57     $  1.40

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option grants vest in cumulative increments over a period of five years.

5.  Related Party Transactions:

During the year ended August 31, 1998, the Company assumed certain pension and retirement health care benefit obligations of Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership, to former employees of Precision who are currently, or previously were, employed by the Company in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. See Note 12. Retirement Benefits for additional details related to this transaction. In addition, Precision transferred to the Company, with no payment by either party to the other, its rights and responsibilities under a split dollar life insurance policy covering the former Chief Operating Officer of Precision.

The Company also made payments on behalf of Precision in the amount of $170, relating to activities of Precision prior to August 29, 1997, for which reimbursement was offset by credits of $37 issued by the Company to Precision against previous charges for utilization of certain of the Company's facilities, personnel and services during the twelve month period ended August 29, 1997.
The Company made no purchases from Precision during the year ended August 31, 1998. The Company had a net receivable from Precision amounting to $369 at August 31, 1998.

During fiscal 1997, certain of the Company facilities, personnel and services were utilized by Precision. Effective August 29, 1997, such utilization ended when Precision Medical Products, Inc., the wholly owned and remaining operating subsidiary of Precision, was acquired by a company formed by certain management employees of Precision.

                                  (Continued)

                                      (40)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

5.  Related Party Transactions (Continued):

The Company charged Precision $379 and $478 for the cost of such utilization during the years ended August 31, 1997 and 1996, respectively. The Company made purchases from Precision amounting to $1,199 and $1,222 for the years ended August 31, 1997 and 1996, respectively.

In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to, $891 and $974 during the years ended August 31, 1997 and 1996, respectively.
The Company had a net receivable from Precision of $190 at August 31, 1997.

In June 1996, the Company purchased for $1,135 certain assets from a subsidiary of Precision that manufactured and marketed gastroenterological medical products.

6.  Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $3,638, $3,201 and $3,094 for the years ended August 31, 1998, 1997 and 1996, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

          Year Ending August 31,                           Total
          ----------------------                         --------
                   1999                                  $ 3,084
                   2000                                    2,081
                   2001                                    1,318
                   2002                                      809
                   2003                                      333
                   Thereafter                                551
                                                         -------
                                                         $ 8,176
                                                         =======

7.  Inventories:

Inventories are summarized as follows:

                                                            August 31,
                                                            ----------

                                                            1998     1997
                                                         -------  -------
Finished goods                                           $24,875  $20,718
Semi-finished goods                                       18,492   13,906
Work-in-process                                            9,558    9,900
Raw materials                                             17,667   12,810
                                                         -------  -------
                                                         $70,592  $57,334
                                                         =======  =======

                                   Continued

                                     (41)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

8.  Credit Facilities:

As of August 31, 1998 and 1997, the Company had U.S. bank credit facilities providing a total of $50,000, in revolving credit for general business purposes of which $23,322 and $18,902 were outstanding, respectively. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the bank or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 1998 and 1997, the weighted average interest rates on short-term borrowings were 5.3% and 5.7%, respectively. At August 31, 1998 and 1997, certain of the Company's foreign subsidiaries had available revolving credit facilities, at market rates of interest, totaling the U.S. dollar equivalent of $11,323 and $11,791, under which $6,407 and $3,076 was outstanding, respectively. The Company is required to maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a working capital ratio of 1.25 to 1 or greater. At August 31, 1998 and 1997, the carrying amount of short-term borrowings approximated fair value and the Company was in compliance with its lending agreements and convenants.

9.  Accrued Compensation:

The components of accrued compensation at August 31, 1998 and 1997 are as follows:

                                           1998    1997
                                          ------  ------
Accrued vacation pay                      $2,780  $2,929
Accrued payroll                            1,983   5,016
Accrued productivity plan compensation     1,668   1,683
Other                                        446     317
                                          ------  ------
                                          $6,877  $9,945
                                          ======  ======

                                   Continued

                                     (42)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

10.  Long-Term Debt:

Long-term debt consists of the following:

                                                                     August 31,
                                                                  1998       1997
                                                                 -----     -------
Bank note payable in July 2001, plus interest at
a quoted fixed rate or at a variable rate based upon
LIBOR plus 0.75%. As of August 31, 1998 the interest rate
is fixed at 4.55% through July 1999.  At August 31, 1997, the
interest rate was fixed at 4.19%                                   $10,066  $ 9,828

Industrial Development Authority Bonds, $3,500
face amount, subject to mandatory annual sinking
fund payments of $200 from December 1989 through
December 1998; and $300 from December 1999 through
December 2003; plus interest at a variable rate ranging
from 3.35% to 4.90% in 1998 and from 3.35% to 5.00%
in 1997                                                              1,700    1,900

Bank note payable in equal quarterly installments
of $500 paid May 1998, plus interest at a variable
rate based upon LIBOR plus 0.875%, previously 6.25%
at May 31, 1998 and 6.53% at August 31, 1997                             -    1,500

Bank note payable in quarterly installments of
$89 through March 1999, plus interest at a fixed
rate of 1.34% at August 31, 1998 and 1997                              267      725

Bank note payable in monthly installments
of $5 through October 2001, plus interest at
a fixed rate of 1.50% at August 31, 1998 and 1997                      175      268

Bank note paid in October 1997, plus interest at
a fixed rate of 4.20% at August 31, 1997                                 -      497
                                                                   -------  -------

Total debt                                                         $12,208  $14,718

Less current maturities                                                522    2,675
                                                                   -------  -------

                                                                   $11,686  $12,043
                                                                   =======  =======

                                   Continued

                                     (43)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

10.  Long-Term Debt (Continued):

The Industrial Development Authority Bonds are collateralized by a $1,927 letter of credit and the Company's headquarters, research and development, and manufacturing facility in Reading, PA. The Company also has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $4,027 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were 0.75% per annum at August 31, 1998.

Following is a schedule by year showing maturities of long-term debt for each of the five years in the period ending August 31, 2003:

           Year Ending August 31,           Total
           ----------------------         -------
                  1999                    $   522
                  2000                        355
                  2001                     10,421
                  2002                        310
                  2003                        300
                  Thereafter                  300
                                          -------
                                          $12,208
                                          =======

Total interest costs for fiscal 1998, 1997 and 1996 were $2,091, $2,510 and $3,170 respectively, of which $1,307, $1,613 and $1,321, respectively, were capitalized.

At August 31, 1998 and 1997, the carrying amount of long term debt approximated fair value.

11.  Income Taxes:

The provision (benefit) for income taxes consists of:

                                1998
                 ------------------------------------

                 Federal   State    Foreign    Total
                 -------   ------   -------   -------
     Current     $16,407   $2,020    $  380   $18,807
     Deferred        178       24         -       203
                 -------   ------    ------   -------
                 $16,585   $2,044    $  380   $19,010
                 =======   ======    ======   =======

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

                                     (44)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

11.  Income Taxes (Continued):

Research and development tax credits were $367, $509 and $88 in fiscal 1998, 1997 and 1996, respectively.

Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes and balance sheet classifications are recorded as of August 31, 1998 and 1997:


Deferred tax assets (liabilities):                      1998        1997
                                                      --------    --------
 Accounts receivable                                  $  (311)   $    293
 Inventories                                            1,727       1,826
 Marketable securities                                  2,229       1,425
 Property, plant and equipment                         (7,942)     (4,395)
 Intangible assets                                      5,506       1,362
 Accrued liabilities                                   (1,257)     (1,204)
 Accrued compensation                                     738         859
 Postretirement benefits other than pensions            3,808       3,324
                                                      -------    --------
                                                      $ 4,498    $  3,490
                                                      =======    ========

Balance Sheet classification:
 Current deferred tax assets                          $ 2,040    $  2,833
 Non current deferred tax assets                        2,458         657
                                                      -------    --------
                                                      $ 4,498    $  3,490
                                                      =======    ========

The sources of significant temporary differences which gave rise to deferred taxes and their effects were as follows:

                                              1998     1997        1996
                                            -------   -------    --------
Accounts receivable                         $   604   $   (27)   $     58
Depreciation and amortization                 4,075       410       1,731
Marketable securities                          (804)   (1,425)          -
Common stock issued
   to employees                                  66        21          94
Accrued vacation pay                             55      (150)        (15)
Inventories                                      99      (248)     (1,759)
Postretirement benefits
   and other liabilities                       (484)     (145)       (150)
Intangible assets                            (4,673)        -         735
Other                                            54       307         477
                                            -------   -------    --------

                                            $(1,008)  $(1,257)   $  1,171
                                            =======   =======    ========

                                   Continued

                                     (45)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

11.  Income Taxes (Continued):

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                              1998   1997   1996
                                              -----  -----  -----
Statutory federal income tax rate             35.0%  35.0%  35.0%
State income taxes, net of federal benefit     4.8    3.8    1.9
Foreign statutory tax rates differential        .7    1.8    3.0
Foreign sales corporation                     (6.2)  (2.9)  (3.3)
Research and development tax credit           (1.3)  (1.0)     -
Goodwill amortization                         32.7      -      -
Other                                          3.2    1.8     .4
                                              ----   ----   ----
Effective tax rate                            68.9%  38.5%  37.0%
                                              ====   ====   ====

12.  Retirement Benefits:

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

As discussed in Note 5 Related Party Transactions, the Company assumed certain pension obligations of Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership, to former employees of Precision who are currently or previously were, employed by the Company in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's two pension plans, both of which were overfunded as of August 31, 1997, were merged with the Company's pension plans covering comparable employees. The Company paid Precision $2,975, the amount by which the value of Precision's pension plan assets exceeded the actuarially determined present value of Precision's pension plan obligations. The payment exceeded the prepaid pension asset recorded on Precision's financial statements by $2,071. This difference ("Plan acquisition differential") is being amortized over an actuarially determined period.

                                   Continued

                                     (46)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

12.  Retirement Benefits (Continued):

Pension Plans (Continued):

The following tables set forth the plan's funded status and amounts recognized in the Company's balance sheet at August 31, 1998 and 1997:

                                                                        Assets              Accumulated
                                                                 Exceeded Accumulated    Benefits Exceeded
                                                                       Benefits               Assets
                                                                   1998        1997       1998       1997
                                                                ----------  ----------  ---------  ---------
Actuarial present value
of benefit obligations:
 Vested                                                          $(16,983)   $(11,598)  $(16,550)  $ (9,530)
 Nonvested                                                            (44)        (61)      (665)      (586)
                                                                 --------    --------   --------   --------
Accumulated benefit obligation                                    (17,027)    (11,659)   (17,215)   (10,116)
Effect of projected future
 salary increases                                                      (1)        (32)    (6,655)    (5,810)
                                                                 --------    --------   --------   --------
Projected benefit obligation                                      (17,028)    (11,691)   (23,870)   (15,926)
Less plan assets at fair value                                     28,704      23,491     17,942     14,648
                                                                 --------    --------   --------   --------
Plan assets in excess of (less than)
 projected benefit obligation                                      11,676      11,800     (5,928)    (1,278)
Unrecognized net (gain)                                            (5,268)     (6,436)      (464)    (2,617)
Unrecognized prior service cost                                     2,288         824      2,934      1,364
Unrecognized net obligation                                        (1,159)     (1,279)       327        271
Plan acquisition differential                                         852           -      1,069          -
                                                                 --------    --------   --------   --------
Prepaid pension asset (liability)                                $  8,389    $  4,909   $ (2,062)  $ (2,260)
                                                                 ========    ========   ========   ========

Net periodic pension cost includes the following components:

                                                                   1998        1997       1996
                                                                 --------    --------   --------
Service cost                                                     $  2,118    $  1,560   $  1,577
Interest cost                                                       2,768       1,903      1,701
Actual return on plan assets                                         (399)     (7,395)    (3,455)
Net amortization and deferral                                      (4,146)      4,391        924
Amortization of plan acquisition differential                         150           -          -
                                                                 --------    --------   --------

Net periodic pension cost                                        $    491    $    459   $    747
                                                                 ========    ========   ========

Actuarial assumptions used in accounting for the plans for the years ended August 31, 1998, 1997 and 1996 were as follows:

                             1998   1997   1996
                             -----  -----  -----
Discount Rate:
  Pension Expense            7.75%  8.00%  7.50%
  Benefit Obligations        7.00%  7.75%  8.00%

Rate of increase in
     compensation levels:
  Pension Expense            5.00%  5.00%  5.00%
  Benefit Obligations        4.00%  5.00%  5.00%

                                   Continued

                                     (47)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

12.  Retirement Benefits (Continued):

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

As discussed in Note 5 Related Party Transactions, the Company assumed certain postretirement benefit obligations of Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership, to former employees of Precision who are currently or previously were, employed by the Company in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's postretirement benefit plan, which was unfunded as of August 31, 1997, was merged with the Company's postretirement plan covering comparable employees. Precision paid the Company $757, the actuarially determined present value of Precision's postretirement benefit plan obligations. The payment exceeded the post retirement benefit liability recorded on Precision's financial statements by $607. This difference, ("Plan acquisition differential") is being amortized over an actuarially determined period.

For the years ended August 31, 1998, 1997 and 1996, respectively, the components of periodic expense for the postretirement benefits are as follows:

                                                 1998    1997    1996
                                                ------  ------  ------
Service cost - benefits earned during year      $ 271   $ 297   $ 305
Interest cost                                     534     408     375
Amortization of Net Transition Obligation          49       -
Amortization of Prior Service Cost                (84)    (84)    (26)
Amortization of Unrecognized Net (Gain)\Loss      (25)    (67)    (49)
Amortization of Plan Acquisition and
   Differential                                   (29)      -       -
                                                -----   -----   -----
Total Expense                                   $ 716   $ 554   $ 605
                                                =====   =====   =====

                                   Continued

                                     (48)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

12.  Retirement Benefits (Continued):

At August 31, 1998 and 1997, respectively, the actuarial and recorded liabilities for these postretirement benefits, none of which have been funded, are as follows:

                                                   1998      1997
                                                  ------  --------
Accumulated postretirement
  benefit obligation:
    Retirees and dependents                    $  2,875   $  1,529
    Fully eligible active plan participants       2,399      1,278
    Other active participants                     2,582      3,048
                                               --------   --------
Excess of accumulated postretirement
  benefit obligation over assets                  7,856      5,855
Unrecognized prior service cost                     795        879
Unrecognized transition obligation                 (827)         -
Unrecognized gain                                 1,014      1,467
Plan acquisition differential                       578          -
                                               --------   --------
Liability included on the balance sheet           9,416      8,201
Less current portion                                450        301
                                               --------   --------
Noncurrent liability                           $  8,966   $  7,900
                                               ========   ========

The actuarial assumptions used to measure the accumulated postretirement benefit obligation as of August 31 are as follows:

                                                       1998    1997    1996
                                                      ------  ------  -------
Assumed discount rate                                  7.00%   7.75%    8.00%
Initial health care cost trend rate                    8.00%   8.00%   10.00%
Decreasing to ultimate health care cost trend rate     5.00%   5.00%    5.00%
Effect of one- percent increase in
   health care cost trend rate:
On cost components                                    $  73   $  99   $   92
On accumulated benefit obligation                     $ 583   $ 689   $  654

It is anticipated that the health care cost trend rate will decrease gradually from 7.00% in 1999 to 5.00% in the year 2009.

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan was $838, $789 and $737 for the fiscal years ended August 31, 1998, 1997 and 1996, respectively.

                                   Continued

                                     (49)

13.  Geographical Information:

  The following tables present information about operations in certain significant geographic areas:

                                                      1998
                          ----------------------------------------------------------------------
                            United     Asia and             Other
                           States(1)    Africa    Europe   Foreign   Eliminations   Consolidated
                          -----------  --------  --------  --------  -------------  ------------
Sales to unaffiliated
  customers               $196,378      $28,270  $29,197    $7,045                      $260,890
Transfers between
  geographic areas          49,681                                      $ (49,681)             -
                          --------      -------  -------    ------      ---------   ------------
Total revenue             $246,059      $28,270  $29,197    $7,045      $ (49,681)      $260,890
                          ========      =======  =======    ======      =========   ============
Operating income          $ 27,345      $   599  $   435    $  841                      $ 29,220
                          ========      =======  =======    ======
Other expense, net                                                                        (1,638)
                                                                                    ------------
Income from operations
  before income taxes                                                                   $ 27,582
                                                                                    ============
Identifiable assets at
  August 31               $355,092      $12,329  $51,242    $4,766      $(103,338)      $322,881
                          ========      =======  =======    ======      =========   ============
                                                      1997
                          ----------------------------------------------------------------------
                           United      Asia and             Other
                           States       Africa   Europe    Foreign   Eliminations   Consolidated
                          --------     --------  -------   -------   ------------   ------------
Sales to unaffiliated
  customers               $180,074      $29,223  $30,547    $6,045              -       $245,889
Transfers between
  geographic areas          52,023            -        -         -      $ (52,023)             -
                          --------      -------  -------    ------      ---------   ------------
Total revenue             $232,097      $29,223  $30,547    $6,045      $ (52,023)      $245,889
                          ========      =======  =======    ======      =========   ============
Operating income          $ 60,904      $ 1,160  $   (90)   $ (212)                     $ 61,763
                          ========      =======  =======    ======
Other expense, net                                                                        (2,031)
                                                                                    ------------
Income from operations
  before income taxes                                                                   $ 59,732
                                                                                    ============
Identifiable assets at
  August 31               $342,121      $12,338  $40,919    $4,547      $ (79,552)      $320,373
                          ========      =======  =======    ======      =========   ============
                                                      1996
                          ----------------------------------------------------------------------
                           United      Asia and             Other
                           States       Africa   Europe    Foreign   Eliminations   Consolidated
                          --------     --------  -------   -------   ------------   ------------
Sales to unaffiliated
  customers               $167,914      $30,550  $26,092    $5,389              -       $229,945
Transfers between
  geographic areas          44,071            -        -         -      $ (44,071)             -
                          --------      -------  -------    ------      ---------   ------------
Total revenue             $211,985      $30,550  $26,092    $5,389      $ (44,071)      $229,945
                          ========      =======  =======    ======      =========   ============
Operating income          $ 51,534      $ 1,078  $ 1,589    $ (212)                     $ 54,413
                          ========      =======  =======    ======
Other expense, net                                                                        (2,300)
                                                                                    ------------
Income from operations
  before income taxes                                                                   $ 52,113
                                                                                    ============
Identifiable assets at
  August 31               $305,726      $12,187  $41,843    $4,141      $ (64,476)      $299,421
                          ========      =======  =======    ======      =========   ============

Export sales for domestic operations to unaffiliated customers were $32,688, $28,410 and $25,562 for the years ended August 31, 1998, 1997 and 1996, respectively.


(1) Included in United States Operating income was a special charge of $36,249

                                   Continued

                                     (50)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

14.  Financial Instruments:

During fiscal 1998 and 1997, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.7% and 26.8%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposure. In April 1998 the Company entered into an interest rate swap agreement to reduce the impact of its floating rate debt. The swap agreement exchanges floating rates for fixed interest payments over the life of the agreement.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At August 31, 1998, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through March 1999. The following table identifies forward exchange contracts to sell foreign currencies and interest rate swap agreement at August 31, 1998 and 1997 as follows:

                                                  August 31, 1998              August 31, 1997
                                               Notional   Fair Market      Notional      Fair Market
                                               Amounts       Value          Amounts         Value
                                               --------  ------------  ---------------  -----------
Foreign currency: (U.S. Dollar Equivalents)

 Japanese yen                                   $ 7,062      $ 6,404           $ 6,410      $ 6,210
 German marks                                         -            -             2,926        2,762
 French francs                                    1,168        1,191             1,751        1,707
 Spanish pesetas                                  1,468        1,507             2,531        2,489
 Canadian dollars                                     -            -             2,176        2,161
 Greek drachmas                                   1,136        1,203             1,394        1,407
 Mexican peso                                       909          977             1,109        1,151
 African rand                                         -            -             1,470        1,492
 Netherlands guilder                                498          503               994          983
Interest rate swap agreement                      5,000          (77)                -            -
                                                -------      -------           -------      -------
                                                $12,241      $11,785           $20,761      $20,362
                                                =======      =======           =======      =======

                                   Continued

                                     (51)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

14.  Financial Instruments (Continued):

In 1998, the Company entered into an interest rate swap to reduce the impact of its floating rate debt. The swap agreement allows the Company to exchange floating rates for fixed interest payments over the life of the agreement. The differential is accrued as interest rates change and is recorded as interest expense. The agreement expires in May 2003, but allows for early termination. The effect of the agreement is to limit interest rate exposure to 5.62% on $5.0 million of its revolving credit. As a result of the swap agreement interest expense was increased by $2.0.

15.  Contingencies:

The Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available, the Company believes it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions would not have a material effect on the Company's financial position or results of operations.

16.  Statements of Financial Accounting Standards not yet Adopted:

On March 4, 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use". The SOP provided guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998, but earlier application is encouraged. The Company does not anticipate the adoption of this new standard to have a material effect on the Company's consolidated financial statements. The Company will adopt this standard in fiscal year 1999.

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

In June 1997, the FASB issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The statement is effective for fiscal years beginning after December 15, 1997. The Company need not currently adopt the standard as the Company maintains separate financial information available for regular evaluation by the chief operating decision maker for only one segment.

During February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (FAS 132). FAS 132 does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures that are no longer as useful. The statement is effective for fiscal years beginning after December 15, 1997, but earlier application is encouraged. The adoption of SFAS No. 132 is not expected to have any impact on the Company's results of operations, financial position or cash flows.

On June 15, 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and

                                   Continued

                                     (52)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

16.  Statements of Financial Accounting Standards not yet Adopted (Continued):

Hedging Activities" (FAS 133). FAS 133 establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. FAS 133 is effective for fiscal years beginning after June 15, 1999, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The adoption of this new standard will not have a material effect on the Company as FAS 133 retains the provisions of Statement of Accounting Standards No. 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting and does not change the accounting for interest rate swaps.

17.  Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 1998 are as follows:

                                              Quarter
                              ---------------------------------------
                               11-30-97   2-28-98   5-31-98   8-31-98
                              ---------  --------  --------  --------
Net sales                     $  63,769  $ 66,770  $ 65,735  $ 64,616
Cost of goods sold               27,860    29,831    28,499    27,882
                              ---------  --------  --------  --------
Gross profit                     35,909    36,939    37,236    36,734

Operating expenses
Research, development
  and engineering                 4,158     4,330     4,799     5,107
Selling, general and
  administrative                 15,295    15,349    16,291    16,020
Special charge                        -         -         -    36,249

Operating income (loss)          16,456    17,260    16,146   (20,642)

Other expenses                      178       217       599       644

Income (loss) before
  income taxes                   16,278    17,043    15,547   (21,286)

Provision for income taxes        6,104     6,391     5,830       684

Net income (loss)             $  10,174  $ 10,652  $  9,717  $(21,970)

Basic and diluted
  earnings (loss)
  per common share            $     .44  $    .46  $    .42  $   (.95)

Weighted average common
shares outstanding (000's)       23,226    23,225    23,224    23,224

In the fourth quarter, the Company recorded a special charge (see footnote 2).

                                   Continued

                                      (53)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

17.  Summary of Quarterly Results (unaudited) (Continued):

Quarterly financial results for the year ended August 31, 1997 are as follows:

                                              Quarter
                              ---------------------------------------
                               11-30-96   2-28-97   5-31-97   8-31-97
                              ---------  --------  --------  --------
Net sales                     $  59,190  $ 61,965  $ 62,107  $ 62,627
Cost of goods sold               27,405    27,978    27,900    27,528
                              ---------  --------  --------  --------
Gross profit                     31,785    33,987    34,207    35,099

Operating expenses
Research, development
  and engineering                 3,808     3,993     4,090     3,981
Selling, general and
  administrative                 13,960    14,336    14,366    14,781

Operating income                 14,017    15,658    15,751    16,337

Other expenses                      552       598       313       568

Income before
  income taxes                   13,465    15,060    15,438    15,769

Provision for income taxes        5,184     5,798     5,944     6,071

Net income                    $   8,281  $  9,262  $  9,494  $  9,698

Basic and diluted
  earnings per
  common share                $     .36  $    .40  $    .41  $    .42

Weighted average common
shares outstanding (000's)       23,229    23,227    23,226    23,226

18.  Subsequent Events

In August 1998, the Company signed an agreement to purchase for $28 million the global intra-aortic balloon catheter and pump business of C.R. Bard, Inc. The acquisition is currently being reviewed pursuant to a second request for information by the Federal Trade Commission (FTC) under the Hart Scott-Rodino Antitrust Improvements Act of 1976. Sales of C.R. Bard's intra-aortic balloon products were approximately $14 million in 1998.

19.  Earnings per Share:

In the second quarter of 1998, the Company adopted Statement of Accounting Standards No. 128, "Earnings per Share", which requires presentation in the Consolidated Statement of Income of both basic and diluted earnings per share. The Company restated all prior years' per


                                   Continued

                                      (54)

                           ARROW INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All Dollar Amounts in Thousands, Except Share and Per Share Amounts)

19.  Earnings per Share (Continued):

share amounts presented in these Consolidated Financial Statements and notes according to FAS 128. Earnings per common share (basic) as calculated in accordance with this Statement does not differ from earnings per share reported in prior periods and earnings (loss) per common share assuming dilution is not materially different.

The net income effect of dilutive securities was not significant. A reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution follows:

                                        1998        1997        1996
                                     ----------  ----------  ----------
Average common shares outstanding    23,224,780  23,227,102  23,229,867
Common shares issuable(1)                   925         -0-         -0-
                                     ----------  ----------  ----------

Average common shares
   outstanding assuming dilution     23,225,705  23,227,102  23,229,867

(1)  Issuable primarily under stock option plans.

Stock options outstanding at August 31, 1998 to purchase 335,760 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

In 1997 and 1996, the weighted average number of shares outstanding for the basic and diluted per share calculations are identical since the assumed exercise of outstanding options would be antidilutive.

                                      (55)

PricewaterhouseCoopers LLP



                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and
Shareholders of Arrow International, Inc.:

Our audits of the consolidated financial statements of Arrow International, Inc. referred to in our report dated October 5, 1998 appearing in Item 14(a)(1) of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP



Philadelphia, Pennsylvania
October 5, 1998

                                      (56)

                                  SCHEDULE II

                           ARROW INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


           (Column A)                       (Column B)           (Column C)            (Column D)      (Column E)
           ----------                       ----------     ----------------------      ----------      ----------
                                                                  Additions
                                                           ----------------------
                                                           Charges /      Charged
                                            Balance at    (Credits)to    to Other                      Balance at
                                            Beginning      Cost and       Accounts      Deductions        End
            Description                     of Period      Expenses      (Describe)    (Describe)(1)   of Period
            -----------                     ----------     ---------     ---------     ----------      ----------
For the year ended August 31, 1996:
 Accounts receivable:
  Allowance for doubtful accounts           $      650     $     150             -     $        26     $      774
                                            ==========     =========     =========     ===========     ==========

 Investment, at cost:
  Valuation reserve                         $      780             -             -     $       780     $        -
                                            ==========     =========     =========     ===========     ==========

For the year ended August 31, 1997:
 Accounts receivable:
  Allowance for doubtful accounts           $     774      $     195             -     $       114     $      855
                                            ==========     =========     =========     ===========     ==========

For the year ended August 31, 1998:
 Accounts receivable:
  Allowance for doubtful accounts           $     855      $     116             -     $       203     $      768
                                            ==========     =========     =========     ===========     ==========


(1) Deductions represent write-off of accounts receivable and investment.

                                      (57)


EXHIBIT        DESCRIPTION
NUMBER         OF EXHIBIT                                 METHOD OF FILING
-------        ----------                                 ----------------
 3.1           Restated Articles of Incorporation of      Incorporated by reference from
               the Company.                               Exhibit 3.1 to the Company's Annual
                                                          Report on Form 10-K for the fiscal
                                                          year ended August 31, 1992

 3.2           By-laws of the Company, as amended         Incorporated by reference from
               and restated.                              Exhibit 3.4 to the Company's
                                                          Registration Statement on Form S-1
                                                          File No. 33-47163 ("Registration
                                                          Statement")

 4.1           Form of Common Stock certificate.          Incorporated by reference from
                                                          Exhibit 4.1 to the Company's
                                                          Registration Statement

 10.1          1992 Stock Incentive Plan.                 Incorporated by reference from
                                                          Exhibit 10.1 to the Company's
                                                          Registration Statement

 10.2          Investment Plan - 401(k).                  Incorporated by reference from
                                                          Exhibit 10.2 to the Company's
                                                          Registration Statement

 10.3.1        Amended and Restated Retirement            Incorporated by reference from
               Plan for Salaried Employees of the         Exhibit 10.3 to the Company's
               Company, effective September 1, 1989.      Registration Statement

 10.3.2        Amended and Restated Retirement            Incorporated by reference from
               Plan for Salaried Employees of the         Exhibit 10.3.2 to the Company's
               Company, effective September 1, 1989,      Annual Report on Form 10-K for
               as amended.                                the year ended August 31, 1993
                                                          (the "1993 Form 10-K")

 10.4          Amended and Restated Restricted            Incorporated by reference from
               Stock Bonus Plan.                          Exhibit 10.4 to the Company's
                                                          Registration Statement

 10.5          Split Dollar Life Insurance                Incorporated by reference from
               Agreements, dated December 16,             Exhibit 10.5 to the Company's
               1991, between the Company and              Registration Statement
               James H. Miller, as Trustee under the
               provisions of a certain Irrevocable
               Trust Agreement with Marlin Miller, Jr.
               dated December 13, 1991.

 10.6          Split Dollar Life Insurance Agreements,    Incorporated by reference from
               dated December 16, 1991, between the       Exhibit 10.6 to the Company's
               Company and Raymond Neag                   Registration Statement
               Irrevocable Trust, dated October 11,
               1991, Evelyn Neag, Trustee.


                                      (58)

EXHIBIT        DESCRIPTION
Number         OF EXHIBIT                                 METHOD OF FILING
---------      --------------------------------------     ------------------------------
 10.7          Split Dollar Life Insurance Agreements     Incorporated by reference from
               dated December 16, 1991, between           Exhibit 10.7 to the Company's
               the Company and Robert E. Gedney,          Registration Statement
               as Trustee under the provisions of a
               certain Irrevocable Trust Agreement
               with John H. Broadbent, Jr. dated
               December 13, 1991.

 10.8          Split Dollar Life Insurance                Incorporated by reference from
               Agreements, dated December 16,             Exhibit 10.8 to the Company's
               1991 between the Company and               Registration Statement
               Donald M. Mewhort, as Trustee
               under Agreement of Trust dated
               October 8, 1991, created by
               T. Jerome Holleran, Settlor (the
               "Holleran Split Dollar Life Insurance
               Agreements").

 10.8.1        Assignment, dated April 24,                Incorporated by reference
               1992, of the rights and obligations        from Exhibit 10.8.1 to the
               under the Holleran Split Dollar Life       Company's Registration Statement
               Insurance Agreements from the
               Company to Arrow Precision Products,
               Inc.

 10.9          License Agreement, dated October 23,       Incorporated by reference from
               1981, between Dr. Ketan Shevde and         Exhibit 10.9 to the Company's
               the Company.                               Registration Statement

 10.10         License Agreement, dated January           Incorporated by reference from
               18, 1992, between Innovation               Exhibit 10.10 to the Company's
               Associates, Inc. and the Company.          Registration Statement

 10.11         License Agreement, dated March 28,         Incorporated by reference
               1991, between Daltex Medical               from Exhibit 10.11 to the
               Sciences, Inc. and the Company.            Company's Registration Statement

 10.11.1       Modification Agreement, dated              Incorporated by reference
               October 25, 1995, to License               Exhibit 10.11.1. to the Company's
               Agreement between Daltex Medical           Form 10-Q for the third quarter
               Sciences, Inc. and the Company             period ended May 31, 1997

 10.11.2       Second Modification Agreement,             Incorporated by reference
               dated May 30, 1997, to License             from Exhibit 10.11.2 to the
               Agreement between Daltex Medical           Company's Form 10-Q for the third
               Sciences, Inc. and the Company.            quarter period ended May 31, 1997

 10.12         Agreement and Compromise                   Incorporated by reference
               and Release, dated November                from Exhibit 10.12 to the Company's
               30, 1988, between Michael A.               Registration Statement
               Berman, Critikon, Inc. and the
               Company.

                                      (59)

EXHIBIT          DESCRIPTION
NUMBER           OF EXHIBIT                                          METHOD OF FILING
------           ----------                                          ----------------
 10.13           License Agreement, dated                            Incorporated by reference from
                 April 15, 1982, between Dr.                         Exhibit 10.13 to the Company's
                 Randolph M. Howes and the                           Registration Statement
                 Company, as amended pursuant
                 to the Addendum to License
                 Agreement, dated August 26, 1986,
                 among Dr. Randolph M. Howes,
                 Howes, Baham & Anderson and
                 the Company.

 10.14           License Agreement, dated September                  Incorporated by reference from
                 16, 1988, between J. Daniel Raulerson               Exhibit 10.14 to the Company's
                 and the Company, as amended pursuant                Registration Statement
                 to Addendum to License Agreement,
                 dated November 27, 1989, between J.
                 Daniel Raulerson and the Company.

 10.15           License Agreement, dated February 24,               Incorporated by reference from
                 1984, between Blair Medical Products,               Exhibit 10.15 to the Company's
                 Inc. and the Company.                               Registration Statement

 10.16           Stock Purchase Agreement, dated                     Incorporated by reference from
                 October 24, 1990, among Robert E.                   Exhibit 10.16 to the Company's
                 Fischell, Standard Associates,                      Registration Statement
                 Cymed Ventures, Inc., Arrow
                 International Investment Corp. and the
                 Company.

 10.17           License Agreement, dated                            Incorporated by reference from
                 October 24, 1990, between Medical                   Exhibit 10.17 to the Company's

                  Innovative Technologies R&D Limited                Registration Statement
                  Partnership and the Company.


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

                                      (60)

EXHIBIT          DESCRIPTION
Number           OF EXHIBIT                                              METHOD OF FILING
-----            -----------                                             ----------------
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

                                     (61)

EXHIBIT          DESCRIPTION
Number           OF EXHIBIT                                            METHOD OF FILING
------           ----------                                            ----------------
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

                                      (62)

EXHIBIT          DESCRIPTION
Number           OF EXHIBIT                                            METHOD OF FILING
------           ----------                                            ----------------
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

10.25.12         Letter Agreement, dated February 25, 1993,            Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,            10.25.12 to the 1994 Form
                 Limited, Arrow International Export                   10-K
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.


10.25.13         Letter Agreement, dated January 31, 1994,             Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,            10.25.13 to the 1995 Form
                 Limited, Arrow International Export                   10-K
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.

10.25.14         Letter Agreement, dated March 6, 1995,                Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,            10.25.14 to the 1995 Form
                 Limited, Arrow International Export                   10-K
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.

10.25.15         Letter Agreement, dated November 14, 1995,            Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,            10.25.15 to the 1995 Form
                 Limited, Arrow International Export                   10-K
                 Corporation, and CoreStates Hamilton Bank,
                 and Note relating thereto.

10.25.16         Letter Agreement, dated February 23, 1996,            Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,            10.25.16 to the Company's Form 10-Q for
                 Limited, Arrow International Export                   the second quarter period ended February
                 Corporation, and CoreStates Hamilton Bank,            29, 1996
                 and Note relating thereto.

10.25.17         Letter Agreement, dated January 29, 1996              Incorporated by reference from Exhibit
                 among the Company and First Union National            10.25.17 to the Company's Form 10-Q for
                 Bank, and note relating thereto.                      the second quarter period ended February
                                                                       29, 1996

                                      (63)

EXHIBIT          DESCRIPTION
Number           OF EXHIBIT                                            METHOD OF FILING
------           ----------                                            ----------------
10.25.18         Letter Agreement, dated July 11, 1996,                Incorporated by reference from Exhibit
                 among the Company, Arrow Medical Products,            10.25.18 to the Company's Annual Report on
                 Limited, Arrow International Export                   Form 10-K for the fiscal year ended August
                 Corporation, and CoreStates Hamilton Bank,            31, 1996 (the "1996 Form 10-K")
                 and Note relating thereto.

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


                                      (64)

EXHIBIT          DESCRIPTION
Number           OF EXHIBIT                                             METHOD OF FILING
------           ----------                                             ----------------
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

10.32            Agreement, dated September 22, 1993, among             Incorporated by reference from Exhibit
                 Microwave Medical Systems, Inc., the                   10.32 to the Company's
                 Company and Kenneth L. Carr.                           1993 Form 10-K


10.33            License and Exclusive Supply Agreement,                Incorporated by reference from Exhibit
                 dated September 22, 1993, between                      10.33 to the Company's
                 Microwave Medical Systems, Inc. and the                1993 Form 10-K
                 Company.


10.34            Stock Purchase Agreement, dated as of                  Incorporated by reference from Exhibit 2
                 January 28, 1994 between Kontron                       to the Company's Current Report on Form
                 Instruments Holding N.V. and the Company.              8-K filed with the Securities and Exchange
                                                                        Commission on February 18, 1994
10.35            Loan Agreement, dated as of February 8,                Incorporated by reference from Exhibit
                 1994, among the Company, Arrow Medical                 10.35 to the 1994 Form 10-K
                 Products, Limited, Arrow International
                 Export Corporation, and CoreStates
                 Hamilton Bank, and Notes relating thereto.
10.36            Loan Agreement, dated February 8, 1994,                Incorporated by reference from Exhibit
                 between the Company and First Union                    10.36 to the 1994 Form 10-K
                 National Bank of North Carolina, and Note
                 relating thereto.

10.37            Loan Agreement between Arrow Japan KK and              Incorporated by reference from Exhibit
                 the Bank of Tokyo (with English                        10.37 to the Company's Current Report on
                 translation).                                          Form 8-K filed with the Securities and
                                                                        Exchange Commission on April 10, 1995
                                                                        ("the 1995 Form 8-K")

10.38            Thoratec Laboratories Corporation                      Incorporated by reference from Exhibit
                 International Medical Products Distributor             10.38 to the 1995 Form 8-K
                 Agreement, dated as of January 19, 1995,
                 between Thoratec Laboratories Corporation
                 and the Company.

                                      (65)

EXHIBIT          DESCRIPTION
Number           OF EXHIBIT                                                METHOD OF FILING
------           ----------                                                ----------------
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

10.46            Loan Agreement, dated July 11,1996, between               Incorporated by reference from Exhibit
                 AMH (Arrow Medical Holdings) B.V. and                     10.46 to the 1996 Form
                 CoreStates Bank, N.A., and Note relating                  10-K
                 thereto.

10.47            Directors Stock Incentive Plan                            Incorporated by reference from
                                                                           Exhibit 10.47 to the 1996
                                                                           Form 10-K

10.48            Purchase Agreement, dated June 1, 1996,                   Incorporated by reference from
                 between Arrow Tray Products, Inc. (formerly               Exhibit 10.48 to the 1996
                 known as Endovations, Inc.) and the Company.              Form 10-K

                                     (66)

Exhibit          Description
Number           of Exhibit                                            Method of Filing
------           ----------                                            ----------------
10.49            Purchase Agreement, dated August 3,                   Filed with this report
                 1998, between Medical Parameters, Inc.
                 and the Company.

10.50            Line of Credit Note, dated October 7,                 Filed with this report
                 1998, between the Company and First
                 First Union National Bank.

10.51            Interest rate swap Agreement, dated                   Filed with this report
                 April 6, 1998 between the Company
                 And CoreStates Bank, N.A.

10.52            Asset Purchase Agreement, dated                       Filed with this report
                 November 5, 1997, between Arrow
                 Interventional, Inc., Boston Scientific
                 Corporation and IABP Corporation.

10.53            Mutual Release Agreement, dated July                  Filed with this report
                 20, 1998, between Arrow International,
                 Inc. and Daltex Medical Sciences, Inc.

10.54            Exclusive License Agreement, dated                    Filed with this report
                 February 14, 1996 between Arrow
                 International, Inc. and Israel Schur, M.D.

18               Preferability Letter of Pricewaterhouse-              Incorporated by reference from
                 Coopers LLP                                           Exhibit 18 to the 1994 Form 10-K

21               Subsidiaries of the Company.                          Page 68 of this report

23               Consent of Pricewaterhouse-                           Page 69 of this report
                 Coopers LLP

27               Financial Data Schedule                               EDGAR

99.1             Cautionary Statement for Purposes                     Page 70 of this report
                 of the Safe Harbor Provisions of the
                 Private Securities Litigation Reform
                 Act of 1995.

                                      (67)