Form 10-Q
period 1998-11-30
ARROW INTERNATIONAL INC
filed 1999-01-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the first quarter period ended November 30, 1998

                            or

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                     Shares outstanding at January 13, 1999
    -----                     --------------------------------------
 Common Stock, No Par Value                 23,223,981

                     ARROW INTERNATIONAL, INC.

                         Form 10-Q Index



                                                             Page
                                                             ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets at November 30,1998
           and August 31, 1998                               3-4

           Consolidated Statements of Income                  5

           Consolidated Statements of Cash Flows             6-7

           Consolidated Statements of Comprehensive Income    8

           Notes to Consolidated Financial Statements        9-11

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations              12-17

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                      17-18




PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                  19

Signature                                                    20

Exhibit Index                                                21



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     ARROW INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS

       (All Dollar Amounts in Thousands, Except Share Amounts)

                                   November 30,   August 31,
                                      1998           1998
                                   -----------   -----------
                                   (Unaudited)   (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents         $    9,066     $    4,652
 Accounts receivable, net              64,888         63,872
 Inventories                           74,196         70,592
 Prepaid expenses and other            13,347         13,461
 Deferred income taxes                  2,040          2,040
                                   ----------     ----------
  Total current assets                163,537        154,617
                                   ----------     ----------
Property, plant and equipment:
 Total property plant
 and equipment                        188,998        184,121

 Less accumulated depreciation        (76,191)       (72,753)
                                   ----------     ----------
                                      112,807        111,368
                                   ----------     ----------

Goodwill, net                          34,806         34,320
Intangible and other assets, net       19,227         20,118
Deferred income taxes                   2,629          2,458
                                   ----------     ----------
  Total other assets                   56,662         56,896
                                   ----------     ----------
  Total assets                     $  333,006     $  322,881
                                   ==========     ==========


    See accompanying notes to consolidated financial statements

                          Continued

                     ARROW INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS

       (All Dollar Amounts in Thousands, Except Share Amounts)

                                         November 30,    August 31,
                                            1998           1998
                                         ------------   ----------
                                          (Unaudited)   (Unaudited)
LIABILITIES

Current liabilities:
 Current maturities of long-term debt    $        620   $       522
 Notes payable                                 24,778        29,730
 Accounts payable                               5,537         6,677
 Cash overdrafts                                1,475         1,395
 Accrued liabilities                            8,780         7,053
 Accrued compensation                           6,585         6,877
 Accrued income taxes                           5,134         2,107
                                          -----------    ----------
  Total current liabilities                    52,909        54,361

Long-term debt                                 12,402        11,686
Accrued postretirement benefit obligation       9,053         8,966

Commitments and contingencies                     -             -

SHAREHOLDERS' EQUITY

 Preferred stock, no par value;
  5,000,000 shares authorized;
  none issued                                     -             -
 Common stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                     45,661        45,661
 Retained earnings                            229,200       220,217
  Less treasury stock at cost:
  3,254,832 and 3,254,752 shares,
  respectively                                 (8,434)       (8,432)
 Cumulative translation adjustment             (4,151)       (6,159)
 Unearned compensation                            -             (44)
 Unrealized holding loss on
  securities, net of tax                       (3,634)       (3,375)
                                           ----------    ----------
  Total shareholders' equity                  258,642       247,868

                                           ----------    ----------
  Total liabilities and
   shareholders' equity                    $  333,006    $  322,881
                                           ==========    ==========

       See accompanying notes to consolidated financial statements

                      ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

     (All Dollar Amounts in Thousands, Except Per Share Data)


                                         For the Three Months
                                           Ended November 30,
                                            1998       1997
                                        ---------  ---------

Net sales                               $ 68,085   $  63,769
Cost of goods sold                        31,036      27,860
                                        ---------  ---------
 Gross profit                             37,049      35,909


Operating expenses:
 Research, development and engineering     5,311       4,158
 Selling, general and administrative      16,855      15,295
                                        --------   ---------

 Operating income                         14,883      16,456

Other expenses (income):
 Interest expense, net of amounts
   capitalized                               222         116
 Interest income                             (91)       (186)
 Other, net                               (1,223)        248
                                        --------   ---------
 Other expenses (income), net             (1,092)        178
                                        --------   ---------

Income before income taxes                15,975      16,278
Provision for income taxes                 5,831       6,104
                                        --------   ---------

 Net income                             $ 10,144   $  10,174
                                        ========   =========

Basic and diluted earnings per
  common share                        $      .44  $      .44
                                      ==========  ==========
Cash dividends per common share       $      .05  $      .05
                                      ==========  ==========
Weighted average shares outstanding   23,224,780  23,228,859
                                      ==========  ==========



    See accompanying notes to consolidated financial statements

                   ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)

    (All Dollar Amounts in Thousands, Except Per Share Data)

                                            For the Three Months
                                             Ended November 30,
                                              1998        1997
                                           ---------    ---------
Cash flows from operating activities:
 Net income                                $ 10,144      $  10,174

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                 3,183          3,255
 Amortization of intangible assets
 and goodwill                                   763          1,027
 Amortization of unearned compensation           44             44
 Deferred income taxes                         (171)          (193)
 Other                                          252            262
 Changes in operating assets and liabilities:
  Accounts receivable                         1,125         (1,387)
  Inventories                                (1,939)         1,504
  Prepaid expenses and other                     45         (1,812)
  Accounts payable and accrued liabilities   (2,331)        (2,244)
  Accrued compensation                         (320)        (2,523)
  Accrued income taxes                        3,164          4,546
                                           --------       --------
  Total adjustments                           3,815          2,479
                                           --------       --------
  Net cash provided by operating
    activities                               13,959         12,653
                                           --------       --------
Cash flows from investing activities:
 Capital expenditures                        (3,719)        (1,690)
 Increase (decrease) in intangible
   and other assets                             416         (2,377)
 Cash paid for businesses acquired, net         -           (7,316)
                                           --------       --------

  Net cash used in investing activities      (3,303)       (11,383)
                                           --------       --------
Cash flows from financing activities:
 Increase (decrease) in notes payable        (4,931)           343
 Principal payments of long-term debt          (461)          (228)
 Increase (decrease) in book overdrafts          80         (2,142)
 Dividends paid                              (1,161)        (1,045)
 Purchase of treasury stock                      (2)           -
                                           --------       --------
  Net cash used in financing activities      (6,475)        (3,072)
                                           --------       --------

Effect of exchange rate changes on cash and
 cash equivalents                               233            (43)

Net change in cash and cash equivalents       4,414         (1,845)
Cash and cash equivalents at beginning
   of year                                    4,652          6,276
                                           --------       --------
Cash and cash equivalents at end of
    period                                 $  9,066       $  4,431
                                           ========       ========


     See accompanying notes to consolidated financial statements

                            Continued

                    ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited)

     (All Dollar Amounts in Thousands, Except Per Share Data)


                                                 For the Three Months
                                                  Ended November 30,
                                                   1998        1997
                                                 --------    --------
Supplemental disclosure of cash flow information:

Cash paid during the period for:
 Interest (net of amounts capitalized)           $    222    $    116
 Income taxes                                    $  2,829    $  1,237







    See accompanying notes to consolidated financial statements

                     ARROW INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                          (Unaudited)

    (All Dollar Amounts in Thousands, Except Per Share Data)

                                        For the Three Months
                                         Ended November 30,
                                          1998        1997
                                        ---------   --------

Net income                              $  10,144   $ 10,174

Other comprehensive income (expense):
 Currency translation adjustments           2,008       (111)
 Unrealized holding loss on
   securities, net of tax                    (259)      (272)
                                        ---------   --------
Other comprehensive income (expense)        1,749       (383)
                                        ---------   --------
Total comprehensive income              $  11,893   $  9,791
                                        =========   ========






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

Note 2 - Inventories

Inventories are summarized as follows:


                                     November 30,   August 31,
                                        1998           1998
                                     -----------    ----------
     Finished goods                  $    26,105    $   24,875
     Semi-finished goods                  18,379        18,492
     Work-in-process                       9,849         9,558
     Raw materials                        19,863        17,667
                                     -----------    ----------
                                     $    74,196    $   70,592
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



                          Continued

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

                         (Unaudited)


Note 4 - Related Party Transactions

During the three months ended November 30, 1998, the Company charged Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership, $6 relating to the utilization of certain of the Company's personnel. The Company had a net receivable from Precision amounting to $375 at November 30, 1998.

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

During the three months ended November 30, 1998, the Company made purchases amounting to $10 products from Precision Medical Products, Inc., ("PMP"), a company owned by certain former management employees of Arrow Precision Products, Inc. including T. Jerome Holleran, who serves as PMP's President and Chief Executive Officer. In addition, the Company provided certain computer related services to PMP for $3.


Note 5 - Accounting Policies

Cash Flows

The effect of exchange rate changes on cash and cash equivalents have been reclassified and stated as a separate category in the Company's Consolidated Statements of Cash
Flows for the three months ended November 30, 1998. Prior periods have been restated to reflect this change.

Comprehensive Income

Effective September 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income."

                          Continued

                   ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

                          (Unaudited)

Note 5 - Accounting Policies (Continued)

Comprehensive income consists of net income and other gains and losses effecting shareowners' equity which, under generally accepted accounting principles, are excluded from net income. For the Company, such items consist primarily of foreign currency translation gains and losses and unrealized gains and losses on marketable equity investments.

Computer Software Costs

Effective September 1, 1998, the Company adopted "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use." Total cost capitalized under the new policy which would otherwise have been expensed were not material to the financial results or financial position of the Company.


Note 6 - Subsequent Events

On December 1, 1998, the Company completed its acquisition of the previously announced agreement to purchase the global intra-aortic balloon catheter and pump business of C.R. Bard, Inc. The Company intends to take a pre-tax charge to income of approximately $7 million in the second fiscal quarter ending February 28, 1999 related to acquired in-process research and development. The after tax charge will be approximately $4.5 million or $.19 per basic and diluted earnings per common share. The Company's estimates of the amount of these charges may be modified as a result of the Company's analysis of such acquired in-process research and development, which has not yet been completed.

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

                    Results of Operations

Three Months Ended November 30, 1998 Compared to Three
Months Ended November 30, 1997

Net sales for the first quarter of the 1999 fiscal year ended November 30, 1998 increased 6.8% to $68.1 million, compared with $63.8 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns, and other allowances. Sales of critical care products, excluding royalty income, increased 5.8% to $57.6 million from $54.4 million in the comparable prior period due primarily to additional sales provided by Medical Parameters, Inc. ("MPI"), a company acquired in the fourth quarter of fiscal 1998, and increased unit shipments of the percutaneous thrombolytic devices ("PTDs"). Sales of cardiac care products increased to $10.5 million from $9.2 million, an increase of 13.9% from the comparable fiscal 1998 period, principally as a result of increased sales of intra-aortic balloon ("IAB") pump and catheter products. International sales increased by 2.1% to $23.5 million from $23.0 million in the same prior year period and represented 34.4% of net sales, excluding royalty income, compared to 36.1% in the comparable fiscal 1998 period, principally as a result of increased sales of IAB pump and catheter products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduced net sales for the quarter by $0.4 million.

Gross profit increased 3.2% to $37.0 million in the first quarter of the current fiscal year compared to $35.9 million in the same period of fiscal 1998. As a percentage of net sales, gross profit decreased to 54.4% during the three months ended November 30, 1998 from 56.3% in the comparable prior year period, due to a less profitable product and distribution mix. Another factor was higher manufacturing costs related to manufacturing IAB pumps.

                  ARROW INTERNATIONAL, INC.

Research, development and engineering expenses increased by 27.7% to $5.3 million in the first quarter of the current fiscal year from $4.2 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the first quarter of fiscal 1999 to 7.8%, compared to 6.5% in the same period in fiscal 1998, primarily as a result of higher spending for increased development, regulatory and clinical trial activity related to the Company's Left Ventricular Assist Device ("LVAD") and new clinical studies related to the Company's ARROWg+ard REGISTERED TRADEMARK Plus and Pullback Atherectomy Catheter ("PAC") research programs.

Selling, general and administrative expenses increased by 10.2% to $16.9 million during the first quarter of the current fiscal year from $15.3 million in the same period of fiscal 1998 and increased as a percentage of net sales to 24.8% in the first quarter of fiscal 1999 from 24.0% in the comparable period of fiscal 1998. The increase was due primarily to higher U.S. sales and marketing expenses, increased expenses to implement direct sales of implantable drug infusion pumps and additional expenses related to the acquisition of MPI.

Principally due to the above factors, operating income decreased in the first quarter of fiscal 1999 by 9.6% to $14.9 million from $16.5 million in the comparable prior period.

Other expenses (income), net, improved to $(1.1) million during the first quarter of fiscal 1999 from $0.2 million in the comparable prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes decreased during the first quarter of fiscal
1999 by 1.9% to $16.0 million from $16.3 million in the comparable prior year period. For the first quarter of fiscal 1999, the Company's effective income tax rate was 36.5%, a decrease from 37.5% in fiscal 1998, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

Net income decreased 0.3% to $10.1 million from $10.2 million in the comparable fiscal 1998 period. As a percentage of net sales, net income represented 14.8% during the three months ended November 30, 1998, compared to 16.0% in the comparable prior year period.

Basic and diluted earnings per common share was $.44 in both the first quarters of fiscal 1999 and 1998. Weighted average common shares outstanding decreased to 23,224,780 in the first quarter of fiscal 1999 from 23,225,853 in the comparable prior year period.

                  ARROW INTERNATIONAL, INC.

               Liquidity and Capital Resources

For the three months ended November 30, 1998, net cash provided by operations was $14.0 million. The increase of $1.3 million from the same period in the prior year was due to changes in operating assets and liabilities. Accounts receivable in U.S. dollars increased by $1.0 million in the three months ended November 30, 1998, compared to a $1.1 million increase in the same period in fiscal 1998. Accounts receivable, measured in average days sales outstanding during the period, was 86 days at November 30, 1998 and 87 days at November 30, 1997.

Net cash used in the Company's investing activities decreased to $3.3 million in the three months ended November 30, 1998 from $11.4 million for the three months ended November 30, 1997. The higher amount of net cash used during the three months ended November 30, 1997 reflects the acquisition in November 1997 of certain assets of the Cardiac Assist Division of Boston Scientific Corporation.

Financing activities used $6.5 million in the three months ended November 30, 1998, compared to using $3.1 million in the same period in fiscal 1998. This change resulted principally from an increase in repayments under the Company's revolving credit facilities during the three months ended November 30, 1998 compared to the same period during the prior fiscal year.

As of November 30, 1998, the Company had U.S. bank credit facilities providing a total of $75.0 million in available revolving credit for general business purposes, of which $57.3 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $12.5 million, of which $5.4 million remained unused as of November 30, 1998. Combined borrowings under these facilities decreased $5.0 million and increased $0.4 million during the three months ended November 30, 1998 and 1997, respectively.

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

During the three month periods ended November 30, 1998 and 1997, the percentage of the Company's sales invoiced in currencies other than U.S. dollars

                  ARROW INTERNATIONAL, INC.

was 23.0% and 25.6%, respectively. As of November 30, 1998, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $9.1 million mature at various dates through March 1999. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

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

                  ARROW INTERNATIONAL, INC.

For the Company's business applications relating to sales order processing, billing, disbursements, marketing and manufacturing management, the necessary software code modifications have been completed in the development version of the applications. Modified versions were tested by advancing dates beyond December 31, 1999. The validated software will then be moved to the production machines.
U.S. payroll and general ledger software will be tested and validated in the above manner in the spring of 1999. The cost of the Company's software upgrades is estimated to be approximately $30,000 for all U.S. systems and $120,000 for all foreign systems. Internal resources devoted to these efforts are estimated at 500 man-days. In the event that the production systems malfunction due to the change to the Year 2000, the software and data will be moved back to the machines on which the validation was done so that business processes can continue.

The Company's engineering documentation systems which are critical systems for manufacturing are planned to be tested and Year 2000 compliant by the spring of 1999.

The Company's PC systems were upgraded in fiscal 1998 at a cost of $700,000. An estimated $500,000 will be spent in fiscal 1999 to upgrade servers and replace the e-mail system.

The Company's computer controlled equipment includes programmable controllers on production equipment and systems for time and attendance recording, building management, life safety, security, elevators, air compressors and high purity water. For equipment or systems controlled by computer chips or programs, the Company has contacted the manufacturer to determine that these systems or equipment are Year 2000 compliant.

The status of Year 2000 compliance by key suppliers of products and services to the Company will be determined by using a compliance survey, which the Company mailed in December 1998. We have received preliminary responses from suppliers, which we are currently evaluating. Follow up actions will be taken to ensure responses from all suppliers and also to ensure compliance.

The Company increased its available domestic revolving credit facility to $75 million in October 1998. This additional borrowing capacity could be utilized to support the Company's cash flow requirements in the event that health care providers are unable to pay amounts owed to the Company on a timely basis due to system malfunctions related to the Year 2000 change.

                  ARROW INTERNATIONAL, INC.

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


Item 3.   Financial Instruments:

During the three months period ended November 30, 1998 and 1997, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.0% and 25.6%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies.
The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

                  ARROW INTERNATIONAL, INC.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposure. In April 1998, the Company entered into an interest rate swap agreement to reduce the impact of its floating rate debt. The swap agreement exchanges floating rates for fixed interest payments over the life of the agreement.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At November 30, 1998, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through March 1999. The following table identifies forward exchange contracts to sell foreign currencies and interest rate swap agreement at November 30, 1998 and August 31, 1998 as follows:

                                  November 30, 1998       August 31, 1998
                                 Notional Fair Market   Notional Fair Market
                                   Amounts    Value       Amounts     Value
                                 ---------   --------   ---------   --------
Foreign currency: (U.S. Dollar Equivalents)

 Japanese yen                    $   3,095   $  3,249    $  7,062   $  6,404
 German marks                          -          -           -          -
 French francs                       1,270      1,277       1,168      1,191
 Spanish pesetas                     1,552      1,561       1,468      1,507
 Canadian dollars                      232        228         -          -
 Greek drachmas                      1,367      1,407       1,136      1,203
 Mexican peso                          560        601         909        977
 African rand                          321        352         -          -
 Netherlands guilder                   729        733         498        503
                                 ---------   --------   ---------   --------
                                 $   9,126   $  9,408   $  12,241   $ 11,785
                                 =========   ========   =========   ========

Interest rate swap agreement     $   5,000   $   (116)  $   5,000   $    (77)
                                 =========   ========   =========   ========

In 1998, the Company entered into an interest rate swap to reduce the impact of its floating rate debt. The swap agreement allows the Company to exchange floating rates for fixed interest payments over the life of the agreement. The differential is accrued as interest rates change and is recorded as interest expense. The agreement expires in May
2003, but allows for early termination. The effect of the agreement is to limit interest rate exposure to 5.62% on $5.0 million of its revolving credit. As a result of the swap agreement interest expense was increased by $3.2 for the three months ended November 30, 1998.



                  ARROW INTERNATIONAL, INC.


PART II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:

               Exhibit 27      *Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of the
                               Private Securities Litigation Reform
                               Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended November 30, 1998.





*Not deemed filed for purposes of Section 11 of the Securities Act of 1933,
Section 18 of the Securities Exchange Act of 1934 and Section 323 of Trust
Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.





















                  ARROW INTERNATIONAL, INC.

                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ARROW INTERNATIONAL, INC.
                                          (Registrant)



Date: January 14, 1999         By:  /s/ Frederick J. Hirt
                                    ----------------------
                                          (signature)

                                        Frederick J. Hirt
                                        Vice President-Finance
                                        and Treasurer (Principal
                                        Financial Officer and
                                        Chief Accounting Officer)




























                          EXHIBIT INDEX
Exhibit   Description
Number    of Exhibit                  Method of Filing
-------   -----------                 ----------------
27        *Financial Data Schedule    EDGAR

99.1      Cautionary Statement for    Page 22-27 of this report
          Purposes of the Safe
          Harbor Provisions of the
          Private Securities
          Litigation Reform Act of
          1995





























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

                          EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, in both written reports and in oral statements by our senior management, expectations and other statements are expressed regarding our future performance. These forward-looking statements are inherently uncertain and investors must recognize that events could turn out to be different than such expectations and statements. Key factors impacting our current and future performance are discussed in our Annual Report on Form 10-K for our fiscal year ended August 31, 1998 and other filings with the Securities and Exchange Commission (the "Commission"). In addition to such information in our Annual Report on Form 10-K and our other filings with the Commission, investors should consider the following risk factors in evaluating us and our business, as well as in reviewing forward-looking statements contained in our periodic reports filed with the Commission and in oral statements made by our senior management. Our actual results could differ materially from such forward-looking statements due to material risks, uncertainties and contingencies, including, without limitation, those set forth below.

Stringent Government Regulation

     Our products are subject to extensive regulation by the Food and Drug Administration (the "FDA") and, in some jurisdictions, by state, local and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. With the exception of one product, we have, to date, obtained FDA marketing clearance for our products only through the 510(k) premarket notification process. Certain of our products under development and future applications, however, will require approval through the more vigorous Premarket Approval application ("PMA") process. The process of obtaining such clearances or approvals can be time consuming and expensive. We cannot assure that the FDA will grant all clearances or approvals sought by us or that FDA review will not involve delays adversely affecting the marketing and sale of our products. We are also required to adhere to applicable regulations setting forth current Good Manufacturing Practices ("GMP") which require that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, we are required to comply with FDA requirements for labeling and promotion of our products. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. Many of the foreign countries where we conduct business have adopted medical device laws and regulations with similar substantive and enforcement provisions. Federal, state, local and foreign laws and regulations regarding the development, manufacture and sale of medical devices are subject to future changes. We cannot assure that such changes will not have a material adverse effect on our business, financial condition and results of operations.
                               22

Significant Competition and Continual Technological Change

      The markets for medical devices are highly competitive. We currently compete with many companies in the development and marketing of catheters and related medical devices. Some of our competitors have access to greater financial and other resources than us.

       Furthermore, the markets for medical devices are characterized by rapid product development and technological change. Technological advances by one or more of our current or future competitors could render our present or future products obsolete or uneconomical. Our future success will depend upon our ability to develop new products and technology to remain competitive with other developers of catheters and related medical devices. Our business strategy emphasizes the continued development and commercialization of new products and the enhancement of existing products for the critical care and cardiac care markets. We cannot assure that we will be able to continue to successfully develop new products and to enhance existing products, to manufacture these products in a commercially viable manner, to obtain required regulatory approvals or to gain satisfactory market acceptance for our products.

Cost  Pressures  on Medical Technology and Proposed  Health  Care
Reform

       Our products are purchased principally by hospitals, hospital networks and hospital buying groups. Although our products are used primarily for non-optional medical procedures, we believe that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services. In the United States, these cost pressures are leading to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. We cannot assure that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of our products.

      In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, our products. Several foreign countries have recently considered, and in some countries adopted, similar reforms to limit the growth of health care costs, including price regulation. We anticipate that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. We cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on our business. We cannot assure that any such reforms will not have a material adverse effect on the medical device industry in general, or on our business, in particular.

Dependence on Patents and Proprietary Rights

      We own numerous U.S. and foreign patents and have several U.S. and foreign patent applications pending. We also have exclusive license rights to certain patents held by third parties. These patents relate to aspects of the technology used in certain of our products. From time to time, we are subject to legal actions involving patent and other intellectual property claims. Successful litigation against us regarding our patents or infringement of the patent rights of others could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that pending patent applications will result in issued patents or that patents issued to or licensed-in by us will not be challenged or circumvented by competitors or found to be valid or sufficiently broad to protect our technology or to provide it with any competitive advantage. We also rely on trade secrets and proprietary technology that we seek to protect, in part, through confidentiality agreements with employees, consultants and other parties. We cannot assure that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets.

      There has been substantial litigation regarding patent and other intellectual property rights in the medical devices industry. Historically, litigation has been necessary to enforce certain patent and trademark rights held by us. Future litigation may be necessary to enforce patent and other intellectual property rights belonging to us, to protect our trade secrets or other know-how owned by us, or to defend ourself against claimed infringement of the rights of others and to determine the scope and validity of our and others' proprietary rights. Any such litigation could result in substantial cost to and diversion of effort by us. Adverse determinations in any such litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties and prevent us from manufacturing, selling or using certain of our products, any one or more of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with International Operations

      We generate significant sales outside the United States and are subject to risks generally associated with international operations, such as unexpected changes in regulatory requirements, tariffs, customs, duties and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political risks, fluctuations in currency exchange rates, foreign exchange controls which restrict or prohibit repatriation of funds, technology export and import restrictions or prohibitions, delays from customs brokers or government agencies and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws, any one or more of which could materially adversely impact the success of our international operations. As our revenues from international operations increase, an increasing portion of our revenues and expenses will be denominated in currencies other than U.S. dollars and, consequently, changes in exchange rates could have a greater effect on our future operations. We cannot assure that such factors will not have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that laws or administrative practices relating to regulation of medical devices, taxation, foreign exchange or other matters of countries within which we operate will not change. Any such change could also have a material adverse effect on our business, financial condition and results of operations.

Potential Product Liability

     Our business exposes us to potential product liability risks which are inherent in the testing and marketing of catheters and related medical devices. Our products are often used in intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by us are designed to be implanted in the human body for long periods of time and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by us could result in an unsafe condition or injury to, or death of, the patient. The occurrence of such a problem could result in product liability claims and/or a recall of, or safety alert relating to, one or more of our products. We cannot assure that the product liability insurance maintained by us will be available or sufficient to satisfy all claims made against us or that we will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on our business or reputation or on our ability to attract and retain customers for our products.

Risks Associated with Derivative Financial Instruments

      As a partial hedge against adverse fluctuations in exchange rates, we periodically enter into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon our business, financial condition and results of operations. Our
policy   prohibits   the  use  of  derivative   instruments   for
speculative purposes.

Dependence on Key Management

      Our success depends upon the continued contributions of key members of our senior management team, certain of whom have been with us since our inception in 1975. Accordingly, loss of the services of one or more of these key members of management could have a material adverse effect on our business. None of these individuals has an employment agreement with us.

Risks Associated with Year 2000

      We are actively addressing the Year 2000 problem as it relates to our business operations and regulation by the FDA. The following disclosure describes our progress toward our objective of ensuring that our business systems will operate satisfactorily on or after January 1, 2000.

     Our Central Venous Catheters and other catheter products are unaffected by the Year 2000 problem. Early in 1998, we responded to the FDA concerning the effect of the Year 2000 problem on our Intra-Aortic Balloon Pumps (IABPs). The software in the more recent models of our IABPs has taken the change of century issues into account. The operating range for the clock calendar in these IABPs spans a 100 year period from the years 1988 through 2087. The clock calendar on certain older models advances as high as 1999. However, none of our IABPs depend on the year information for any calculations or in communicating with other electronic devices and will function as intended or expected, regardless of the date. We provide our customers requesting certifications with specific IABP model numbers that have or do not have the updated clock calendars.

      Therefore, our major Year 2000 concerns relate to business systems that support the continuity of our business operations and the delivery of products and support services to our customers.

       For   business  applications  relating  to   sales   order
processing, billing, disbursements, marketing and manufacturing management, we have completed the necessary software code modifications in the development version of the applications. We tested the modified versions by advancing the date beyond December 31, 1999. The validated software will then be moved to our production machines. We plan to test and validate our U.S. payroll and general ledger systems in the above manner in the spring of 1999. We estimate our cost of software upgrades to be approximately $30,000 for all U.S. systems and $120,000 for foreign systems. Our internal resources devoted to these efforts are estimated at 500 man-days. In the event that our production systems malfunction due to the change to the year 2000, we plan to move the affected software and data back to the machines on which validation was completed so that our business processes can continue.

     We plan to test and make Year 2000 compliant our engineering documentation systems which are critical for our manufacturing operations by the spring of 1999.

      We upgraded our personal computer systems in fiscal 1998 at a cost of $700,000. We estimate spending an additional $500,000 in fiscal 1999 to upgrade our servers and replace our e-mail system.

      Our computer controlled equipment includes programmable controllers on production equipment and systems for time and attendance recording, building management, life safety, security, elevators, air compressors and high purity water. For equipment or systems controlled by computer chips or programs, we plan to contact the manufacturer to determine that these systems or equipment are Year 2000 compliant.

     The status of Year 2000 compliance by key suppliers of products and services to the Company will be determined by using a compliance survey, which the Company mailed in December 1998. We have received preliminary responses from suppliers, which we are currently evaluating. Follow up actions will be taken to ensure responses from all suppliers and also to ensure compliance.

       We increased our available domestic revolving credit facility to $75 million in October 1998. This additional borrowing capacity could be utilized to support our cash flow requirements in the event that health care providers are unable to pay amounts owed to us on a timely basis due to system malfunctions related to the Year 2000 change.

      If we are able to fulfill our plans to secure our business systems as described above, then any adverse Year 2000 effects we may experience will arise from circumstances outside our control. Because we cannot reasonably anticipate such circumstances at this time, we have not developed a Year 2000 worst case scenario. While we believe that we are adequately addressing the Year 2000 problem, we cannot assure that the cost and liabilities associated with the Year 2000 problem will not materially adversely impact our business, financial condition and results of operations.