Form 10-Q
period 1999-02-28
ARROW INTERNATIONAL INC
filed 1999-04-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X)    Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

      For the second quarter period ended February 28, 1999

                            or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                  Shares outstanding at April 13, 1999
       -----                  ------------------------------------
Common Stock, No Par Value               23,174,735

                      ARROW INTERNATIONAL, INC.

                          Form 10-Q Index


                                                                     Page
                                                                     ----
PART I.      FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets at February 28, 1999
                and August 31, 1998                                  3-4

                Consolidated Statements of Income                    5-6

                Consolidated Statements of Cash Flows                7-8

                Consolidated Statements of Comprehensive Income        9

                Notes to Consolidated Financial Statements         10-12

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                13-21

       Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                  22-23


PART II.       OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders   24

       Item 6.  Exhibits and Reports on Form 8-K                      25


Signature                                                             26

Exhibit Index                                                         27



PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

     (All Dollar Amounts in Thousands, Except Share Amounts)



                                          February 28,    August 31,
                                             1999           1998
                                          -----------    -----------
                                          (Unaudited)    (Unaudited)

ASSETS

Current assets:
 Cash and cash equivalents                 $   5,136      $   4,652
 Accounts receivable, net                     72,845         63,872
 Inventories                                  77,395         69,162
 Prepaid expenses and other                   15,565         13,461
 Deferred income taxes                         1,844          2,040
                                           ---------      ---------
  Total current assets                       172,785        153,187
                                           ---------      ---------
Property, plant and equipment:
 Total property, plant and equipment         196,332        186,626
 Less accumulated depreciation               (81,368)       (73,828)
                                           ---------      ---------
                                             114,964        112,798
                                           ---------      ---------

 Goodwill, net                                33,353         34,320
 Intangible and other assets, net             35,046         20,118
 Deferred income taxes                         4,921          2,458
                                           ---------      ---------
  Total other assets                          73,320         56,896
                                           ---------      ---------
  Total assets                             $ 361,069      $ 322,881
                                           =========      =========







   See accompanying notes to consolidated financial statements

                            Continued

                               -3-
                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

     (All Dollar Amounts in Thousands, Except Share Amounts)


                                          February 28,   August 31,
                                             1999           1998
                                          -----------   -----------
                                          (Unaudited)   (Unaudited)

LIABILITIES

Current liabilities:
 Current maturities of long-term debt     $      963     $      522
 Notes payable                                50,392         29,730
 Accounts payable                              6,743          6,677
 Cash overdrafts                               2,197          1,395
 Accrued liabilities                           9,887          7,053
 Accrued compensation                          5,176          6,877
 Accrued income taxes                            842          2,107
                                          ----------     ----------
  Total current liabilities                   76,200         54,361


Long-term debt                                11,735         11,686
Accrued postretirement benefit obligation      9,174          8,966

Commitments and contingencies                     -              -

SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                     -              -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                    45,661         45,661
 Retained earnings                           236,227        220,217
  Less cost of treasury stock:
  3,256,078 and 3,254,752 shares
  of Common Stock, respectively               (8,469)        (8,432)
 Cumulative translation adjustment            (5,373)        (6,159)
 Unearned compensation                           -              (44)
 Unrealized holding loss on
  securities, net of tax                      (4,086)        (3,375)
                                          ----------     ----------
  Total shareholders' equity                 263,960        247,868
                                          ----------     ----------
  Total liabilities and
   shareholders' equity                   $  361,069     $  322,881
                                          ==========     ==========



        See accompanying notes to consolidated financial statements

                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

      (All Dollar Amounts in Thousands, Except Per Share Data)

                                             For the Three Months
                                                     Ended
                                           February 28,     February 28,
                                               1999           1998
                                           -----------     -----------

Net sales                                  $    74,274     $    66,770
Cost of goods sold                              35,625          29,831
                                           -----------     -----------
 Gross profit                                   38,649          36,939

Operating expenses:
 Research, development and engineering           5,440           4,330
 Selling, general and administrative            17,369          15,349
 Special charge                                  4,139            -
                                           -----------     -----------
 Operating income                               11,701          17,260

Other expenses (income):
 Interest expense, net of amounts capitalized      502             193
 Interest income                                   (72)           (124)
 Other, net                                     (1,807)            148
                                           -----------     -----------
Other expenses (income), net                    (1,377)            217
                                           -----------     -----------
Income before income taxes                      13,078          17,043
Provision for income taxes                       4,773           6,391
                                           -----------     -----------

  Net income                               $     8,305     $    10,652
                                           ===========     ===========



Basic and diluted earnings per
   common share                            $       .36     $       .46
                                           ===========     ===========
Cash dividends per common share            $      .055     $      .050
                                           ===========     ===========

Weighted average shares outstanding         23,224,326      23,224,606
                                           ===========     ===========





     See accompanying notes to consolidated financial statements

                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

    (All Dollar Amounts in Thousands, Except Per Share Data)

                                             For the Six Months
                                                    Ended
                                          February 28,  February 28,
                                            1999            1998
                                          -----------   ------------


Net sales                                 $  142,359     $  130,539
Cost of goods sold                            66,661         57,691
                                          ----------     ----------

 Gross profit                                 75,698         72,848

Operating expenses:
 Research, development and engineering        10,751          8,488
 Selling, general and administrative          34,224         30,644
 Special Charge                                4,139           -
                                          ----------     ----------
 Operating income                             26,584         33,716
                                          ----------     ----------
Other expenses (income):
 Interest expense, net of amounts capitalized    724            309
 Interest income                                (163)          (310)
 Other, net                                   (3,030)           396
                                          ----------     ----------
Other expenses (income), net                  (2,469)           395
                                          ----------     ----------
Income before income taxes                    29,053         33,321
Provision for income taxes                    10,604         12,495
                                          ----------     ----------

 Net income                               $   18,449     $   20,826
                                          ==========     ==========



Basic and diluted earnings per
 common share                             $      .80     $      .90
                                          ==========     ==========
Cash dividends per common share           $     .105     $     .095
                                          ==========     ==========
Weighted average shares outstanding       23,224,554     23,225,233
                                          ==========     ==========







   See accompanying notes to consolidated financial statements

                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)


                                              For the Six Months Ended
                                             February 28,  February 28,
                                                 1999          1998
                                             -----------    -----------

Cash flows from operating activities:
 Net income                                    $  18,449     $   20,826

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                      7,504          5,758
 Special charge                                    4,139              -
 Amortization of intangible assets and goodwill    1,472          2,140
 Amortization of unearned compensation                44             90
 Deferred income taxes                            (2,267)          (525)
 Other                                               666          1,377
 Changes in operating assets and liabilities:
  Accounts receivable, net                        (8,036)        (4,483)
  Inventories                                     (1,195)        (4,297)
  Prepaid expenses and other                      (2,205)        (5,822)
  Accounts payable and accrued liabilities         2,204          1,134
  Accrued compensation                            (1,664)        (3,730)
  Accrued income taxes                            (1,233)         2,491
                                               ---------      ---------
  Total adjustments                                 (571)        (5,867)
                                               ---------      ---------
  Net cash provided by operating activities       17,878         14,959
                                               ---------      ---------

Cash flows from investing activities:
 Capital expenditures                             (9,887)        (5,573)
 Increase (decrease) in intangible and
     other assets                                    223         (3,619)
 Cash paid for business acquired, net            (26,364)        (7,321)
                                               ---------       --------
  Net cash used in investing activities          (36,028)       (16,513)

Cash flows from financing activities:
 Increase in notes payable                        21,002          4,444
 Principal payments of long-term debt               (764)        (1,524)
 Increase in book overdrafts                         802            -
 Dividends paid                                   (2,439)        (2,090)
 Purchase of treasury stock                          (36)           (38)
                                                --------       --------
  Net cash provided by financing activities       18,565            792

Effect of exchange rate changes on cash
 and cash equivalents                                 69            (57)
Net change in cash and cash equivalents              484           (819)
Cash and cash equivalents at beginning of year     4,652          6,276
                                                --------       --------
Cash and cash equivalents at end of period      $  5,136       $  5,457
                                                ========       ========

  See accompanying notes to consolidated financial statements

                          Continued

                  ARROW INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)


                                                  For the Six Months
                                                        Ended
                                               February 28,  February 28,
                                                  1999          1998
                                               ------------  -----------


Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)         $      724     $     309
  Income taxes                                  $   13,379     $  10,060

Supplemental schedule of non cash investing and financing activities:

 During the six months periods ended February 28, 1999 and 1998, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

 Estimated fair value of assets acquired            27,586         7,321
 Cash paid for assets, net cash acquired            26,364         7,321
                                                ------------------------
 Liabilites assumed                                  1,222           -
                                                ========================
Cash paid for business acquired:
 Working capital                                     5,466         1,350
 Property, plant & equipment                           300           210
 Goodwill, intangible assets and
  in-process research and development               20,598         5,761
                                                ------------------------
                                                    26,364         7,321
                                                ========================


      See accompanying notes to consolidated financial statements

                  ARROW INTERNATIONAL, INC.
       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         (Unaudited)

              (All Dollar Amounts in Thousands)

                                                   For the Three Months
                                                    Ended February 28,

                                                     1999        1998
                                                  ---------    --------
Net income                                        $   8,305    $ 10,652

Other comprehensive income (expense):
 Currency translation adjustments                    (1,222)        234
 Unrealized holding loss on securities, net of tax     (452)       (461)
                                                  ---------    --------
Other comprehensive income (expense)                 (1,674)       (227)
                                                  ---------    --------
Total comprehensive income                        $   6,631    $ 10,425
                                                  =========    ========


                                                   For the Six Months
                                                   Ended February 28,

                                                     1998         1997
                                                   --------     --------
Net income                                         $ 18,449     $ 20,826

Other comprehensive income (expense):
 Currency translation adjustments                       786          123
 Unrealized holding loss on securities, net of tax     (711)        (733)
                                                   --------     --------
Other comprehensive income (expense)                     75         (610)
                                                   --------     --------
Total comprehensive income                         $ 18,524     $ 20,216
                                                   ========     ========



   See accompanying notes to consolidated financial statements

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (Unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Basis of Presentation

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10K.


Note 2 - Inventories

Inventories are summarized as follows:


                                          February 28,    August 31,
                                             1999            1998
                                          -----------    ----------
 Finished goods                            $   31,049    $   23,445
 Semi-finished goods                           15,035        18,492
 Work-in-process                               10,548         9,558
 Raw materials                                 20,763        17,667
                                           ----------     ---------
                                           $   77,395     $  69,162
                                           ==========     =========

Note 3 - Commitments and Contingencies

The Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions would not have a material adverse effect on the Company's quarterly or annual results of operations or financial position.





                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (Unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)


Note 4 - Related Party Transactions

During the three months ended February 28, 1998, the Company had a net payable to Arrow Precision Products, Inc.
("Precision"), which is related to the Company through common ownership, amounting to $37 at February 28, 1998. The
Company has no net balance as of February 28, 1999.

During the three and six months ended February 28, 1999, the Company made purchases amounting to $10 and $11, respectively, of products from Precision Medical Products, Inc., ("PMP"), a former subsidiary of Precision currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's President and Chief Executive Officer and as Secretary and a director of the Company. In addition, the Company provided certain computer-related services to PMP for $3 and $3, respectively.


Note 5 - Accounting Policies

Reclassifications

Certain prior period information has been reclassified for comparative purposes.


Note 6 - Business Acquisitions:

On December 1, 1998, the Company continued its expansion into the cardiac care market by purchasing the assets of the cardiac assist division of C.R. Bard, Inc., a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump for $26,400, to be adjusted for final closing adjustments. The acquisition has been accounted for using the purchase method of accounting. The results of operations of this business are included in the Company's Consolidated Financial Statements from the date of acquisition. The pro forma amounts are not presented as the aforementioned acquisition had no material effect on the Company's quarterly or annual results of operations or financial position.




                          Continued

                  ARROW INTERNATIONAL, INC.
         Notes to Consolidated Financial Statements

                         (Unaudited)

  (All Dollar Amounts in Thousands, Except Per Share Data)

Note 7 - Special Charge:

In the second quarter 1999, the Company recorded a non-cash pre-tax special charge of $4,100 ($2,600 after tax or $.11 basic and diluted per share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development.
At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects are expected to commence within a year of the acquisition date, however, while the Company believes the projects will be completed as planned, the risk associated with completing development on schedule cannot be assured. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Note 8 - Subsequent Events:

On March 26, 1999, the Company announced the signing of an agreement to purchase Somatec, S.A., a french development company that has recently introduced a non-invasive esophogeal ultrasound probe that continuously measures descending aortic blood flow. The Company believes this well developed, patented technology represents a potentially important tool for non-invasively tracking cardiac output of both surgical and critically ill patients. The Sometec product is currently approved for marketing in the U.S., Europe and Japan. European clinical studies have been recently published and U.S. clinical studies will begin soon. The product will be sold worldwide by Arrow's Critical Care Sales organization. Closing of the transaction and product introduction are currently scheduled for September 1999.

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

                     Results of Operations

Three Months Ended February 28, 1999 Compared to Three Months
Ended February 28, 1998


Net sales for the three months ended February 28, 1999 increased by $7.5 million, or 11.2%, to $74.3 million from $66.8 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to additional sales provided by the Company's acquisition of Medical Parameters, Inc. ("MPI") in August 1998 and additional sales of intra-aortic balloon ("IAB") products primarily related to the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. Also contributing to the increase was higher unit volume by the Company's central venous catheter and percutaneous thrombectomy device ("PTD") products. Sales of critical care products increased 7.0% to $59.4 million from $55.3 million in the comparable prior period due to increased shipments of central venous catheters, percutaneous thrombectomy devices and additional sales provided by the Company's acquisition of MPI in August 1998. Cardiac care procedure product sales increased to $15.0 million from $11.4 million, an increase of 32.0% from the comparable prior period, due primarily to higher sales of IAB products. International sales increased by $4.3 million, or 18.7%, to 36.5% of net sales, excluding royalty income, for the three months ended February 28, 1999, compared to 34.2% of net sales in the comparable period of fiscal 1998, principally as a result of increased unit volumes of the Company's central venous catheter and IAB products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, increased net sales for the quarter by $0.5 million.

Gross profit increased 4.6% to $38.6 million in the three months ended February 28, 1999 compared to $36.9 million in the same period of fiscal 1998. As a percentage of net sales, gross profit decreased to 52.0% during the three months

                   ARROW INTERNATIONAL, INC.


ended February 28, 1999 from 55.3% in the comparable period of fiscal 1998, due primarily to increased manufacturing costs related to the Company's IAB products, worldwide pricing pressures in certain product lines, and a less profitable product sales mix.

Research, development and engineering expenses increased by 25.6% to $5.4 million in the three months ended February 28, 1999 from $4.3 million in the comparable prior period. As a percentage of net sales, these expenses increased in the second quarter of fiscal 1999 to 7.3%, compared to 6.5% in the same period in fiscal 1998. These increases are primarily a result of higher spending for increased development, regulatory, and clinical trial activity related to the Company's Left
Ventricular Assist Device ("LVAD"), new clinical studies related to the Company's ARROWg+ard REGISTERED TRADEMARK Plus and Pullback Atherectomy Catheter ("PAC") research programs and additional engineering expense related to the acquisition of the cardiac assist division of C.R. Bard, Inc.

Selling, general and administrative expenses increased by 13.2% to $17.4 million in the three months ended February 28, 1999 from $15.3 million in the comparable prior period of fiscal 1998 and increased as a percentage of net sales to 23.4% in the second quarter of fiscal 1999 from 23.0% in the comparable period of fiscal 1998. These increases were due primarily to implementation of direct sales of implantable drug infusion pumps and additional expenses resulting from the operations of MPI.

In the second quarter 1999, the Company recorded a non-cash pre-tax special charge of $4,100 ($2,600 after tax or $.11 basic and diluted per share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with SFAS No. 2, "Accounting for Research and Development
Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects are expected to commence within a year of the acquisition date, however, while the Company

                   ARROW INTERNATIONAL, INC.

believes the projects will be completed as planned, the risk associated with completing development on schedule cannot be assured. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Principally due to the above factors, operating income decreased in the second quarter of fiscal 1999 by 32.2% to $11.7 million from $17.3 million in the comparable period of fiscal 1998.

Other expenses (income), net, improved to $(1.4) million in the second quarter of fiscal 1999 from $0.2 million in the comparable prior period. Other expenses (income), net, consist principally of interest income, interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes decreased in the second quarter of fiscal 1999 by 23.3% to $13.1 million from $17.0 million in the comparable prior period. For the second quarter of fiscal 1999, the Company's effective income tax rate was 36.5%, a decrease from 37.5% in fiscal 1998, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

Net income in the second quarter of fiscal 1999 decreased by 22.0% to $8.3 million from $10.7 million in the comparable prior period primarily as a result of the above factors. As a percentage of net sales, net income represented 11.2% in the three months ended February 28, 1999, compared to 15.9% in the comparable prior period of fiscal 1998.

Basic and diluted earnings per common share decreased to $.36 from $.46 in the second quarter of fiscal 1998. Weighted average common shares outstanding decreased to 23,224,326 in the second quarter of fiscal 1999 from 23,224,606 in the comparable prior period.

                  ARROW INTERNATIONAL, INC.

Six Months Ended February 28, 1999 Compared to Six Months
Ended February 28, 1998

Net sales for the six months ended February 28, 1999 increased by $11.8 million, or 9.1%, to $142.4 million from $130.5 million in the same period last year. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products, IAB's, primarily related to the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc., and PTD products. Also contributing to the increase were additional sales provided by the Company's acquisition of MPI in August 1998. Sales of critical care products increased 6.0% to $116.5 million from $109.8 million in the comparable prior period due to increased shipments of central venous catheters, PTD products and additional sales provided by the Company's acquisition of Medical Parameters in August 1998. Cardiac care product sales increased to $25.9 million from $20.7 million, an increase of 25.0% from the comparable prior period, due primarily to the acquisition of the cardiac assist division of C.R. Bard, Inc. International sales increased by $4.7 million, or 10.4%, and increased to 35.5% of net sales, excluding royalty income, for the six months ended February 28, 1999, from 35.1% in the comparable period of fiscal 1998, principally as a result of increased sales of central venous catheters and IAB products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduced net sales for the six month period ended February 28, 1999 by $0.1 million.

Gross profit increased 3.9% to $75.7 million in the six months ended February 28, 1999 compared to $72.8 million in the same period of fiscal 1998. As a percentage of net sales, gross profit decreased to 53.2% during the six months ended February 28, 1999 from 55.8% in the comparable period of fiscal 1998 due primarily to increased manufacturing costs related to the Company's IAB products, worldwide pricing pressures in certain product lines and product sales mix.

Research, development and engineering expenses increased by 26.7% to $10.8 million in the six months ended February 28, 1999 from $8.5 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first half of fiscal 1999 to 7.6%, compared to 6.5% in the same period in fiscal 1998, primarily as a result of higher spending for increased development, regulatory and clinical trial activity related to the Company's LVAD and new clinical studies related to the Company's ARROWg+ard REGISTERED TRADEMARK Plus and PAC research programs.

Selling, general and administrative expenses increased by 11.7% to $34.2 million in the six months ended February 28, 1999 from $30.6 million in the comparable prior period and increased as a percentage of net sales to 24.0% in the first half of fiscal 1999 from 23.5% in the comparable period of fiscal 1998. The increase was due primarily to implementation of direct sales of implantable

                  ARROW INTERNATIONAL, INC.

drug infusion pumps and additional expenses resulting from the operations of MPI.

In the second quarter 1999, the Company recorded a non-cash pre-tax special charge of $4,100 ($2,600 after tax or $.11 basic and diluted per share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development.
At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects are expected to commence within a year of the acquisition date, however, while the Company believes the projects will be completed as planned, the risk associated with completing development on schedule cannot be assured. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Principally due to the above factors, operating income decreased in the first half of fiscal 1999 by 21.2% to $26.6 million from $33.7 million in the comparable period of fiscal 1998.

Other expenses (income), net, improved to $(2.5) million in the first half of fiscal 1999 from $0.4 million in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes decreased in the first half of fiscal 1999 by 12.8% to $29.1 million from $33.3 million in the comparable prior period. For the first half of fiscal 1999, the Company's effective income tax rate was 36.5% a decrease from 37.5% in fiscal 1998, principally as a result of a reduction in tax accruals for certain state and international jurisdictions.

                  ARROW INTERNATIONAL, INC.

Net income decreased 11.4% to $18.4 million in the six months ended February 28, 1999 from $20.8 million in the first half of fiscal 1998. As a percentage of net sales, net income represented 13.0% during the six months ended February 28, 1999 compared to 15.9% in the comparable period of fiscal 1998.

Net income per common share was $.80 in the six month period ended February 28, 1999, a decrease of 11.4%, or $.10 per share, from $.90 per share in the comparable prior period primarily as a result of the above factors. Average shares of common stock outstanding decreased to 23,224,554 in the first half of fiscal 1999 from 23,225,233 in the comparable prior period.


               Liquidity and Capital Resources

For the six months ended February 28, 1999, net cash provided by operations was $17.9 million, an increase of $2.9 million from the same period in the prior year. Accounts receivable increased by $9.0 million in the six months ended February 28, 1999 compared to a $4.5 million increase in the same period of fiscal 1998. Accounts receivable, measured in days sales outstanding during the period, increased to 93 days at February 28, 1999 from 88 days at February 28, 1998, due principally to an increase in the collection period for the Company's domestic and international dealers.

Net cash used in the Company's investing activities increased to $36.0 million in the six months ended February 28, 1999 from $16.5 million in the comparable period of fiscal 1998, principally as a result of the acquisition, for $26.4 million, of the cardiac assist division of C.R. Bard, Inc.

Financing activities provided $18.6 million in the six month period ended February 28, 1999, whereas such activities provided $0.8 million in the comparable period of fiscal 1998, changing principally as a result of a decrease in repayments of long-term debt and an increase in borrowings
under the Company's revolving credit facilities.   In March
1999, the Company announced the open market purchase of up to 1 million shares of its common stock. This share repurchase will be funded by the Company's operating cash flows.

As of February 28, 1999, the Company had U.S bank credit facilities providing an aggregate of $75.0 million in revolving credit, of which $31.8 million remained unused.
In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $12.7 million, of which $5.5 remained unused as of February 28, 1999. Combined borrowings under these facilities increased $21.0 million during the six month period ended February 28, 1999.

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

During the six month periods ended February 28, 1999 and February 28, 1998, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.6% and 24.6%, respectively. As of February 28, 1999, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $17.0 million mature at various dates through September 1999. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

Based upon its present plans, the Company believes that operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, announced acquisitions, stock repurchases on the open market and to meet the currently foreseeable liquidity needs of the Company.

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

The Company's Central Venous Catheters and other catheter products are unaffected by the Year 2000 problem. Early in 1998, the Company responded to the FDA concerning the effect of the Year 2000 problem on its intra-aortic balloon pumps. The software in the more recent models of the pumps has taken the change of century issues into account. The operating range for the clock calendar in these pumps spans a 100 year period from the years 1988 through 2087. The clock calendar on certain older models advances as high as 1999. However, none of the pumps depend on the year information for any calculations or in communicating with other electronic devices, and all of these pumps will function as intended or expected, regardless of the date. Customers requesting certifications are provided with specific pump model numbers that have or do not have the updated clock calendars.
                            -19-

                  ARROW INTERNATIONAL, INC.

The Company's major Year 2000 concerns relate to business systems that support the continuity of its business operations and the delivery of products and support services to its customers.

For the Company's business applications relating to sales order processing, billing, disbursements, marketing and manufacturing management, the necessary software code modifications have been completed in the development version of the applications. Modified versions were tested by advancing dates beyond December 31, 1999. The validated software was moved to the production machines. U.S. payroll and general ledger software is in process of being tested and validated in the above manner and is expected to be completed later in the late spring of 1999. The cost of the Company's software upgrades is estimated to be approximately $30,000 for all U.S. systems and $120,000 for all foreign systems. Internal resources devoted to these efforts are estimated at 500 man-days. In the event that the production systems malfunction due to the change to the Year 2000, the software and data will be moved back to the machines on which the validation was done so that business processes can continue.

The Company's engineering documentation systems which are critical systems for manufacturing were tested and are Year
2000 compliant.

The Company's PC systems were upgraded in fiscal 1998 at a cost of $700,000. An estimated $500,000 will be spent in fiscal 1999 to upgrade servers and replace the e-mail system.

The Company's computer controlled equipment includes programmable controllers on production equipment and systems for time and attendance recording, building management, life safety, security, elevators, air compressors and high purity water. For equipment or systems controlled by computer chips or programs, the Company has determined that these systems or equipment are Year 2000 compliant.

The status of Year 2000 compliance by key suppliers of products and services to the Company is being determined by using a compliance survey, which the Company mailed in December 1998. We have received preliminary responses from suppliers, which we are currently evaluating. Follow up actions will be taken to obtain responses from all suppliers and also to ensure compliance.

The Company increased its domestic revolving credit facility to $75 million in October 1998. This additional borrowing capacity could be utilized to support the Company's cash flow requirements in the event that health care providers are unable to pay amounts owed to the Company on a timely basis due to system malfunctions related to the Year 2000 change.

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

European Union Conversion to Euro

The Company has proactively considered issues related to conversion by eleven member states of the European Union to a common currency, the "Euro", on January 1, 1999. For business applications relating to sales order processing, billing and payments the necessary software code modifications to address the triangulation requirements of the conversion are in process. The cost of such modifications is approximately $50,000. Pricing of the Company's products in the European Union generally is market driven. As such, the Company is unable to determine at this time whether or not the Euro conversion will have any impact on product pricing or contractual arrangements with health care service providers.

                  ARROW INTERNATIONAL, INC.


Item 3.    Quantitative and Qualitative Disclosures About
Market Risk.

Financial Instruments:

During the six month period ended February 28, 1999 and 1998, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.6% and 24.6%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies.
The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposure, in April 1998, the Company entered into an interest rate swap agreement to reduce the impact of its floating rate debt. The swap agreement exchanges floating rates for fixed interest payments over the life of the agreement.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At February 28, 1999, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through September 30, 1999. The following table identifies forward exchange contracts to sell foreign currencies and interest rate swap agreement at February 28, 1999 and August 31, 1998 as follows:

                     ARROW INTERNATIONAL, INC.




                        February 28, 1999           August 31, 1998
                        Notional Fair Market       Notional Fair Market
                         Amounts   Value             Amounts   Value
                        -------- ---------         ---------   -------
Foreign currency: (U.S. Dollar Equivalents)

 Japanese yen           $  5,196  $  5,040          $  7,062   $  6,404
 German marks              2,925     2,818               -          -
 French francs             1,337     1,345             1,168      1,191
 Spanish pesetas           2,293     2,253             1,468      1,507
 Canadian dollars          1,541     1,559               -          -
 Greek drachmas            1,339     1,371             1,136      1,203
 Mexican peso                731       777               909        977
 African rand                805       808                -          -
 Netherlands guilder         845       850               498        503
                        --------  --------          --------   --------
                        $ 17,012  $ 16,821          $ 12,241   $ 11,785
                        ========  ========          ========   ========
Interest rate
 swap agreement         $  5,000  $   (116)         $  5,000   $    (77)
                        ========  ========          ========   ========


In 1998, the Company entered into an interest rate swap to reduce the impact of its floating rate debt. The swap agreement allows the Company to exchange floating rates for fixed interest payments over the life of the agreement. The differential is accrued as interest rates change and is recorded as interest expense. The agreement expires in May 2003, but allows for early termination. The effect of the agreement is to limit interest rate exposure to 5.62% on $5.0 million of its revolving credit. As a result of the swap agreement, interest expense was increased by $14 for the six months ended February 28, 1999.

                       ARROW INTERNATIONAL, INC.


PART II.   OTHER INFORMATION


Item 4.    Submission of matters to a vote of security holders.

          (a) The Company held its annual meeting of shareholders on January 20, 1999.

          (b) At the annual meeting, the following matters were voted upon: (i) the election of two directors (in connection with which (A) proxies were solicited pursuant to Regulation 14D under the Securities Exchange
              Act of 1934, (B)  there was no solicitation in opposition to management's nominees as listed in the proxy statement and
             (C) such nominees were elected); and (ii) ratification of the appointment of Pricewaterhouse Coopers, LLP as independent accountants of the Company for the current fiscal year.

           With respect to the election of directors, votes were cast as follows:


                                       John H. Broadbent, Jr.
                                       ----------------------
       Votes for                             21,244,791
       Withheld                              155,185

                                        George W. Ebright
                                        -----------------
       Votes for                             21,232,591
       Withheld                              167,385


           With respect to other matters, votes were cast as follows:

                                  Ratification of the Appointment
                                  of Independent Accountants
                                  -------------------------------

       Votes for                             21,398,166
       Votes against                                835
       Abstentions                                  975

       There were no broker non-votes in respect of these matters.

                  ARROW INTERNATIONAL, INC.


Item 6.    Exhibits and reports on Form 8-K

       (a) Exhibits

           The following exhibits will be filed as part of this Form 10-Q:

           Exhibit 27.1 *Financial Data Schedule for the quarter ended February 28, 1999

           Exhibit 99.1  Cautionary Statement for Purposes
                         of the Safe Harbor Provisions of the
                         Private Securities Litigation Reform
                         Act of 1995

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended February 28, 1999.








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


                                ARROW INTERNATIONAL, INC.
                                        (Registrant)

Date:  April 14, 1999       By:  /s/  Frederick J. Hirt
                                 ------------------------
                                         (signature)

                                      Frederick J. Hirt
                                      Vice President-Finance
                                      and Treasurer (Principal
                                      Financial Officer and
                                      Chief Accounting Officer)


                          EXHIBIT INDEX
Exhibit   Description
Number    of Exhibit                  Method of Filing
-------   ----------                  ----------------

27        *Financial Data Schedule     EDGAR
          for the quarter ended
          February 28, 1998


99.1      Cautionary Statement for    Page 28 of this report
          Purposes of the Safe
          Harbor Provisions of the
          Private Securities
          Litigation Reform Act of
          1995
































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




                          EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From  time  to  time, in both written reports  and  in  oral statements  by  our  senior management,  expectations  and  other statements are expressed regarding our future performance.  These forward-looking statements are inherently uncertain and investors must  recognize  that events could turn out to be different  than such  expectations  and  statements.  Key factors  impacting  our current and future performance are discussed in our Annual Report on  Form 10-K for our fiscal year ended August 31, 1998 and other
filings   with  the  Securities  and  Exchange  Commission   (the
"Commission").   In addition to such information  in  our  Annual
Report  on  Form 10-K and our other filings with the  Commission,
investors   should  consider  the  following  risk   factors   in
evaluating us and our business, as well as in reviewing  forward-
looking  statements contained in our periodic reports filed  with the  Commission  and  in  oral  statements  made  by  our  senior management.  Our actual results could differ materially from such forward-looking  statements due to material risks,  uncertainties and contingencies, including, without limitation, those set forth below.

Stringent Government Regulation

     Our products are subject to extensive regulation by the Food and  Drug  Administration (the "FDA") and, in some jurisdictions,
by   state,  local  and  foreign  governmental  authorities.   In
particular,  we must obtain specific clearance or  approval  from the  FDA  before  we can market new products or certain  modified products  in  the  United  States.  With  the  exception  of  one product,  we have, to date, obtained FDA marketing clearance  for our  products  only  through  the 510(k)  premarket  notification
process.   Certain of our products under development  and  future
applications,  however, will require approval  through  the  more
vigorous  Premarket  Approval application ("PMA")  process.   The
process  of  obtaining such clearances or approvals can  be  time consuming  and  expensive.  We cannot assure that  the  FDA  will grant all clearances or approvals sought by us or that FDA review will  not  involve delays adversely affecting the  marketing  and
sale  of  our  products.   We  are also  required  to  adhere  to
applicable  regulations setting forth current Good  Manufacturing
Practices ("GMP") which require that we manufacture our  products and  maintain our records in a prescribed manner with respect  to manufacturing, testing and control activities.  In  addition,  we are  required  to comply with FDA requirements for  labeling  and promotion  of  our products.  Failure to comply  with  applicable federal,  state,  local  or  foreign laws  or  regulations  could subject  us  to  enforcement action, including product  seizures, recalls,  withdrawal of clearances or approvals,  and  civil  and criminal  penalties,  any  one or more  of  which  could  have  a material adverse effect on our business, financial condition  and results  of operations.  Many of the foreign countries  where  we conduct business have adopted medical device laws and regulations
with  similar  substantive and enforcement provisions.   Federal,
state,  local  and  foreign  laws and regulations  regarding  the development, manufacture and sale of medical devices are  subject to  future changes.  We cannot assure that such changes will  not have  a  material  adverse  effect  on  our  business,  financial condition and results of operations.
                              -28-


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

       For   business  applications  relating  to   sales   order
processing,  billing, disbursements, marketing and  manufacturing
management,  we  have  completed  the  necessary  software   code
modifications in the development version of the applications.  We tested  the  modified  versions  by  advancing  the  date  beyond
December  31,  1999.  The validated software  was  moved  to  our production machines.  U.S. payroll and general ledger software is in  process of being tested and validated in the above manner and is expected to be completed later in the late spring of 1999.  We estimate  our  cost  of  software upgrades  to  be  approximately
$30,000  for  all U.S. systems and $120,000 for foreign  systems.
Our internal resources devoted to these efforts are estimated  at
500   man-days.   In  the  event  that  our  production   systems
malfunction due to the change to the year 2000, we plan  to  move the affected software and data back to the machines




on which validation was completed so that our business processes can continue.

     The Company's engineering documentation systems which are critical systems for manufacturing were tested and are Year 2000 compliant.

      We upgraded our personal computer systems in fiscal 1998 at a cost of $700,000. We estimate spending an additional $500,000 in fiscal 1999 to upgrade our servers and replace our e-mail system.

      Our  computer  controlled equipment  includes  programmable controllers  on  production equipment and systems  for  time  and attendance recording, building management, life safety, security, elevators, air compressors and high purity water.  For  equipment or  systems  controlled by computer chips or  programs,  we  have
determined  that  these  systems  or  equipment  are  Year   2000
compliant.

     The status of Year 2000 compliance by key suppliers of products and services to the Company is being determined by using a compliance survey, which the Company mailed in December 1998.
We have received preliminary responses from suppliers, which we are currently evaluating. Follow up actions will be taken to obtain responses from all suppliers and also to ensure compliance.

      We increased our domestic revolving credit facility to $75 million in October 1998. This additional borrowing capacity could be utilized to support our cash flow requirements in the event that health care providers are unable to pay amounts owed to us on a timely basis due to system malfunctions related to the Year 2000 change.

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














                              -33-

