Form 10-Q
period 1999-05-31
ARROW INTERNATIONAL INC
filed 1999-07-15
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q


     (X)  Quarterly Report Pursuant to Section 13 or 15(d)
     of the Securities   Exchange Act of 1934

          For the third quarter period ended May 31, 1999

                            or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________ to ____________

     Commission File Number   0-20212

                          ARROW INTERNATIONAL, INC.
                          -------------------------
           (Exact name of registrant as specified in its charter)


             Pennsylvania                         23-1969991
           ----------------                    ----------------
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)


2400 Bernville Road, Reading, Pennsylvania         19605
------------------------------------------       -----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(610) 378-0131
                                                   --------------

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X No
                                                     --  --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                Shares outstanding at July 13, 1999
        -----                -----------------------------------
Common Stock, No Par Value                23,143,843

                    ARROW INTERNATIONAL, INC.

                        Form 10-Q Index

                                                             Page
                                                             ----
[S]                                                          [C]

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets at May 31, 1999
           and August 31, 1998                                3-4

           Consolidated Statements of Income                  5-6

           Consolidated Statements of Cash Flows              7-8

           Consolidated Statements of Comprehensive Income      9

           Notes to Consolidated Financial Statements       10-12


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations              13-20


   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                      21-22



PART II.   OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                    23


Signature                                                      24

Exhibit Index                                                  25

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                       ARROW INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS

               (In thousands, except per share amounts)
                              (Unaudited)

                                           May 31,       August 31,
                                            1999           1998
                                         ----------     ----------

ASSETS

Current assets:
 Cash and cash equivalents               $    8,282     $    4,652
 Accounts receivable, net                    71,382         63,872
 Inventories                                 75,879         69,162
 Prepaid expenses and other                  16,394         13,461
 Deferred income taxes                        1,844          2,040
                                         ----------     ----------
  Total current assets                      173,781        153,187
                                         ----------     ----------
Property, plant and equipment:
 Total property, plant and equipment        200,245        186,626
 Less accumulated depreciation              (84,477)       (73,828)
                                         ----------     ----------
  Property, plant and equipment, net        115,768        112,798
                                         ----------     ----------

Other assets:
 Goodwill, net                               33,675         34,320
 Intangible and other assets, net            35,200         20,118
 Deferred income taxes                        5,338          2,458
                                         ----------     ----------
  Total other assets                         74,213         56,896
                                         ----------     ----------
  Total assets                           $  363,762     $  322,881
                                         ----------     ----------
                                         ----------     ----------

     See accompanying notes to consolidated financial statements.

                              Continued

                         ARROW INTERNATIONAL, INC.
                CONSOLIDATED BALANCE SHEETS, Continued

               (In thousands, except per share amounts)
                              (Unaudited)

                                                   May 31,       August 31,
                                                    1999           1998
                                                 ----------      ----------
LIABILITIES

Current liabilities:
 Current maturities of long-term debt            $    1,265      $      522
 Notes payable                                       47,146          29,730
 Accounts payable                                     9,067           6,677
 Cash overdrafts                                        313           1,395
 Accrued liabilities                                  7,916           7,053
 Accrued compensation                                 4,945           6,877
 Accrued income taxes                                 2,421           2,107
                                                 ----------      ----------
  Total current liabilities                          73,073          54,361

Long-term debt                                       11,185          11,686
Accrued postretirement benefit obligation             9,300           8,966

Commitments and contingencies

SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                           -              -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                           45,661         45,661
 Retained earnings                                  246,339        220,217
  Less cost of treasury stock:
  3,327,978 and 3,254,752 shares
  of Common Stock, respectively                      (9,997)        (8,432)
 Unearned compensation                                   -             (44)
 Cumulative translation adjustment                   (7,081)        (6,159)
 Unrealized holding loss on
  securities, net of tax                             (4,718)        (3,375)
                                                 ----------     ----------
  Total shareholders' equity                        270,204        247,868
                                                 ----------     ----------
  Total liabilities and shareholders' equity     $  363,762     $  322,881
                                                 ----------     ----------
                                                 ----------     ----------

       See accompanying notes to consolidated financial statements.

                          ARROW INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                 (In thousands, except per share amounts)
                               (Unaudited)

                                                For the Three Months
                                                    Ended May 31,
                                                 1999           1998
                                              ----------     ----------

Net sales                                     $   75,865     $   65,735
Cost of goods sold                                35,908         28,499
                                              ----------     ----------
Gross profit                                      39,957         37,236


Operating expenses:
 Research, development and engineering             4,988          4,799
 Selling, general and administrative              17,813         16,291
                                              ----------     ----------

 Operating income                                 17,156         16,146
                                              -----------    ----------
Other expenses (income):
 Interest expense, net of amounts capitalized        297            261
 Interest income                                    (131)           (56)
 Other, net                                         (942)           394
                                              ----------     ----------
Other expenses, net                                 (776)           599
                                              ----------     ----------
Income before income taxes                        17,932         15,547
Provision for income taxes                         6,545          5,830
                                              ----------     ----------

  Net income                                  $   11,387     $    9,717
                                              ----------     ----------
                                              ----------     ----------



Basic and diluted earnings per common share   $      .49     $      .42
                                              ----------     ----------
                                              ----------     ----------
Cash dividends per common share               $     .055     $     .050
                                              ----------     ----------
                                              ----------     ----------

Weighted average shares outstanding           23,201,489     23,224,422
                                              ----------     ----------
                                              ----------     ----------




       See accompanying notes to consolidated financial statements.

                       ARROW INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except per share amounts)
                             (Unaudited)

                                                 For the Nine Months Ended
                                                   May 31,         May 31,
                                                    1999            1998
                                                 ---------        ---------
Net sales                                        $ 218,224        $ 196,274
Cost of goods sold                                 102,569           86,190
                                                 ---------        ---------
Gross profit                                       115,655          110,084

Operating expenses:
 Research, development and engineering              15,739           13,286
 Selling, general and administrative                52,037           46,936
 Special charge                                      4,139              -
                                                 ---------        ---------
 Operating income                                   43,740           49,862
                                                 ---------        ---------
Other expenses (income):
 Interest expense, net of amounts capitalized        1,021              570
 Interest income                                      (294)            (366)
 Other, net                                         (3,972)             790
                                                 ---------        ---------
Other expenses, net                                 (3,245)             994
                                                 ---------        ---------
Income before income taxes                          46,985           48,868
Provision for income taxes                          17,150           18,326
                                                 ---------        ---------

 Net income                                      $  29,835        $  30,542
                                                 ---------        ---------
                                                 ---------        ---------



Basic and diluted earnings per common share      $    1.29        $    1.32
                                                 ---------        ---------
                                                 ---------        ---------
Cash dividends per common share                  $    .160        $    .145
                                                 ---------        ---------
                                                 ---------        ---------
Weighted average shares outstanding             23,217,815       23,224,960
                                                ----------       ----------
                                                ----------       ----------

         See accompanying notes to consolidated financial statements.

                         ARROW INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (In thousands, except per share amounts)
                                (Unaudited)
                                                For the Nine Months Ended
                                                    May 31,       May 31,
                                                     1999          1998
                                                  ----------    ----------

Cash flows from operating activities:
 Net income                                       $   29,835    $   30,542

Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                         10,817         8,996
 Special charge                                        4,139           -
 Amortization of intangible assets and goodwill        2,049         3,092
 Amortization of unearned compensation                    44           134
 Deferred income taxes                                (2,685)          209
 Other                                                 1,207           882
 Changes in operating assets and liabilities:
  Accounts receivable, net                            (7,519)       (4,953)
  Inventories                                            334       (10,255)
  Prepaid expenses and other                          (3,295)       (4,843)
  Accounts payable and accrued liabilities             4,072         1,402
  Accrued compensation                                (1,872)       (2,785)
  Accrued income taxes                                   245         2,921
                                                   ---------     ---------
  Total adjustments                                    7,536        (5,200)
                                                   ---------     ---------
  Net cash provided by operating activities           37,371        25,342

Cash flows from investing activities:
 Capital expenditures                                (14,557)       (9,413)
 Increase (decrease) in intangible and other assets   (1,021)       (3,746)
 Cash paid for businesses acquired, net              (27,888)       (7,321)
                                                   ---------     ---------
  Net cash used in investing activities              (43,466)      (20,480)

Cash flows from financing activities:
 Increase (decrease) in notes payable                 17,962          (578)
 Principal payments of long-term debt                   (997)       (1,558)
 Increase (decrease) in book overdrafts               (1,884)       (1,377)
 Dividends paid                                       (3,712)       (3,251)
 Purchase of treasury stock                           (1,564)          (38)
                                                   ---------     ---------
  Net cash provided by (used in)
      financing activities                             9,805        (6,802)

 Effect of exchange rate changes on cash and
  cash equivalents                                       (80)          (94)

Net change in cash and cash equivalents                3,630        (2,034)
Cash and cash equivalents at beginning of year         4,652         6,276
                                                  ----------    ----------
Cash and cash equivalents at end of period        $    8,282    $    4,242
                                                  ----------    ----------
                                                  ----------    ----------

    See accompanying notes to consolidated financial statements.
                              Continued

                          ARROW INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                      (In thousands, except per share amounts)
                                  (Unaudited)

                                                       For the Nine Months
                                                          Ended May 31,
                                                       1999           1998
                                                    ----------     ----------
Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)             $    1,021     $      570
  Income taxes                                      $   17,843     $   15,000


Supplemental schedule of non-cash investing and financing activities:

During the nine month periods ended May 31, 1999 and 1998, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

  Estimated fair value of assets acquired           $   29,110     $    7,321
  Cash paid for assets, net of cash acquired            27,888          7,321
                                                    ----------     ----------

    Liabilities assumed                             $    1,222     $      -
                                                    ----------     ----------
                                                    ----------     ----------
 Cash paid for business acquired:
  Working capital                                   $    7,722     $    1,350
  Property, plant and equipment                            300            210
  Goodwill, intangible assets and in-process
    research and development                            19,866          5,761
                                                    ----------     ----------
                                                    $   27,888     $    7,321
                                                    ----------     ----------
                                                    ----------     ----------


         See accompanying notes to consolidated financial statements

                         ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                (In thousands, except per share amounts)
                               (Unaudited)


                                                    For the Three Months
                                                        Ended May 31,
                                                      1999         1998
                                                   ----------   ----------

Net income                                         $   11,387   $    9,717

Other comprehensive income (expense):
 Currency translation adjustments                      (1,708)        (301)
 Unrealized holding loss on securities, net of tax       (632)         905
                                                   ----------   ----------
Other comprehensive income (expense)                   (2,340)         604
                                                   ----------   ----------
Total comprehensive income                         $    9,047   $   10,321
                                                   ----------   ----------
                                                   ----------   ----------


                                                      For the Nine Months
                                                          Ended May 31,
                                                       1999         1998
                                                   ----------   ----------
Net income                                         $   29,835   $   30,542

Other comprehensive income (expense):
 Currency translation adjustments                        (922)        (178)
 Unrealized holding loss on securities, net of tax     (1,343)         172
                                                   ----------   ----------
Other comprehensive income (expense)                   (2,265)          (6)
                                                   ----------   ----------
Total comprehensive income                         $   27,570   $   30,536
                                                   ----------   ----------
                                                   ----------   ----------

        See accompanying notes to consolidated financial statements

                         ARROW INTERNATIONAL, INC.
               Notes to Consolidated Financial Statements

             (In thousands, except per share amounts)
                             (Unaudited)


Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the Company's consolidated financial position, results of operations, and cash flows for the interim periods presented. Results for the interim period are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K.


Note 2 - Inventories:

Inventories are summarized as follows:


                                          May 31,        August 31,
                                           1998            1998
                                        ----------       ----------
 Finished goods                         $   31,093       $   23,445
 Semi-finished goods                        14,584           18,492
 Work-in-process                             9,638            9,558
 Raw materials                              20,564           17,667
                                        ----------       ----------
                                        $   75,879       $   69,162
                                        ----------       ----------

                                        ----------       ----------


Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions would not have a material adverse effect on the Company's business, financial position or results of operations.




                              Continued

                         ARROW INTERNATIONAL, INC.
                Notes to Consolidated Financial Statements

                 (In thousands, except per share amounts)
                               (Unaudited)



Note 4 - Related Party Transactions:

The Company had a net payable to Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership, amounting to $37 at May 31, 1998. The Company has no net balance as of May 31, 1999.

During the three and nine months ended May 31, 1999, the Company made purchases amounting to $3 and $14, respectively, of products from Precision Medical Products, Inc., ("PMP"), a former subsidiary of Precision currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's
President and Chief Executive Officer and as Secretary and a Director of the Company. In addition, the Company provided certain computer-related services to PMP for $3 and $3, respectively.


Note 5 - Business Acquisitions:

On December 1, 1998, the Company continued its expansion into the cardiac care market by purchasing the assets of the cardiac assist division of C.R. Bard, Inc., a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump for $27,888. The acquisition has been accounted for using the purchase method of accounting. The results of operations of this business are included in the Company's Consolidated Financial Statements from the date of acquisition. The pro forma amounts are not presented as the aforementioned acquisition had no material effect on the Company's quarterly or annual results of operations or financial position.


                              Continued

                      ARROW INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements

              (In thousands, except per share amounts)
                             (Unaudited)

Note 6 - Special Charge:

In the second quarter 1999, the Company recorded a non-cash pre-tax special charge of $4,100 ($2,600 after tax or $.11 basic and diluted per share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of the acquisition of the assets of the cardiac assist division of C.R.
Bard,  Inc.   The  IAB  and pumps are class 3  life  saving  medical
devices regulated by the Food and Drug Administration (the "FDA"). In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these
costs   were  charged  to  expense  at  the  consummation   of   the
acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development
at   the   date   of  acquisition  was  reviewed  for  technological
feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were
in  various  stages  of completion ranging from  50%  to  80%.   The
valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from these projects are expected to commence within a year of the acquisition date; however, while the Company believes the projects will be completed as planned, the risk associated with completing development on schedule cannot be assured. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Note 7 - Accounting Policies:

Certain prior period information has been reclassified for comparative purposes.


Note 8 - Accounting Standards Not Yet Adopted:

On June 23, 1999, the Financial Accounting Standards Board approved issuance of a final statement to defer the effective date of Statement of Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Consequently, FAS 133 will now become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this new standard will not have a material effect on the Company as FAS 133 retains the provisions of FAS 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting and does not change the accounting for interest rate swaps.

                      ARROW INTERNATIONAL, INC.
             Notes to Consolidated Financial Statements



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

                        Results of Operations

Three  Months Ended May 31, 1999 Compared to Three Months Ended  May
31, 1998:

Net sales for the three months ended May 31, 1999 increased by $10.1 million, or 15.4%, to $75.8 million from $65.7 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to increased shipments of central venous catheters and special catheters related primarily to additional sales provided by the Company's acquisition of Medical Parameters, Inc. ("MPI") in August 1998. The increase was also due to increased shipments of intra-aortic balloon ("IAB") products. Sales of critical care products, including royalty income, increased 13.9% to $61.3 million from $53.8 million in the comparable prior period, due primarily to increased shipments of central venous and special catheters. Cardiac care procedure product sales increased to $14.5 million from $11.9 million, an increase of 22.2% over the comparable prior period, due primarily to higher sales of IAB products. International sales increased by $4.2 million, or 18%, to $27.1 million, representing 35.7% of net sales for the three months ended May 31, 1999, compared to 34.9% of net sales in the comparable period of fiscal 1998, principally as a result of higher sales of IAB and central venous catheter products.

Gross profit increased 7.3% to $40.0 million in the three months ended May 31, 1999 from $37.2 million in the same period of fiscal 1998. As a percentage of net sales, gross profit decreased to 52.7% during the three months ended May 31, 1999 from 56.6% in the comparable period of fiscal 1998, due principally to increased manufacturing costs related to the Company's IAB products and world-wide pricing pressures in certain market and product sectors.

                      ARROW INTERNATIONAL, INC.


Research, development and engineering expenses increased by 3.9% to $5.0 million in the three months ended May 31, 1998 from $4.8 million in the comparable prior period. As a percentage of net sales, these expenses decreased in the third quarter of fiscal 1999
to  6.6%,  compared to 7.3% in the same period in fiscal 1998.   The
increased  spending  is primarily a result of  higher  spending  for
increased  development,  regulatory  and  clinical  trial   activity
related to the Company's left ventricular assist device ("LVAD"), new clinical studies related to the Company's ARROWg+ard(REGISTRATION
MARK) Plus  and pullback   atherectomy  catheter  ("PAC")  research
programs   and additional  engineering expense related to the
acquisition  of  the cardiac assist division of C.R. Bard, Inc.

Selling, general and administrative expenses increased by 9.3% to $17.8 million in the three months ended May 31, 1999 from $16.3 million in the comparable prior period of fiscal 1998. Selling, general and administrative expenses decreased as a percentage of net sales to 23.5% in the third quarter of fiscal 1999 from 24.8% in the comparable period of fiscal 1998. The increased spending was due primarily to implementation of direct sales of implantable drug infusion pumps, additional expenses resulting from the operations of MPI and additional expense related to the acquisition of the cardiac assist division of C.R. Bard, Inc.

Principally due to the above factors, operating income increased in the third quarter of fiscal 1999 by 6.3% to $17.2 million from $16.1 million in the comparable period of fiscal 1998.

Other expenses (income), net, improved to $0.8 million of income during the third quarter of fiscal 1999 from $0.6 million of expense in the comparable prior year period. Other expenses (income), net, consist principally of interest expense and gains and losses on foreign exchange transactions associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased by 15.3% to $17.9 million in the third quarter of fiscal 1999 from $15.5 million in the comparable prior period. For the third quarter of fiscal 1999, the Company's effective tax rate was 36.5%, a decrease from 37.5% in fiscal 1998, principally as a result of the provision for taxes in certain state and international jurisdictions.

Net income in the third quarter of fiscal 1999 increased by 17.1% to $11.4 million from $9.7 million in the comparable prior period. As a percentage of net sales, net income represented 15.0% in the three months ended May 31, 1999, compared to 14.8% in the comparable period of fiscal 1998.

Basic and diluted earnings per common share were $.49 in the three month period ended May 31, 1999, an increase of 17.3%, or $.07 per share, from $.42 per share in the comparable prior period. Weighted average common shares outstanding decreased to 23,201,489 in the third quarter of fiscal 1999 from 23,224,422 in the comparable prior period, due primarily to the Company's previously announced share repurchase program.

                    ARROW INTERNATIONAL, INC.


Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31,
1998:

Net sales for the nine months ended May 31, 1999 increased by $22.0 million, or 11.2%, to $218.2 million from $196.2 million in the same period last year. This increase was due primarily to an increase in unit sales of the Company's special catheter products resulting from additional sales provided by the Company's acquisition of MPI in August 1998, as well as increased shipments of IAB products, and central venous catheters. Sales of critical care products, including royalty income, increased 8.5% to $177.0 million from $163.1 million in the comparable prior year period, due primarily to increased shipments of special and central venous catheters. Cardiac care procedure product sales increased to $41.2 million from $33.1 million, an increase of 24.5% over the comparable prior year period, due primarily to higher sales of IAB products. International sales increased by $8.9 million, or 12.9%, to $77.6 million, representing 35.6% of net sales for the nine months ended May 31, 1999, compared to 36.0% of net sales in the comparable period of fiscal 1998, principally as a result of increased sales of central venous catheters and IAB products.

Gross profit increased 5.1% to $115.7 million in the nine months ended May 31, 1999, compared to $110.1 million in the same period of fiscal 1998. As a percentage of net sales, gross profit decreased to 53.0% during the nine months ended May 31, 1999 from 56.1% in the comparable period of fiscal 1998, due principally to increased manufacturing costs related to the Company's IAB products and worldwide pricing pressures in certain market and product sectors.

Research, development and engineering expenses increased by 18.5% to $15.7 million in the nine months ended May 31, 1999 from $13.3 million in the comparable prior period. As a percentage of net sales, these expenses increased in the first nine months of fiscal 1999 to 7.2%, compared to 6.8% in the same period in fiscal 1998, primarily as a result of higher spending for increased development, regulatory and clinical trial activity related to the Company's LVAD, new clinical studies related to the Company's ARROWg+ard (REGISTRATION MARK) Plus and, PAC research programs and additional engineering expense related to the acquisition of the cardiac assist division of C.R. Bard, Inc.

Selling, general and administrative expenses increased by 10.9% to $52.0 million in the nine months ended May 31, 1999 from $46.9 million in the comparable prior year period and decreased as a percentage of net sales to 23.8% in the first nine months of fiscal 1999 from 23.9% in the comparable period of fiscal 1998. The increased spending was due primarily to implementation of direct sales of implantable drug infusion pumps, additional expenses resulting from the operations of MPI and additional expense related to the acquisition of the cardiac assist division of C.R. Bard, Inc.

                      ARROW INTERNATIONAL, INC.


In the second quarter of 1999, the Company recorded a non-cash pre-tax special charge of $4,100 ($2,600 after tax or $.11 basic and diluted per share) related to the purchase of in-process IAB and pump research and development as part of the acquisition of the
assets  of the cardiac assist division of C.R. Bard, Inc.   The  IAB
and  pumps are class 3 life saving medical devices regulated by  the
FDA.   In  accordance with SFAS No. 2, "Accounting for Research  and
Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these
costs   were  charged  to  expense  at  the  consummation   of   the
acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development
at   the   date   of  acquisition  was  reviewed  for  technological
feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were
in  various  stages  of completion ranging from  50%  to  80%.   The
valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from these projects are expected to commence within a year of the acquisition date; however, while the Company believes the projects will be completed as planned, the risk associated with completing development on schedule cannot be assured. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Principally due to the above factors, operating income decreased in the first nine months of fiscal 1999 by 12.3% to $43.7 million from $49.9 million in the comparable period of fiscal 1998.

Other expenses (income), net, improved to $(3.2) million of income in the first nine months of fiscal 1999 from $1.0 million of expense in the comparable prior period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes decreased in the first nine months of fiscal 1999 by 3.9% to $47.0 million from $48.9 million in the comparable prior period. For the first nine months of fiscal 1999, the Company's effective income tax rate was 36.5%, a decrease from 37.5% in fiscal 1998, principally as a result of the provision for taxes in certain state and international jurisdictions.

                      ARROW INTERNATIONAL, INC.


Net income decreased 2.3% to $29.8 million in the nine months ended May 31, 1999 from $30.5 million in the comparable prior period. As a percentage of net sales, net income represented 13.7% during the nine months ended May 31, 1999 compared to 15.6% in the comparable period of fiscal 1998.

Basic and diluted earnings per common share were $1.29 in the nine month period ended May 31, 1999, a decrease of 2.3%, or $.03 per share, from $1.32 per share in the comparable prior year period. Weighted average common shares outstanding decreased to 23,217,815 from 23,224,960 in the comparable prior year period.

Investment in Cardiac Pathways:

The Company owns marketable equity securities of Cardiac Pathways
Corporation ("Cardiac Pathways"), which are carried at fair market value. The carrying amount at May 31, 1999 was $.625 million. The unrealized losses, net of tax, which are reported as a separate component of shareholders' equity, were $5.1 million at May 31, 1999.

Cardiac Pathways has announced that, on July 20, 1999, it will hold a Special Meeting of Stockholders to, among other things, approve a private placement to raise, subject to closing conditions, an aggregate of $31.5 million that Cardiac Pathways states it needs to continue to operate its business. If the financing does not close, Cardiac Pathways has stated that it will not have sufficient resources to continue operations.

The Company will continue to monitor the progress of Cardiac Pathways' financial condition. Based on the outcome of Cardiac Pathways' July 20, 1999 Special Meeting of Stockholders, the Company will determine the amount of the impairment in the value of its investment in Cardiac Pathways. The Company will take a charge in its consolidated statements of income in its fourth fiscal quarter of 1999 for the write down of its investment in Cardiac Pathways to fair value.

                   Liquidity and Capital Resources

For the nine months ended May 31, 1999, net cash provided by operations was $37.4 million, an increase of $12.0 million from the same period in the prior year. Accounts receivable increased by $7.5 million in the nine months ended May 31, 1999 compared to a $5.0 million increase in the same period of fiscal 1998. Accounts receivable, measured in day sales outstanding during the period, was 90 days at both May 31, 1999 and May 31, 1998. Inventory control measures resulted in providing cash of $.3 million for the nine months ended May 31, 1999 whereas, an inventory build-up during the comparable period of the fiscal year period of 1998 used cash of $10.3 million.

Net cash used in the Company's investing activities increased to $43.5 million in the nine months ended May 31, 1999 from $20.5 million in the comparable period of fiscal 1998, principally as a result of the Company's acquisition of the cardiac assist division of C.R. Bard, Inc. in December 1998.

                       ARROW INTERNATIONAL, INC.

Financing activities provided $9.8 million in the nine month period ended May 31, 1999, whereas such activities used $6.8 million in the comparable period of fiscal 1998, changing principally as a result of increased borrowings under the Company's revolving credit facilities. In March 1999, the Company announced the open market purchase of up to 1 million shares of its common stock. This share repurchase remains in effect and is funded by the Company's cashflows. As of May 31, 1999, the Company has used an aggregate of $1.5 million of available cash to fund the repurchase of 71,900 shares of its common stock.

As of May 31, 1999, the Company had U.S. bank credit facilities providing a total of $65 million in revolving credit, of which $24.8 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $22.1 million, of which $15.2 million remained unused as of May 31, 1999. Combined borrowings under these facilities increased $17.4 million during the nine month period ended May 31, 1999.

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

During the nine month periods ended May 31, 1999 and 1998, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.7% and 24.6%, respectively. As of May 31, 1999, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $11.8 million mature at various dates through November 30, 1999. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

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

The Company's Central Venous Catheters and other catheter products are unaffected by the Year 2000 problem. Early in 1998, the Company responded to the FDA concerning the effect of the Year 2000 problem on its intra-aortic balloon pumps. The software in the more recent models of the pumps has taken the change of century issues into account. The operating range for the clock calendar in these pumps spans a 100 year period from the years 1988 through 2087. The clock calendar on certain older models advances as high as 1999. However, none of the pumps depend on the year information for any calculations or in communicating with other electronic devices, and all of these pumps are expected to function as intended or expected, regardless of the date. Customers requesting certifications are provided with specific pump model numbers that have or do not have the updated clock calendars.

The Company's major Year 2000 concerns relate to business systems that support the continuity of its business operations and the delivery of products and support services to its customers.

For the Company's business applications relating to sales order processing, billing, disbursements, payroll, marketing and manufacturing management, the necessary software code modifications have been completed in the development version of the applications. Modified versions were tested by advancing dates beyond December 31, 1999. The validated software was moved to the production machines. U.S. general ledger software is being validated and is expected to be completed by August 31, 1999. The cost of the Company's software upgrades is estimated to be approximately $30,000 for all U.S. systems and $120,000 for all foreign systems. Updates to foreign business systems will be completed by October 1, 1999. Internal resources devoted to these efforts are estimated at 500 man-days. In the event that the production systems malfunction due to the change to the Year 2000, the software and data will be moved back to the machines on which the validation was done so that business processes can continue.

The Company's engineering documentation systems which are critical systems for manufacturing were tested and are Year 2000 compliant.

The  Company's PC systems were upgraded in fiscal 1998 at a cost  of
$700,000.   An  estimated $500,000 will be spent in fiscal  1999  to
upgrade servers and replace the e-mail system.

                        ARROW INTERNATIONAL, INC.

The Company's computer controlled equipment includes programmable controllers on production equipment and systems for time and attendance recording, building management, life safety, security, elevators, air compressors and high purity water. For equipment or systems controlled by computer chips or programs, the Company has determined that these systems or equipment are Year 2000 compliant.

The status of Year 2000 compliance by key suppliers of products and services to the Company is being determined by using a compliance survey, which the Company mailed in December 1998. We have received and evaluated responses from suppliers. Follow up actions are being taken to obtain responses from all suppliers to ensure compliance.

The Company's unused credit facilities will provide additional borrowing capacity which could be utilized to support the Company's cash flow requirements in the event that health care providers are unable to pay amounts owed to the Company on a timely basis due to system malfunctions related to the Year 2000 change.

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


Accounting Standards Not Yet Adopted:

On June 23, 1999, the Financial Accounting Standards Board approved issuance of a final statement to defer the effective date of Statement of Accounting Standards Number 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). Consequently, FAS 133 will now become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of this new standard will not have a material effect on the Company as FAS 133 retains the provisions of FAS 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting and does not change the accounting for interest rate swaps.

                      ARROW INTERNATIONAL, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market
Risk.


Financial Instruments:

During the nine month periods ended May 31, 1999 and 1998, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.7% and 24.6%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

                      ARROW INTERNATIONAL, INC.

At May 31, 1999, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through November 30, 1999. The following table identifies forward exchange contracts to sell foreign currencies and interest rate swap agreement at May 31, 1999 and August 31, 1998 as follows:

                                May 31, 1999             August 31, 1998
                            Notional Fair Market      Notional Fair Market
                             Amounts     Value         Amounts     Value
                             -------    -------        -------    -------
Foreign currency: (U.S. Dollar Equivalents)

 Japanese yen                $ 5,431    $ 5,099        $ 7,062    $ 6,404
 German marks                  1,137      1,069            -          -
 French francs                   -          -            1,168      1,191
 Spanish pesetas                 557        516          1,468      1,507
 Canadian dollars              1,792      1,832            -          -
 Greek drachmas                1,269      1,287          1,136      1,203
 Mexican peso                    825        877            909        977
 African rand                    786        801            -          -
 Netherlands guilder             -          -              498        503
                             -------    -------        -------    -------
                             $11,797    $11,481        $12,241    $11,785
                             -------    -------        -------    -------
                             -------    -------        -------    -------

Interest rate swap agreement $ 5,000    $    15        $ 5,000    $   (77)
                             -------    -------        -------    --------
                             -------    -------        -------    --------

In 1998, the Company entered into an interest rate swap to reduce the impact of its floating rate debt. The swap agreement allows the Company to exchange floating rates for fixed interest payments over the life of the agreement. The differential is accrued as interest rates change and is recorded as interest expense. The agreement expires in May 2003, but allows for early termination. The effect of the agreement is to limit interest rate exposure to 5.62% on $5.0 million of its revolving credit. As a result of the swap agreement, interest expense was increased by $21 for the nine months ended May 31, 1999.

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

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:


               Exhibit 27      *Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of the
                               Private Securities Litigation Reform
                               Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended May 31, 1999.



















*Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and
Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.

                      ARROW INTERNATIONAL, INC.

                              SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARROW INTERNATIONAL, INC.
                                   (Registrant)




Date:  July 14, 1999       By:   Frederick J. Hirt
                                 --------------------
                                    (signature)

                                 Frederick J. Hirt
                                 Vice President-Finance
                                 and Treasurer (Principal
                                 Financial Officer and
                                 Chief Accounting Officer)

                          EXHIBIT INDEX



Exhibit   Description
Number    of Exhibit                  Method of Filing
-------   -----------                 ----------------

27        *Financial Data Schedule    EDGAR

99.1      Cautionary Statement for    Page 27 of this report
          Purposes of the Safe
          Harbor Provisions of the
          Private Securities
          Litigation Reform Act of
          1995


























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

The Company's Central Venous Catheters and other catheter products are unaffected by the Year 2000 problem. Early in 1998, the Company responded to the FDA concerning the effect of the Year 2000 problem on its intra-aortic balloon pumps. The software in the more recent models of the pumps has taken the change of century issues into account. The operating range for the clock calendar in these pumps spans a 100 year period from the years 1988 through 2087. The clock calendar on certain older models advances as high as 1999. However, none of the pumps depend on the year information for any calculations or in communicating with other electronic devices, and all of these pumps are expected to function as intended or expected, regardless of the date. Customers requesting certifications are provided with specific pump model numbers that have or do not have the updated clock calendars.

The Company's major Year 2000 concerns relate to business systems that support the continuity of its business operations and the delivery of products and support services to its customers.

For the Company's business applications relating to sales order processing, billing, disbursements, payroll, marketing and manufacturing management, the necessary software code modifications have been completed in the development version of the applications. Modified versions were tested by advancing dates beyond December 31, 1999. The validated software was moved to the production machines. U.S. general ledger software is being validated and is expected to be completed by August 31, 1999. The cost of the Company's software upgrades is estimated to be approximately $30,000 for all U.S. systems and $120,000 for all foreign systems. Updated to foreign business systems will be completed by October 1, 1999. Internal resources devoted to these efforts are estimated at 500 man-days. In the event that the production systems malfunction due to the change to the Year 2000, the software and data will be moved back to the machines on which the validation was done so that business processes can continue.

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

The status of Year 2000 compliance by key suppliers of products and services to the Company is being determined by using a compliance survey, which the Company mailed in December 1998. We have received and evaluated responses from suppliers. Follow up actions are being taken to obtain responses from all suppliers to ensure compliance.

The Company's unused credit facilities will provide additional borrowing capacity which could be utilized to support the Company's cash flow requirements in the event that health care providers are unable to pay amounts owed to the Company on a timely basis due to system malfunctions related to the Year 2000 change.

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