Form 10-K
period 1999-08-31
ARROW INTERNATIONAL INC
filed 1999-11-23
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended August 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

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

          Name of Exchange on which registered: The Nasdaq Stock Market

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 1, 1999 was approximately $319,773,636.

      The number of shares of Registrant's Common Stock outstanding on November 1, 1999 was 22,851,643.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 2000, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 1999, are incorporated by reference in Part III of this report.

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

      Arrow International, Inc. (together with its subsidiaries, "Arrow" or the "Company") was incorporated as a Pennsylvania corporation in 1975. Arrow develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical and cardiac care. The Company's critical care products are used principally for central vascular access for administration of fluids, drugs, and blood products, patient monitoring and diagnostic purposes, as well as for pain management. These products are used by anesthesiologists, critical care specialists, surgeons, cardiologists, nephrologists, emergency and trauma physicians and other health care providers. Arrow's cardiac care products are used by interventional cardiologists, cardiac surgeons, interventional radiologists and electrophysiologists for such purposes as the diagnosis and treatment of heart and vascular disease and to provide short-term cardiac assist following cardiac surgery, serious heart attack or balloon angioplasty.

      Arrow's critical care products, which were originally introduced in 1977, accounted for 81.4%, 83.6% and 84.3% of net sales in fiscal 1999, 1998 and 1997, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; the ARROWg+ard(TM) antiseptic surface treatment, which is applied to many of the Company's vascular access catheters to reduce the risk of catheter-related infection; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; and Percutaneous Thrombolytic Devices ("PTD") which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients.

      In 1995, the Company acquired Therex Limited Partnership ("Therex"), thereby expanding its critical care product line to include implantable constant flow drug delivery pumps and a broad line of implantable vascular access ports used for the infusion of certain drugs over an extended period of time to treat cancer, other chronic diseases and chronic pain. The implantable pumps are used for the administration of the chemotherapy drug, 2-deoxy 5-fluorouridine ("FUDR") for the treatment of liver cancer, for the administration of morphine to treat malignant or benign intractable pain and for the administration of Baclofen, a drug used for the treatment of spasticity. In 1997, the Company expanded this product line by acquiring the implantable constant flow drug delivery pump product business of Strato/Infusaid, Inc., a former subsidiary of Pfizer, Inc., (Strato/Infusaid").

      In August 1998, the Company strengthened its ability to meet the needs of critical care physicians by acquiring Medical Parameters, Inc. ("MPI"). MPI manufactures and markets custom tubing sets used by critical care physicians to connect central venous catheters to blood pressure monitoring devices and drug infusion systems.

      Arrow's cardiac care products accounted for 18.6%, 16.4% and 15.7% of net sales in fiscal 1999, 1998 and 1997, respectively. These products include cardiac assist products, such as intra-aortic balloon pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. The Company's ACAT(TM)1 intra-aortic balloon pump is smaller, lighter and more technologically advanced than the KAAT II Plus(R) pump, which it replaced in 1998, and represents the current state-of-the art


                                       (2)
in intra-aortic balloon pumping. The Company's NarrowFlex(TM) reduced diameter (8 Fr.) intra-aortic balloon catheter takes up less space in the femoral artery than previously available catheters and, therefore, permits greater blood circulation to a patient's lower extremities. Other cardiac care products include electrophysiology products, which are used primarily to map the electrical signals which activate the heart; the Berman(TM) Angiographic Catheter, which is used for pediatric cardiac angiographic procedures; and other cardiac care products, such as the Super Arrow-Flex(TM) sheath, which provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system.

      On December 1, 1998, the Company continued its expansion into the cardiac care market by purchasing the assets of the cardiac assist division of C. R. Bard, Inc., a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump.

      On September 1, 1999, the Company acquired Sometec, S.A., a French development company that has recently introduced a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow. The Company believes this well developed, patented technology represents a potentially important tool for non-invasively tracking cardiac output of both surgical and critically ill patients. Where appropriate, the Company plans to continue to complement its internal research and development efforts with similar acquisitions and collaborative arrangements.

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

      In fiscal 1999, 1998 and 1997, 64.1%, 64.9% and 63.8%, respectively, of the Company's net sales were to U.S. customers. In this market, approximately 80.0% of the Company's fiscal 1999 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors.

      Internationally, the Company sells its products through eleven direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic and Slovakia. As of November 2, 1999, independent distributors in 85 additional countries service the remainder of the world.

      To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and a 65,000 square foot manufacturing and research facility in the Czech Republic.

      Revenues, profitability and long-lived assets attributable to significant geographic areas are presented in Note 13 to the Company's consolidated financial statements, included elsewhere herein.

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


                                       (3)

      Rapid growth in U.S. health care costs, coupled with a lack of access by some U.S. citizens to adequate health care, has resulted in numerous legislative initiatives in the U.S. Congress during the last several years. While none of these initiatives have to date resulted in substantive legislation, the intent of these initiatives was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. The increased emphasis in the U.S. on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company presently believes that this emphasis has increased the importance of competitive prices and may continue to reduce the U.S. growth rate for certain of the Company's products. The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company continues to face pricing pressures in certain product lines in European markets as governments strive to curtail increases in health care costs. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.

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

      Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac assist with the acquisition of Kontron Instruments and supplemented this acquisition with the acquisition of the cardiac assist division of C. R. Bard, Inc. The Company's acquisition of Therex, augmented by the acquisition of the Strato/Infusaid implantable constant flow drug delivery pump product line, has provided it with a product offering of implantable drug delivery devices, which the Company believes represents an important addition to its critical care product line.

      Research and development expenses totaled $20.3 million (6.9% of net sales), $18.4 million (7.1% of net sales) and $15.9 million (6.5% of net sales) in fiscal 1999, 1998 and 1997, respectively.


                                       (4)

Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

      Since 1988, the Company has been developing the Arrow(R)-Fischell Pullback Atherectomy Catheter (the "PAC") for the removal of atherosclerotic plaque. The Company acquired certain patents relating to the technology underlying the PAC in 1990. In conjunction with the acquisition, the Company entered into a research and development agreement under which the Company was required to make certain payments upon the PAC's achievement of specified development milestones. In July 1995, the Company amended this agreement to modify the terms of payment of, and recognize as pre-paid royalties, these milestone payments. In the fourth quarter of 1998, the Company began a European multi-center randomized study to evaluate the effectiveness of the PAC for the removal of plaque from restenosed coronary stents. The study continues to date.

      The Company has been conducting research which uses microwave energy for the ablation of cardiac tissue responsible for ventricular tachycardia. The research being conducted is to determine whether microwave ablation catheter's radioactive heating mechanism is potentially capable of creating deeper, wider lesions than currently marketed radio frequency ablation catheters, which lesions electrophysiologists indicate are necessary for the effective treatment of ventricular tachycardia using ablation therapy.

      In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term Left Ventricular Assist Device ("LVAD"). Although LVADs are currently used to provide short-term cardiac assist to patients awaiting heart transplants, the Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient ventricular heart function. In contrast to currently marketed LVADs, the LVAD currently under development by the Company is not intended merely as a bridge to heart transplant, but is designed, upon receipt of necessary regulatory approvals, to serve as a long-term cardiac assist device for certain patients. The Hershey Medical School LVAD has been in development for over fifteen years and has undergone extensive preclinical studies and testing. The LVAD being developed is electrically driven by a wearable battery pack transmitting power non-invasively through the skin to an implanted receiving coil that maintains a charge in batteries incorporated into the device. These implanted batteries are capable of maintaining LVAD function for approximately 45 minutes without the aid of any external power source. In fiscal 1997, the Company began long-term durability testing of its LVAD, which must be satisfactorily completed before Phase I human clinical trials under an IDE can be commenced in the U.S. The Company continued to conduct animal trials in fiscal 1999. On October 26, 1999, the Company announced the first human implant of the Company's fully implantable Left Ventricular Assist System, named the LionHeart(TM). The LionHeart(TM) was introduced to the medical community at large on November 7, 1999 at the Heart Association Meeting in Atlanta, GA.

      There can be no assurance that the FDA or any foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products.

      Engineering and Manufacturing

      Arrow has developed the core technologies that the Company believes are necessary for it to design, develop and manufacture complex, high quality catheter-related medical devices. This technological capability has enabled the Company to develop internally many of the major components of its products and reduce its unit manufacturing costs. To help further reduce manufacturing costs and improve efficiency, the Company has increasingly automated the production


                                       (5)
of its high-volume products and plans to continue to make significant capital expenditures to promote efficiency and reduce operating costs.

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

      Government Regulation

      As a developer, manufacturer and marketer of medical devices, the Company is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory agencies in jurisdictions in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state, local


                                       (6)
or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

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

      Environmental Compliance

      The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storing and disposal of materials, which are classified as hazardous. In 1991, the U.S. Environmental Protection Agency ("EPA") made a formal request to the Company for information about wastes which may have been disposed of at a landfill site ("Site") located near Reading, Pennsylvania. The Company has been involved with the Site located in the Reading, Pennsylvania area. The Site, which was closed in 1986, is a former municipal waste disposal landfill that was added to the National Priorities List ("NPL"), as authorized by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), in 1989. The Company believes that some of its municipal-type wastes may have been transported to the Site prior to 1987 by a waste transporter contracted by the Company. In 1997, the U.S. Environmental Protection Agency ("EPA") advised the Company that the agency regarded the Company to be a potentially responsible party ("PRP") with respect to environmental contamination associated with the Site. In 1998, EPA advised the Company


                                       (7)
that the agency regarded the Company to be a de minimis party (a party whose alleged contribution of waste materials to the Site is minimal in terms of volume and toxicity), and was eligible for a de minimis settlement under CERCLA. In 1999, EPA proposed a de minimis settlement to the Company and approximately 30 other PRPs. The Company has elected to resolve its alleged liability with respect to the Site in an alternative manner, as described below. No further action has been taken by EPA against the Company, and none is anticipated.

      In 1994, the Company, along with 16 other parties, was named in a civil complaint filed by a group of five corporate plaintiffs in federal district court seeking recovery of response or remedial costs at the Site. The plaintiffs have agreed, or were ordered by EPA, to undertake certain remedial actions at the Site, and have incurred costs in this respect for which they seek recovery. The Company has reached a settlement agreement in principle with the plaintiffs in the civil action, and expects to conclude a settlement before the end of 1999. The settlement in principle requires a payment by the Company to plaintiffs of an amount, subject to a confidentiality agreement, which will, in the opinion of management, not have a material adverse affect on the Company's business, financial condition or results of operations. The settlement provides an adequate release to the Company from further liability associated with the Site and should result in the dismissal of the Company from the action. In addition, the Company has been pursuing a claim against one of the Company's former insurance carriers for the recovery of some of the costs incurred in connection with this matter. Consequently, the Company has concluded that the settlement will not have a material adverse affect on its business, financial condition, or results of operations.

      In a separate matter, in June 1989, the Company was notified that it was among the potentially responsible parties under CERCLA, for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility. The Company was notified by the EPA in September 1995 of the means by which it may resolve its alleged liability with respect to the conduct of a remedial investigational feasibility study at this facility and of the opportunity to participate with other small waste contributors to this facility in a de minimis settlement which the EPA believes is likely to be appropriate for this facility. In December 1995, the Company indicated its interest in entering into such a de minimis settlement, and this case has not been active since such date insofar as it involves the Company.

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

      Employees

      As of October 31, 1999, Arrow had 2,859 full-time employees. All of the Company's hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in September 2000. The Company does not anticipate problems with negotiating a new agreement with the Union. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.


                                       (8)

      Executive Officers

      The executive officers of the Company and their ages and positions as of November 1, 1999 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

      Name                    Age       Current Position
      ----                    ---       ----------------

      Marlin Miller, Jr.      67        Chairman and Chief Executive Officer

      Philip B. Fleck         55        President and Chief Operating Officer

      Paul L. Frankhouser     54        Executive Vice President

      Frederick J. Hirt       51        Vice President-Finance, Chief Financial
                                          Officer and Treasurer

      T. Jerome Holleran      63        Secretary

      Thomas D. Nickel        60        Vice President-Regulatory Affairs
                                          and Quality Assurance

      Scott W. Hurley         41        Controller

      Mr. Miller has served as Chief Executive Officer and a director of the Company since it was founded in 1975. He served as President from 1975 to January 20, 1999. Mr. Miller is also President and a director of Arrow Precision Products, Inc. ("Precision"), a corporation controlled by principal shareholders of the Company, and in fiscal 1998 he devoted approximately 1% of his time to Precision. He is a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

      Mr. Fleck has served as President since January 20, 1999. From June 1994 to January 20, 1999, he served as Vice President - Research and Manufacturing of the Company. From 1986 to June 1994, Mr. Fleck served as Vice President - Research and Engineering of the Company. From 1975 to 1986, Mr. Fleck served as Engineering Manager of the Company.

      Mr. Frankhouser has served as Executive Vice President since January 20, 1999. He served as Vice President-Marketing of the Company from 1986 until January 20, 1999. From 1980 to 1986, Mr. Frankhouser served as Manager of Marketing of the Company.

      Mr. Hirt has served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company since August 1998. Prior to joining the Company, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., from 1980 to 1998, where he most recently served as Vice President, Accounting and Reporting.


                                       (9)

     Mr. Holleran has served as Secretary and a director of the Company since its founding in 1975 and, until September 1997, also served as a Vice President. Until recently and since July 1996, Mr. Holleran served as President and Chief Executive Officer of Precision Medical Products, Inc., a former subsidiary of Precision, which manufactures and markets certain non-catheter medical products and was sold on August 29, 1997 to certain employees of Precision, including Mr. Holleran. He is now the Chairman and Chief Executive Officer of Precision Medical Products, Inc. From February 1986 to September 1997, Mr. Holleran was also Vice President, Chief Operating Officer and a director of Precision. From 1991 to 1996, Mr. Holleran served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products, until the sale in June 1996 of a portion of the Endovations business to the Company and the remainder to an unrelated third party.

      Mr. Nickel has served as Vice President-Regulatory Affairs and Quality Assurance of the Company since 1991. From 1986 to 1991, Mr. Nickel served as Director of Regulatory Affairs and Quality Assurance of the Company.

      Mr. Hurley has served as Controller of the Company since April 1998. Prior to joining the Company, from 1990 to 1998 he served in various capacities with Rhone-Poulenc Rorer, most recently as a Director of Finance.

Item 2. PROPERTIES:

      The Company's corporate headquarters and principal research center are located in a 165,000 square foot facility in Reading, Pennsylvania. This facility, which also includes manufacturing space, is located on 126 acres.

      Other major properties owned by the Company include a 165,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and a 65,000 square foot manufacturing and research facility in the Czech Republic.

      In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts, a 12,000 square foot manufacturing facility in Walpole, Massachusetts, and a 7,700 square foot manufacturing facility and sales office in Woburn, Massachusetts. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain and Greece, sales office space in Mexico and warehouse space in California.

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


                                      (10)

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1999, through the solicitations of proxies or otherwise.

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

Quarter Ended                       High         Low      Dividends
=============                     =================================
August 31, 1999                   29 3/4     25 3/16      $   .055
May 31, 1999                          26      18 7/8          .055
February 28, 1999                 31 3/8      24 1/8          .055
November 30, 1998                 30 7/8          23          .050

August 31, 1998                   35 1/2      25 3/4      $   .050
May 31, 1998                          40          30          .050
February 28, 1998                     41      32 5/8          .050
November 30, 1997                 39 1/2    29 11/16          .045

      As of November 1, 1999, there were approximately 762 registered shareholders of the Company's common stock.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data for the years ended August 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 1999 and 1998 and for each of the three years in the period ended August 31, 1999, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere herein. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere herein.


                                      (11)

                                                   1999           1998         1997        1996          1995
                                                 ---------      --------     --------     --------     ---------
                                                             (In thousands, except per share amounts)

Consolidated Statement of Income Data:

Net sales                                        $ 295,946      $260,890     $245,889     $229,945     $ 213,014
Cost of goods sold                                 139,241       114,072      110,811      107,272       100,343
     Gross profit                                  156,705       146,818      135,078      122,673       112,671
Operating expenses
     Research, development and engineering          20,335        18,393       15,871       14,106        11,305
     Selling, general, and administrative           71,431        62,956       57,444       54,154        48,119
     Special charges*                               12,819        36,249           --           --            --
       Total operating expenses                    104,585       117,598       73,315       68,260        59,424
Operating income                                    52,120        29,220       61,763       54,413        53,247
Other expenses (income), net                        (3,221)        1,638        2,031        2,300          (569)
Income before income taxes                          55,341        27,582       59,732       52,113        53,816
Provision for income taxes                          19,646        19,010       22,997       19,282        19,374
                                                 ---------      --------     --------     --------     ---------

Net income                                       $  35,695      $  8,572     $ 36,735     $ 32,831     $  34,442
                                                 =========      ========     ========     ========     =========

Basic and diluted earnings per
     common share                                $    1.54      $   0.37     $   1.58     $   1.41     $    1.52
                                                 =========      ========     ========     ========     =========

Cash dividends per common share                  $    .215      $   .195     $   .175     $   .155     $    .135

Weighted average common shares
     outstanding                                    23,195        23,225       23,227       23,230        22,684

Balance Sheet Data:

Working capital                                  $ 107,901      $ 98,826     $ 81,460     $ 55,086     $  52,863
Total assets                                       357,484       324,116      320,373      299,421       262,510
Notes payable and current maturities of
     long-term debt                                 33,272        30,252       24,653       34,001        23,508
Long-term debt, excluding current maturities        11,105        11,686       12,043       15,988        20,463
Shareholders' equity                               278,167       247,868      245,917      219,773       190,937

* See Footnote 2 of the Notes to Consolidated Financial Statements.


                                      (12)

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

                              Results of Operations

      The following table presents for the three years ended August 31, 1999 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period changes in the dollar amounts of the respective line items.

                                                                             Period-to-Period
                                        Percentage of Net Sales             Percentage Increase
                                      ---------------------------       ---------------------------
                                         Year ended August 31,          1999       1998        1997
                                         ---------------------           vs          vs         vs
                                      1999        1998       1997       1998        1997       1996
                                      ----        ----       ----       ----        ----       ----
Net sales                            100.0%      100.0%     100.0%      13.4%        6.1%       6.9%
Gross profit                          53.0        56.3       54.9        6.7         8.7       10.1
Operating expenses:
     Research, development and
          engineering                  6.9         7.1        6.5       10.6        15.9       12.5
     Selling, general and
          administrative              24.2        24.1       23.4       13.5         9.6        6.1
     Special charges                   4.3        13.9         --      (64.6)      100.0         --
                                     -----       -----      -----      -----       -----       ----
Operating income                      17.6        11.2       25.0       78.4       (52.7)      13.5
Other expenses (income), net          (1.1)        0.6        0.8         *           *          *
Income before income taxes            18.7        10.6       24.2      100.6       (53.8)      14.6
Provision for income taxes             6.6         7.3        9.4        3.3       (17.3)      19.3
                                     -----       -----      -----      -----       -----       ----
Net income                            12.1         3.3       14.8      316.4       (76.7)      11.9


* Not a meaningful comparison


                                      (13)

Fiscal 1999 Compared to Fiscal 1998

Net sales increased by $35.0 million, or 13.4%, to $295.9 million in fiscal 1999 from $260.9 million in fiscal 1998. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. Sales of critical care products increased 10.5% to $241.0 million from $218.1 million in fiscal 1998, due primarily to increased shipments of products resulting from the acquisition of MPI in August 1998, an increase in unit shipments of central venous catheters, including increased shipments of ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products and increased shipments of percutaneous thrombectomy devices ("PTD"). Sales of cardiac care products increased 28.4% to $54.9 million from $42.8 million in the previous year, due primarily to increased shipments of intra-aortic balloon ("IAB") pump and catheter products. International sales increased by $14.9 million, and represented 35.9% of net sales, excluding royalty income, in fiscal 1999, compared to 35.1% in the prior year, principally as a result of growth in shipments of IAB pump and catheter products as well as multi-lumen catheters. The percentage of net sales attributable to the Company's direct sales force increased in fiscal 1999 to approximately 75.1% compared to approximately 74.1% in fiscal 1998.

Gross profit increased 6.7% to $156.7 million in fiscal 1999 from $146.8 million in fiscal 1998. As a percentage of net sales, gross profit decreased to 53.0% in fiscal 1999 from 56.3% in the prior year, due primarily to higher manufacturing costs related to the Company's IAB products, worldwide pricing pressures in certain market and product sectors, and a less profitable product mix.

Research, development and engineering expenses in fiscal 1999 increased by 10.6% to $20.3 million from $18.4 million in fiscal 1998. As a percentage of net sales, these expenses decreased to 6.9% in fiscal 1999, compared to 7.1% in fiscal 1998. These expenses increased primarily as a result of increased development, regulatory and clinical trial activity related to the LionHeart(TM), the Company's left ventricular assist system, new clinical studies related to the Company's Arrowgard(R) Plus and PAC research programs and additional engineering expense related to the acquisition of the cardiac assist division of C.R. Bard, Inc.

Selling, general and administrative expenses increased by 13.5% to $71.4 million during fiscal 1999 from $63.0 million in the previous year, and were 24.2% of net sales in fiscal 1999 compared to 24.1% in fiscal 1998. The increase was due primarily to additional expenses related to the operations of MPI and to the aforementioned acquisition of the cardiac assist division of C.R. Bard, Inc.

In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4.1 million ($2.7 million after tax or $.12 per basic and diluted common share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with Statement of Financial Accounting Standards ("FAS") No. 2, "Accounting for Research and Development Costs" and FASB Interpretation No. 4, "Applicability of FAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects commenced within a year of the acquisition date.

In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consistent with the Company's accounting policy for marketable equity securities, in the fourth


                                      (14)
quarter of fiscal 1999, the Company determined that the decline in the fair value of its investment in the Cardiac Pathways Corporation was other than temporary. Accordingly, the Company has established a new basis in the investment at $0.4 million, equivalent to its fair market value. As a result, the Company realized a special charge of $8.7 million before tax, $5.6 million after tax or $0.24 per basic and diluted common share.

In the fourth quarter of fiscal 1998, in accordance with FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the Company's accounting policy for goodwill, intangible and long-lived assets, the Company recorded a non-cash pre-tax special charge of $36.2 million ($32.0 million after tax or $1.38 per basic and diluted common share) to write down to fair value certain goodwill and intangible assets. As a result of the Company's successful development of more advanced cardiac assist products, the Company estimated that the carrying value of the goodwill was not recoverable. Accordingly, the Company has reduced the carrying value of goodwill related to previously acquired cardiac assist products by $29.0 million. The remaining carrying value of the goodwill is being amortized using the straight-line method over 10 years. The Company has also reduced the carrying value of certain intangible assets related to cardiac assist technology and other assets in the amount of $7.2 million. The remaining carrying value of these intangible assets is being amortized using the straight-line method over the estimated periods of benefits, from 5 to 17 years.

Principally due to the above factors, operating income increased 78.4% to $52.1 million in fiscal 1999 from $29.2 million in fiscal 1998.

Other expenses (income), net, improved to $(3.2) million of income in fiscal 1999 from $1.6 million of expense in fiscal 1998, due primarily to foreign exchange gains. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Aggregate foreign exchange gains in fiscal 1999 were $4.4 million and foreign exchange losses in fiscal 1998 were $1.1 million, including losses relating to foreign currency contracts of $0.7 million in fiscal 1999 and gains of $2.2 million in fiscal 1998.

As a result of the factors discussed above, income before income taxes increased in fiscal 1999 by 100% to $55.3 million from $27.6 million in fiscal 1998. In the fourth fiscal quarter of 1999, the Company reduced its annual effective tax rate from 36.5% in fiscal 1998, excluding special charges (the effective tax rate including special charges was 35.5% and 68.9% for fiscal 1999 and 1998, respectively), to 35.5% due to completion of tax audits. In the fourth quarter of fiscal 1998, the Company reduced its annual effective tax rate from 37.5% to 36.5% due to lower effective state income tax rates.

Net income in fiscal 1999 increased by 316% to $35.7 million from $8.6 million in fiscal 1998. As a percentage of net sales, net income represented 12.1% in fiscal 1999 compared to 3.3% in the previous year.

Earnings per basic and diluted common share increased to $1.54 in fiscal 1999, from $0.37 per share in fiscal 1998 due principally to the impact of the special charges in fiscal 1998 for the write down to fair value of certain goodwill and intangible assets ($1.38 per basic and diluted common share). Weighted average common shares outstanding decreased to 23,195,115 in fiscal 1999 from 23,224,780 in fiscal 1998 as a result of the forfeiture of restricted stock awards by certain former employees.

Fiscal 1998 Compared to Fiscal 1997

Net sales increased by $15.0 million, or 6.1%, to $260.9 million in fiscal 1998 from $245.9 million in fiscal 1997. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. Sales of critical


                                      (15)
care products increased 5.2% to $218.1 million from $207.3 million in fiscal 1997, due primarily to an increase in unit shipments of central venous catheters, including increased shipments of ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products, pain management catheters, percutaneous thrombectomy devices ("PTD") and implantable constant flow drug delivery pumps. Sales of cardiac care products increased 10.9% to $42.8 million from $38.6 million in the previous year, due primarily to increased shipments of intra-aortic balloon ("IAB") pump and catheter products offset by lower revenue related to discontinuation of sales of the Thoratec Corporation bi-ventricular assist device which the Company had been distributing in Europe until July 1, 1997. International sales increased by $2.4 million, and represented 35.1% of net sales, excluding royalty income, in fiscal 1998, compared to 36.2% in the prior year, principally as a result of growth in shipments of IAB pump and catheter products as well as multi-lumen catheters, offset by the effect of the stronger U.S. dollar on sales in significant foreign markets and by lower revenue related to a terminated contract for the sale of Thoratec products. The percentage of net sales attributable to the Company's direct sales force remained stable in fiscal 1998 at approximately 74.1% compared to approximately 74.2% in fiscal 1997.

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

Research, development and engineering expenses in fiscal 1998 increased by 15.9% to $18.4 million from $15.9 million in fiscal 1997. As a percentage of net sales, these expenses increased to 7.1% in fiscal 1998, compared to 6.5% in fiscal 1997. These expenses increased primarily as a result of development expenses related to several clinical trials now in progress, including the LionHeart(TM), the Company's left ventricular assist system.

Selling, general and administrative expenses increased by 9.6% to $63.0 million during fiscal 1998 from $57.4 million in the previous year, and increased as a percentage of net sales to 24.1% in fiscal 1998, compared to 23.4% in fiscal 1997. The increase was due primarily to increased sales and marketing costs for IAB products and establishing a dedicated sales force for implantable infusion pumps.

In the fourth quarter of fiscal 1998, in accordance with FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the Company's accounting policy for goodwill, intangible and long-lived assets, the Company recorded a non-cash pre-tax special charge of $36.2 million ($32.0 million after tax or $1.38 per basic and diluted common share) to write down to fair value certain goodwill and intangible assets. As a result of the Company's successful development of more advanced cardiac assist products, the Company estimated that the carrying value of the goodwill was not recoverable. Accordingly, the Company has reduced the carrying value of goodwill related to previously acquired cardiac assist products by $29.0 million. The remaining carrying value of the goodwill is being amortized using the straight-line method over 10 years. The Company has also reduced the carrying value of certain intangible assets related to cardiac assist technology and other assets in the amount of $7.2 million. The remaining carrying value of these intangible assets is being amortized using the straight-line method over the estimated periods of benefits, from 5 to 17 years.

Principally due to the above factors, operating income decreased 52.7% to $29.2 million in fiscal 1998 from $61.8 million in fiscal 1997.


                                      (16)

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

As a result of the factors discussed above, income before income taxes decreased in fiscal 1998 by 53.8% to $27.6 million from $59.7 million in fiscal 1997. The effective income tax rate increased to 68.9% (without special charges, the effective income tax rate decreased to 36.5%) in fiscal 1998 from 38.5% in fiscal 1997, principally as a result of the non-deductibility for tax purposes of special charges related to the write down to fair value of goodwill.

Net income in fiscal 1998 decreased by 76.7% to $8.6 million from $36.7 million in fiscal 1997. As a percentage of net sales, net income represented 3.3% in fiscal 1998 compared to 14.8% in the previous year.

Net income per basic and diluted common share decreased to $.37 in fiscal 1998, a decrease of $1.21, or 76.6%, per share, from $1.58 per share in fiscal 1997 due principally to the impact of the special charges for the write down to fair value of certain goodwill and intangible assets ($1.38 per basic and diluted common share) offset by income from operations. Weighted average common shares outstanding decreased to 23,224,780 in fiscal 1998 from 23,227,102 in fiscal 1997 as a result of the forfeiture of restricted stock awards by certain former employees.

Liquidity and Capital Resources

For fiscal 1999, net cash provided by operations was $56.7 million, an increase of $15.9 million from the prior year. This increase was due primarily to an increase in net income adjusted for the impact of special charges for the write down of the Company's investment in the Cardiac Pathways Corporation and a reduction in the rate of increase of the Company's inventories. Accounts receivable, net of the allowance for doubtful accounts, increased by $5.4 million for fiscal 1999, compared to a $3.1 million increase in the prior year. Accounts receivable, measured in days sales outstanding, decreased to 87 days at August 31, 1999, from 89 days at August 31, 1998, due principally to a decrease in the collection period for both U.S. and international sales. Inventories increased by $5.6 million in fiscal 1999 as compared to an increase of $13.3 million in fiscal 1998. This was due principally to the Company's acquisition of the cardiac assist division of C.R. Bard, Inc. and an increase in inventory to support marketing of IAB catheters.

Net cash used in the Company's investing activities increased to $48.9 million in fiscal 1999 from $39.3 million in the prior year, principally as a result of the Company's acquisition of the cardiac assist division of C.R. Bard, Inc.. Capital expenditures increased to $19.3 million in fiscal 1999 from $12.7 million in fiscal 1998 due to increased investment related to IAB products.

Net cash used by financing activities increased to $8.6 million in fiscal 1999, compared to $3.0 million in fiscal 1998. This change resulted principally from the Company's previously announced open market purchase of up to 1 million shares of its common stock. As of August 31, 1999, the Company used an aggregate of $4.1 million of available cash to fund the repurchase of 164,900 shares of common stock.

As of August 31, 1999, the Company had U.S. bank credit facilities providing a total of $65.0 million in available revolving credit for general business purposes, of which $40.3 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S.


                                      (17)
dollar equivalent of $23.3 million, of which $15.2 million remained unused as of August 31, 1999. Combined borrowing under these credit facilities increased $3.1 million and $7.8 million during the years ended August 31, 1999 and 1998, respectively. The Company is required to maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a working capital ratio of 1.25 to 1 or greater.

During fiscal 1999, 1998 and 1997, the percentage of the Company's sales invoiced in currencies other than the U.S. dollar was 23.8%, 24.7% and 26.8%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. As a partial hedge against these foreign currency risk exposures, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 1, 1999, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $11.2 million mature at various dates through February 2000. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In an effort to manage interest rate exposure, in April 1998 the Company entered into an interest rate swap agreement to reduce potential interest rate fluctuations on its floating rate debt. The interest rate swap agreement exchanges floating rate for fixed interest payments over the 5-year life of the agreement. Based on the Company's assessment of the interest rate environment, the Company exercised its right to terminate the agreement in August 1999.

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

The Company's Central Venous Catheters, other catheter products, cardiac output computers and implantable pumps are unaffected by the Year 2000 problem. Early in 1998, the Company responded to the FDA concerning the effect of the Year 2000 problem on its intra-aortic balloon pumps. The software in the more recent models of the pumps has taken the change of century issues into account. The operating range for the clock calendar in these pumps spans a 100-year period from the years 1988 through 2087. The clock calendar on certain older models advances as high as 1999. However, none of the pumps depend on the year information for any calculations or in


                                      (18)
communicating with other electronic devices, and all of these pumps will function as intended or expected, regardless of the date. Specific pump model numbers that have or do not have the updated clock calendars are listed on the Company's web site. The left ventricular assist system and hemodynamic monitor, the Hemosonic 100, were designed to be Year 2000 compliant.

The Company's major Year 2000 concerns relate to business systems that support the continuity of its business operations and the delivery of products and support services to its customers.

For the Company's business applications relating to sales order processing, billing, disbursements, payroll, marketing, manufacturing management, and general ledger, the necessary software code modifications have been completed in the development version of the applications. Modified versions were tested by advancing dates beyond December 31, 1999. The Year 2000 validated software was moved to the production machines. The cost of the Company's software upgrades was approximately $0.04 million for all U.S. systems and $0.234 million for all foreign systems. Internal resources devoted to these efforts were 650 man-days. In the event that the U.S. production systems malfunction due to the change to the Year 2000, the software and data will be moved back to the machines on which the validation was done so that business processes can continue.

The Company's engineering documentation systems which are critical systems for engineering and manufacturing were tested and are believed to be Year 2000 compliant. Internal resources devoted to upgrading these systems were in excess of 550 man-days. The cost of hardware and software was $0.122 million.

The Company's PC systems were upgraded in fiscal 1998 at a cost of $0.7 million. The Company spent $0.5 million in fiscal 1999 to upgrade servers and replace the e-mail system. Network servers and telecommunication systems are believed to be Year 2000 compliant. The cost to upgrade data networks was $0.01 million. Replacements or upgrades to voice-mail systems was $0.09 million.

The Company's computer controlled equipment includes programmable controllers on production equipment and systems for time and attendance recording, building management, life safety, security, elevators, air compressors and high purity water. For equipment or systems controlled by computer chips or programs, the Company has determined that these systems or equipment are Year 2000 compliant. Final testing has begun in all of the Company's manufacturing locations.

The status of Year 2000 compliance by key suppliers of products and services to the Company was determined by using a compliance survey. Critical suppliers have plans underway to assure their readiness for the Year 2000.

The Company has increased production by 10% to help ensure that sufficient inventories are available for the Year 2000. In addition, the Company has adopted a policy to discourage excessive stockpiling of Company products by customers. Finally, the Company's unused credit facilities will provide additional borrowing capacity which could be utilized to support the Company's cash flow requirements in the event that health care providers are unable to pay amounts owed to the Company on a timely basis due to system malfunctions related to the Year 2000 change.

The Company believes that any significant adverse Year 2000 effects will arise from circumstances beyond its control. In addition, the Company believes that its United States' operations can compensate for any short-term, isolated Year 2000 failures that may affect the Company's non-U.S. operations. While the Company believes that it is adequately addressing the Year 2000 problem, there can be no assurance that the costs and liabilities of the Year 2000 problem will not materially adversely affect its business, financial condition and results of operations.


                                      (19)

European Union Conversion to Euro:

The Company proactively considered issues related to conversion by eleven member states of the European Union to a common currency, the "Euro", beginning on January 1, 1999. For business applications relating to sales order processing, billing and payments, the Company has completed the necessary software code modification to address the triangulation requirements of the conversion. The cost of such modifications was approximately $0.05 million. Pricing of the Company's products in the European Union generally is market driven. As such, the Euro conversion did not have any impact on product pricing or contractual arrangements with health care service providers.

Recent Development:

On September 1, 1999, the Company completed the previously announced acquisition of Sometec, S.A. for $11.0 million, a French development company that has recently introduced a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow.

Statements of Financial Accounting Standards not yet Adopted:

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by FAS 137) establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The adoption of this new standard will not have a material effect on the Company as this statement retains the provisions of Statement of Accounting Standards No. 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

      Due to the global nature of its operations, the Company is subject to the exposures that arise from foreign exchange rate fluctuations. Such exposures arise from transactions denominated in foreign currencies, primarily from translation of results of operations from outside the United States, intercompany loans, and intercompany purchases of inventory. The Company is also exposed to interest rate changes.

      The Company's objective in managing its exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. The company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments, and anticipated foreign currency revenues to meet these objectives. The principal currencies hedged are the Japanese yen and major European currencies. The gains and losses on these contracts offset changes in the value of the related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent true exposures exist. The Company does not enter into foreign currency transactions for speculative purposes.

      The fair value of all foreign currency forward exchange contracts outstanding at August 31, 1999 was ($0.3) million, which does not represent the Company's annual exposure. An analysis was prepared to estimate the sensitivity of the fair value of all foreign currency forward exchange contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 1999. The results of this estimation, which may vary from actual results, are as follows


                                      (20)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                           Fair Value of Foreign Currency
(in millions)                                Forward Exchange Contracts
                                             --------------------------
      10% adverse rate movement                       $ (1.5)
      At August 31, 1999 rates                           (.3)
      10% favorable rate movement                         .7

      Any gains and losses on the fair value of derivative contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above analysis.

      Additional Quantitative and Qualitative disclosures about market risk (e.g. interest rate and foreign currency exchange risk) are set forth in note 14 to the Company's Consolidated Financial Statements contained herein under Item 14(a)(1).

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 (a) (1) and (2).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

      Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

      Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein in Part I under the caption "Executive Officers".

                                    PART III

Item 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation of Arrow's directors and executive officers will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information regarding beneficial ownership of the Company's common stock by certain beneficial owners and by management of the Company will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions with management of the Company will be included in the Proxy Statement and is incorporated herein by reference.


                                      (21)

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:

      (a) (1) The following financial statement schedule of the Company is filed as part of this Form 10-K.
                                                                         Page
                                                                         ----

           Report of Independent Accountants                              24

           Consolidated Balance Sheets at
           August 31, 1999 and 1998                                    25,26

           Consolidated Statements of Income
           for the years ended August 31, 1999,
           1998 and 1997                                                  27

           Consolidated Statements of Comprehensive
           Income for the years August 31, 1999,
           1998 and 1997                                                  28

           Consolidated Statements of Cash Flows
           for the years ended August 31, 1999,
           1998 and 1997                                                 29,30

           Consolidated Statements of Changes in
           Shareholders' Equity for the years ended
           August 31, 1999, 1998 and 1997                                31-33

           Notes to Consolidated Financial Statements                    34-55

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

      (a) (3) See Exhibit Index on pages 57 through 67 hereof for a list of the Exhibits filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K:

           None


                                      (22)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ARROW INTERNATIONAL, INC.


                                         By: /s/ Frederick J. Hirt
                                            ------------------------------------
                                            Frederick J. Hirt
                                            Chief Financial Officer,
                                            Vice President-Finance and Treasurer
Dated:  November 23, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                             Title                          Date

/s/ Marlin Miller, Jr.
----------------------------         Director, Chairman and            November 23, 1999
(Marlin Miller, Jr.)                 Chief Executive Officer
                                     (Principal Executive
                                     Officer)


/s/ Raymond Neag
----------------------------         Director                          November 23, 1999
(Raymond Neag)


/s/ Frederick J. Hirt
----------------------------         Chief Financial Officer,          November 23, 1999
(Frederick J. Hirt)                  Vice President -
                                     Finance and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)


/s/ John H. Broadbent, Jr.
----------------------------         Director                          November 23, 1999
(John H. Broadbent, Jr.)


/s/ T. Jerome Holleran
----------------------------         Director, Secretary               November 23, 1999
(T. Jerome Holleran)


/s/ Richard T. Niner
----------------------------         Director                          November 23, 1999
(Richard T. Niner)


/s/ George W. Ebright
----------------------------         Director                          November 23, 1999
(George W. Ebright)


/s/ Alan M. Sebulsky
----------------------------         Director                          November 23, 1999
(Alan M. Sebulsky)


/s/ John E. Gurski
----------------------------         Director                          November 23, 1999
(John E. Gurski)


/s/ Carl G. Anderson, Jr.
----------------------------         Director                          November 23, 1999
(Carl G. Anderson, Jr.)


/s/ R. James Macaleer
----------------------------         Director                          November 23, 1999
(R. James Macaleer)


                                      (23)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Arrow International, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Arrow International, Inc. and its subsidiaries ("the Company") at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania  19103
September 28, 1999


                                      (24)

                            ARROW INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                            August 31,
                                                                    ------------------------
                                                                     1999              1998
                                                                    -----------   ----------
ASSETS

Current assets:
  Cash and cash equivalents                                         $   3,939      $   4,652
  Accounts receivable, less allowance for doubtful accounts
     of $832 and $768 in 1999 and 1998, respectively                   70,467         65,107
  Inventories                                                          74,809         69,162
  Prepaid expenses and other                                           15,394         13,461
  Deferred income taxes                                                 2,018          2,040
                                                                    ---------      ---------
     Total current assets                                             166,627        154,422
                                                                    ---------      ---------

Property, plant and equipment:
  Land and improvements                                                 5,628          5,395
  Buildings and improvements                                           75,659         74,650
  Machinery and equipment                                             101,921         87,508
  Construction-in-progress                                             21,731         19,073
                                                                    ---------      ---------
                                                                      204,939        186,626
Less accumulated depreciation                                         (88,005)       (73,828)
                                                                    ---------      ---------
                                                                      116,934        112,798
                                                                    ---------      ---------

Goodwill, net of accumulated amortization of $7,154
  and $4,869 in 1999 and 1998, respectively                            35,698         34,320
Intangible and other assets, net of accumulated amortization of
  $8,745 and $7,240 in 1999 and 1998, respectively                     33,487         20,118
Deferred income taxes                                                   4,738          2,458
                                                                    ---------      ---------

     Total assets                                                   $ 357,484      $ 324,116
                                                                    =========      =========

                 See notes to consolidated financial statements

                                    Continued


                                      (25)

                            ARROW INTERNATIONAL, INC.

                      (In thousands, except share amounts)

                                                              August 31,
                                                      -----------------------
                                                        1999           1998
                                                      ----------     --------
LIABILITIES

Current liabilities:
  Current maturities of long-term debt               $     470      $     522
  Notes payable                                         32,802         29,730
  Accounts payable                                      10,028          7,912
  Cash overdrafts                                          394          1,395
  Accrued liabilities                                    8,707          7,053
  Accrued compensation                                   6,223          6,877
  Accrued income taxes                                     102          2,107
                                                     ---------      ---------
     Total current liabilities                          58,726         55,596

Long-term debt                                          11,105         11,686
Accrued postretirement benefit obligation                9,486          8,966

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  5,000,000 shares authorized;
  none issued                                               --             --
Common stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares in
  1999 and 1998                                         45,661         45,661
Retained earnings                                      250,931        220,217
  Less treasury stock at cost:
     3,420,970 and 3,254,752 shares
     in 1999 and 1998, respectively                    (12,618)        (8,432)
Accumulated other comprehensive income (expense)        (5,807)        (9,534)
Unearned compensation                                       --            (44)
                                                     ---------      ---------

     Total shareholders' equity                        278,167        247,868
                                                     ---------      ---------

     Total liabilities and shareholders' equity      $ 357,484      $ 324,116
                                                     =========      =========

                 See notes to consolidated financial statements


                                      (26)

                            ARROW INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)

                                                            for the years ended August 31,
                                                  -------------------------------------------------
                                                      1999             1998               1997
                                                  ------------      ------------      ------------
Net sales                                         $    295,946      $    260,890      $    245,889
Cost of goods sold                                     139,241           114,072           110,811
                                                  ------------      ------------      ------------
     Gross profit                                      156,705           146,818           135,078
                                                  ------------      ------------      ------------

Operating expenses:
   Research, development and engineering                20,335            18,393            15,871
   Selling, general and administrative                  71,431            62,956            57,444
   Special charges                                      12,819            36,249                --
                                                  ------------      ------------      ------------
                                                       104,585           117,598            73,315
                                                  ------------      ------------      ------------

      Operating income                                  52,120            29,220            61,763
                                                  ------------      ------------      ------------

Other expenses (income):
  Interest expense, net of amount capitalized            1,328               784               897
  Interest income                                         (353)             (456)             (894)
  Other, net                                            (4,196)            1,310             2,028
                                                  ------------      ------------      ------------
                                                        (3,221)            1,638             2,031
                                                  ------------      ------------      ------------
Income before income taxes                              55,341            27,582            59,732

Provision for income taxes                              19,646            19,010            22,997
                                                  ------------      ------------      ------------

     Net income                                   $     35,695      $      8,572      $     36,735
                                                  ============      ============      ============

Basic earnings per common share                   $       1.54      $       0.37      $       1.58
                                                  ============      ============      ============
Diluted earnings per common share                 $       1.54      $       0.37      $       1.58
                                                  ============      ============      ============
Cash dividends per common share                   $       .215      $       .195      $       .175
                                                  ============      ============      ============
Weighted average common shares outstanding          23,195,115        23,224,780        23,227,102
                                                  ============      ============      ============

                 See notes to consolidated financial statements


                                      (27)

                            ARROW INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                       for the fiscal years ended August 31,
                                                       --------------------------------------
                                                          1999          1998           1997
                                                        --------      --------      --------
Net income                                              $ 35,695      $  8,572      $ 36,735

Other comprehensive income (expense):
  Foreign currency translation adjustments                  (113)       (1,071)       (4,566)
  Unrealized holding loss on securities, net of tax
       ($545, $804, and $1,425, respectively)             (1,758)       (1,217)       (2,158)
  Reclassification adjustment for losses included
       in net income, net of tax ($3,082)                  5,598            --            --
                                                        --------      --------      --------

            Other comprehensive income (expense)           3,727        (2,288)       (6,724)
                                                        --------      --------      --------

            Total comprehensive income                  $ 39,422      $  6,284      $ 30,011
                                                        ========      ========      ========

                 See notes to consolidated financial statements


                                      (28)

                            ARROW INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                          for the years ended August 31,
                                                        -----------------------------------
                                                          1999          1998          1997
                                                        --------      --------      --------
Cash flows from operating activities:
  Net income                                            $ 35,695      $  8,572      $ 36,735
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                            14,772        12,092        11,575
  Special charges                                         12,819        36,249            --
  Amortization of intangible assets and goodwill           3,790         3,576         4,083
  Amortization of unearned compensation                       44           253           229
  Deferred income taxes                                   (2,258)       (1,008)       (1,257)
  Unrealized holding loss (gain) on securities            (2,536)          804         1,425
  Other                                                      490         1,042           407
Changes in operating assets and liabilities:
    Accounts receivable                                   (4,217)       (3,785)      (14,981)
    Inventories                                            1,909       (11,405)      (10,221)
    Prepaid expenses and other                            (1,958)       (4,700)       (2,462)
    Accounts payable and accrued liabilities               1,402         3,411         5,148
    Accrued compensation                                  (1,206)       (3,300)          771
    Accrued income taxes                                  (2,044)       (1,015)        1,450
                                                        --------      --------      --------
       Total adjustments                                  21,007        32,214        (3,833)
                                                        --------      --------      --------
          Net cash provided by operating activities       56,702        40,786        32,902
                                                        --------      --------      --------

Cash flows from investing activities:
  Capital expenditures                                   (19,264)      (12,685)      (16,770)
  Increase in intangible and other assets                 (1,753)       (4,963)       (3,187)
  Cash paid for businesses acquired, net                 (27,903)      (21,641)       (2,002)
                                                        --------      --------      --------
          Net cash used in investing activities          (48,920)      (39,289)      (21,959)
                                                        --------      --------      --------

Cash flows from financing activities:
  Increase (decrease) in notes payable                     1,726         6,917        (2,880)
  Principal payments of long-term debt,
    including current maturities                            (110)       (1,233)       (7,508)
  (Decrease) increase in book overdrafts                  (1,001)       (4,072)        5,467
  Dividends paid                                          (4,981)       (4,528)       (4,065)
  Purchase of treasury stock                              (4,186)          (58)          (43)
                                                        --------      --------      --------
          Net cash used in financing activities           (8,552)       (2,974)       (9,029)
                                                        --------      --------      --------

Effects of exchange rate changes on
  cash and cash equivalents                                   57          (147)         (445)
Net change in cash and cash equivalents                     (713)       (1,624)        1,469
Cash and cash equivalents at beginning of year             4,652         6,276         4,807
                                                        --------      --------      --------
Cash and cash equivalents at end of year                $  3,939      $  4,652      $  6,276
                                                        ========      ========      ========

                 See notes to consolidated financial statements

                                    Continued


                                      (29)

                            ARROW INTERNATIONAL, INC.

                                 (In thousands)

                                                                                     for the years ended August 31,
                                                                                    -------------------------------
                                                                                     1999         1998        1997
                                                                                    -------     -------     -------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                                                $ 1,328     $   784     $   897
Income taxes                                                                        $24,442     $20,412     $21,092

Supplemental schedule of noncash investing and financing activities:

During 1999, 1998 and 1997, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

Estimated fair value of assets acquired                                             $30,096     $25,258     $ 6,051
Cash paid for assets, net of cash acquired                                           27,903      21,641       2,002
                                                                                    -------     -------     -------
Liabilities assumed                                                                 $ 2,193     $ 3,617     $ 4,049

Cash paid for businesses acquired:
   Working capital                                                                  $ 8,401     $ 3,676     $ 2,002
   Property, plant and equipment                                                        300         249          --
   Goodwill, intangible assets and in-process
      research and development                                                       19,202      17,716          --
                                                                                    -------     -------     -------
                                                                                    $27,903     $21,641     $ 2,002
                                                                                    =======     =======     =======

                 See notes to consolidated financial statements


                                      (30)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 1999, 1998 and 1997

               (In thousands, except share and per share amounts)

                                                                                                               Accumulated Other
                                                                                                                 Comprehensive
                                                                                                               Income (Expense)
                                                                                                           -----------------------
                                                                                                           Unrealized
                                                                                                             Gain
                                          Common Stock                       Treasury Stock      Unearned  (Loss) On    Cumulative
                                      ----------------------    Retained   -------------------    Compen-  Marketable  Translation
                                       Shares       Amount      Earnings    Shares      Amount    sation   Securities   Adjustment
                                      ----------    --------    --------   ---------   --------  --------  ----------  -----------

Balance, August 31, 1998              26,478,813    $ 45,661    $220,217   3,254,752   $ (8,432)   $(44)   $(3,375)      $(6,159)

Cash dividends on common
   stock, $.215 per share                                         (4,981)
Purchase of treasury stock                                                   166,138     (4,184)
Forfeiture of restricted stock by
   terminated employees                                                           80         (2)
Amortization of unearned
   compensation                                                                                      44
Write-down of impaired marketable
   Equity securities (see Note 2)
                                                                                                             5,598
Unrealized loss on marketable
   securities, net of taxes ($545)
                                                                                                            (1,758)
Translation adjustments                                                                                                     (113)
Net income                                                        35,695
                                      ----------    --------    --------   ---------   --------    ----    -------       -------
Balance, August 31, 1999              26,478,813    $ 45,661    $250,931   3,420,970   $(12,618)   $ --    $   465       $(6,272)
                                      ==========    ========    ========   =========   ========    ====    =======       =======

                 See notes to consolidated financial statements

                                    Continued


                                      (31)

                            ARROW INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued
               for the years ended August 31, 1999, 1998 and 1997

               (In thousands, except share and per share amounts)

                                                                                                               Accumulated Other
                                                                                                                 Comprehensive
                                                                                                               Income (Expense)
                                                                                                           ----------------------
                                                                                                           Unrealized
                                                                                                             Gain
                                          Common Stock                       Treasury Stock      Unearned  (Loss) On    Cumulative
                                      ----------------------    Retained   -------------------   Compen-  Marketable  Translation
                                       Shares        Amount     Earnings    Shares      Amount    sation   Securities   Adjustment
                                      ----------    --------    --------   ---------   --------   ------   -----------  ----------


Balance, August 31, 1997              26,478,813    $ 45,603    $216,173   3,252,687   $(8,374)   $(239)   $(2,158)     $(5,088)

Cash dividends on common
   stock, $.195 per share                                         (4,528)
Purchase of treasury stock                                                     1,085       (38)
Forfeiture of restricted stock by
   terminated employees                                                          980       (20)      20
Amortization of unearned
   compensation                                                                                     175
Tax benefit of compensation
   deduction related to
   Restricted Stock Bonus Plan                            58
Unrealized loss on marketable
   securities, net of taxes ($804)                                                                          (1,217)
Translation adjustments                                                                                                  (1,071)
Net income                                                         8,572
                                      ----------    --------    --------   ---------   -------    -----    -------      -------
Balance, August 31, 1998              26,478,813    $ 45,661    $220,217   3,254,752   $(8,432)   $ (44)   $(3,375)     $(6,159)
                                      ==========    ========    ========   =========   =======    =====    =======      =======

                 See notes to consolidated financial statements

                                    Continued


                                      (32)

                            ARROW INTERNATIONAL, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued
               for the years ended August 31, 1999, 1998 and 1997

               (In thousands, except share and per share amounts)

                                                                                                               Accumulated Other
                                                                                                                 Comprehensive
                                                                                                               Income (Expense)
                                                                                                           ----------------------
                                                                                                           Unrealized
                                                                                                             Gain
                                          Common Stock                       Treasury Stock      Unearned  (Loss) On    Cumulative
                                      ----------------------    Retained   -------------------   Compen-  Marketable  Translation
                                       Shares        Amount     Earnings    Shares      Amount    sation   Securities   Adjustment
                                      ----------    --------    --------   ---------   --------   ------   -----------  ----------
Balance, August 31, 1996              26,478,813    $ 45,580    $183,502   3,249,914   $(8,308)    $(469)  $    --       $  (532)

Cash dividends on common
   stock, $.175 per share                                         (4,064)
Purchase of treasury stock                                                     1,213       (33)
Forfeiture of restricted stock by
   terminated employees                                                        1,560       (33)       33
Amortization of unearned
   compensation                                                                                      197
Tax benefit of compensation
   deduction related to
   Restricted Stock Bonus Plan                            23
Unrealized loss on marketable
   securities, net of taxes ($1,425)                                                                        (2,158)
Translation adjustments                                                                                                   (4,556)
Net income                                                        36,735
                                      ----------    --------    --------   ---------   -------    -----    -------       -------
Balance, August 31, 1997              26,478,813    $ 45,603    $216,173   3,252,687   $(8,374)   $(239)   $(2,158)      $(5,088)
                                      ==========    ========    ========   =========   =======    =====    =======       =======

                 See notes to consolidated financial statements


                                      (33)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies:

General:
Arrow International, Inc. develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical care and interventional medical procedures.

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 1999 presentation.

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

Goodwill, Intangible and Other Assets:
Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is amortized using the straight-line method over a period of 15 to 25 years depending on the circumstances. "Intangible and Other Assets, net" include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, from 5-20 years. Management reviews the carrying amount of goodwill, intangible and other assets at each balance sheet date to assess the continued recoverability based on future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required and a market value is not determinable, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. Impairment will be recorded based on an estimate of future discounted cash flows.

                                    Continued


                                      (34)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

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

Marketable Equity Securities:
Marketable equity securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as accumulated other comprehensive income(expense) within shareholders' equity. The fair market value of securities held at August 31, 1999 and 1998 was $2,050 and $4,352, respectively. The unrealized holding gain was $465 at August 31, 1999 and the unrealized holding loss was $3,375 at August 31, 1998.

Financial Instruments:
The Company enters into foreign currency exchange forward contracts, which are derivative financial instruments, with certain major financial institutions to reduce the effect of fluctuating exchange rates, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. The Company classifies a portion of certain intercompany receivables as long-term investments. The foreign exchange translation effect related to the investment is reported as accumulated other comprehensive income(expense) within shareholders' equity. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other income / expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. In 1998, the Company entered into an interest rate swap agreement to reduce the impact of its floating rate debt. The interest rate swap agreement allows the Company to exchange floating rate for fixed interest payments over the life of the agreement. The differential is accrued as interest rates change and is recorded as interest expense. The agreement was terminated in August 1999. The Company does not use financial instruments for trading or speculative purposes.

Revenue Recognition:
Revenue is recognized at the time products are shipped and title has passed to the customer. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances.

Income Taxes:
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested and amounted to $10,565 and $8,193 at August 31, 1999 and 1998, respectively. No deferred taxes have been provided on these earnings.

                                    Continued


                                      (35)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies (Continued):

Foreign Currency Translation:
During fiscal 1999 and 1998, most of the Company's foreign subsidiaries used their local currency as the functional currency and translated all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and recorded adjustments from the translation in accumulated other comprehensive income(expense) within shareholders' equity. The foreign subsidiaries that still used the U.S. dollar as the functional currency translated monetary assets and liabilities at year-end exchange rates and inventories, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except that depreciation, amortization and cost of sales are translated at historical rates. Adjustments resulting from the translation of the entities are included in "other income/expense" of the consolidated statements of income. Gains and losses resulting from transactions of the Company and its foreign subsidiaries are included in "other income/expense". Aggregate foreign exchange gains are $4,444 for the year ended August 31, 1999 and foreign exchange losses were $1,102 and $1,996 for the years ended August 31, 1998 and 1997, respectively.

Concentration of Credit Risk:
Concentration of credit risk with respect to trade receivables is limited due to both the large number of customers and their geographic dispersion. As of August 31, 1999 and 1998, the Company had no significant concentrations of credit risk.

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

Cost of Start-up Activities:
In the fourth quarter of fiscal 1998, the Company adopted Statement of Position
(SOP) 98-5 "Reporting the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). It requires costs of start-up activities and organization costs to be expensed as incurred. As a result of the adoption, the Company recorded additional expense included in "Special Charges" of $580 ($368 after tax) or $.016 per basic and diluted common share.

Computer Software Costs
Effective September 1, 1998, the Company adopted "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). This statement required certain internal-use computer software costs to be capitalized and amortized over the useful life of the asset. Total cost capitalized under the new policy which would otherwise have been expensed were not material to the financial results or financial position of the Company.

                                    Continued


                                      (36)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

2. Special Charges:

In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4,139 ($2,670 after tax or $0.12 per basic and diluted common share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with FAS No. 2, "Accounting for Research and Development Costs" and FASB Interpretation (FIN) No. 4, "Applicability of FAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects commenced within a year of the acquisition date.

In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 1999, the Company determined that the decline in the fair value of its investment in the Cardiac Pathways Corporation was other than temporary. Accordingly, the Company has established a new basis in the investment at $440, equivalent to its fair market value. As a result, the Company realized a special charge of $8,680 before tax, $5,598 after tax or $0.24 per basic and diluted common share.

In the fourth quarter of fiscal 1998, in accordance with FAS No. 121, and the Company's accounting policy for goodwill, intangible and long-lived assets, the Company recorded a non-cash pre-tax special charge of $36,249 ($31,960 after tax or $1.38 per basic and diluted common share) to write down to fair value certain goodwill and intangible assets. As a result of the Company's successful development of more advanced cardiac assist products, the Company estimated that the carrying value of the goodwill was not recoverable. Accordingly, the Company reduced the carrying value of goodwill related to previously acquired cardiac assist products by $29,000. The remaining carrying value of the goodwill is being amortized using the straight-line method over 10 years. The Company also reduced the carrying value of certain intangible assets related to cardiac assist technology and other assets in the amount of $7,249. The remaining carrying value of these intangible assets is being amortized using the straight-line method over the estimated periods of benefits, from 5 to 17 years.

3. Business Acquisitions:

On December 1, 1998, the Company continued its expansion into the cardiac care market by purchasing the assets of the cardiac assist division of C.R. Bard, Inc., a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump, for $27,903. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2,448 is being amortized over a

                                    Continued


                                      (37)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

3. Business Acquisitions (Continued):

period of 25 years. Intangible assets acquired are being amortized over periods ranging from 5 to 20 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

On August 3, 1998, the Company acquired Medical Parameters, Inc. (MPI), a maker of custom manufactured tubing sets used by critical care physicians to connect central venous catheters to blood pressure monitoring devices and drug infusion systems for $15,000 in cash. The acquisition has been accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of income from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $12,200 is being amortized over a period of 25 years.

On November 5, 1997, the Company continued its expansion into the cardiac care market by purchasing the assets of the Cardiac Assist Division of the Boston Scientific Corporation, a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump, for $7,321. The acquisition has been accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of income from the date of acquisition. For the second and third quarters of the fiscal year ended August 31, 1998, the excess of the purchase price over the estimated fair value of net assets acquired of approximately $5,516 was amortized over a period of 15 years. In the fourth quarter of 1998, the Company reduced the carrying value of this cardiac assist asset (see footnote 2).

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

                                    Continued


                                      (38)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

4. Stock Option Plans (Continued):

The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 1999, 1998 and 1997 fiscal years.

On December 1, 1993 and February 11, 1994, the Company issued 44,900 and 8,200 shares, respectively, of restricted common stock to certain employees pursuant to the 1992 Plan. The market value of the shares awarded, based on the closing price of $20.75 and $23.125 per share, as reported by the Nasdaq Stock Market on the dates of the awards, was $932 and $190, respectively. The transactions were recorded as unearned compensation in a separate component of shareholders' equity and are being amortized to expense over the five-year vesting period.

In fiscal 1999, 1998 and 1996, options to purchase 481,000, 180,900 and 171,700 shares, respectively of the Company common stock were granted to key employees of the Company pursuant to the 1992 plan. There were no options granted in the fiscal 1997. The option price per share ranged from $25.125 to $31.875 in fiscal 1999, $27.75 to $35 in fiscal 1998 and was $38 in fiscal 1996. These amounts represent the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and become exercisable at any time once vested.

On January 20, 1999, January 21, 1998, January 15, 1997 and January 17, 1996, options to purchase 2,000, 6,500, 10,500 and 5,000 shares, respectively, of the Company's common stock were granted to directors of the Company pursuant to the Directors Plan. The option price per share for the 1999, 1998, 1997 and 1996 awards were $25.125, $38.375, $29.25 and $38, respectively, the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and become exercisable at any time once vested.

Stock option activity for the years ended August 31, 1999, 1998 and 1997 is summarized below:

                                  Weighted                Weighted                  Weighted
                                   Average                 Average                   Average
                    Shares        Exercise   Shares       Exercise     Shares       Exercise
                     1999          Price       1998         Price       1997          Price
                    -------      ---------   -------      ---------   -------      ---------
Outstanding at
   September 1      346,260      $   34.50   174,420      $   37.47   176,700      $   38.00
Granted             483,000      $   27.63   187,400      $   31.95    10,500      $   29.25
Exercised                 0             --         0             --         0             --
Terminated          (20,960)     $   35.10   (15,560)     $   37.17   (12,780)     $   38.00
                    -------                  -------                  -------
Outstanding at
   August 31        808,300      $   30.38   346,260      $   34.50   174,420      $   37.47
Exercisable at
   August 31        123,360      $   35.98    74,380      $   36.76    37,120      $   38.00

                                    Continued


                                      (39)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

4. Stock Option Plans (Continued):

Stock options outstanding at August 31, 1999 are summarized below:

                                            Weighted       Weighted                       Weighted
                                            Average         Average                        Average
       Range of            Number           Remaining      Exercise         Number        Exercise
     Exercise Prices     Outstanding    Contractual Life     Price        Exercisable      Price
     ---------------     -----------    ----------------     -----        -----------      -----
    $25.125 - $38.375      808,300         8.72 years       $30.38          123,360        $35.98

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

The per share weighted average value of stock options granted in fiscal 1999,1998 and 1997 was $10.52, $13.35 and $13.88, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                    1999          1998           1997
                                  -------       -------        -------
Risk-free interest rate             5.09%         6.13%          5.17%
Dividend yield                      0.80%         0.66%          0.58%
Volatility factor                  37.28%        40.00%         40.00%
Expected lives                    5 years       5 years        4 years

Had compensation expense for stock options granted in fiscal 1999, 1998 and 1997 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of income tax effects, for the years ended August 31, 1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                    1999           1998           1997
                                                  --------       -------        -------
Net income applicable to common shareholders
As reported                                       $ 35,695       $ 8,572        $36,735
Pro forma                                         $ 35,047       $ 7,949        $36,375

Basic and diluted earnings per
  common share
As reported                                       $   1.54       $  0.37        $  1.58
Pro forma                                         $   1.51       $  0.34        $  1.57

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option grants vest in cumulative increments over a period of five years.

                                   (Continued)


                                      (40)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

5. Related Party Transactions:

During fiscal 1999 and 1998, the Company made purchases amounting to $31 and $66, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and Chief Executive Officer and as Secretary and a Director of the Company. In addition, the Company provided certain computer related services to PMP during fiscal 1999 of $3.

During fiscal 1998, the Company assumed certain pension and retirement health care benefit obligations of Precision, which is related to the Company through common ownership, in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. See Note 12, Retirement Benefits, for additional details related to this transaction. In addition, Precision transferred to the Company, with no payment by either party to the other, its rights and responsibilities under a split dollar life insurance policy covering the former Chief Operating Officer of Precision.

The Company also made payments on behalf of Precision in the amount of $170, relating to activities of Precision prior to August 29, 1997, for which reimbursement was offset by credits of $37 issued by the Company to Precision against previous charges for utilization of certain of the Company's facilities, personnel and services during the twelve month period ended August 29, 1997. The Company made no purchases from Precision during fiscal 1998. The Company had a net receivable from Precision amounting to $369 at August 31, 1998 and no net balance at August 31, 1999.

During fiscal 1997, certain of the Company facilities, personnel and services were utilized by Precision. Effective August 29, 1997, such utilization ended when Precision Medical Products, Inc., the wholly owned and remaining operating subsidiary of Precision, was acquired by a company formed by certain management employees of Precision.

The Company charged Precision $379 for the cost of such utilization during the year ended August 31, 1997. The Company made purchases from Precision amounting to $1,199 for the year ended August 31, 1997.

In addition, the Company made payments on behalf of Precision related to certain costs incurred by Precision for which the Company was reimbursed, amounting to $891 during fiscal 1997. The Company had a net receivable from Precision of $190 at August 31, 1997.

                                    Continued


                                      (41)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

6. Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $4,353, $3,638 and $3,201 for fiscal years ended August 31, 1999, 1998 and 1997, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

                  Year Ending August 31,                       Total
                  ----------------------                     --------
                          2000                               $  3,738
                          2001                                  2,029
                          2002                                  1,328
                          2003                                    523
                          2004                                    161
                          Thereafter                              375
                                                             --------
                                                             $  8,154
                                                             ========

7. Inventories:

Inventories are summarized as follows:
                                                        August 31,
                                                        ----------
                                                 1999                 1998
                                              --------              --------
Finished goods                                $ 31,779              $ 23,445
Semi-finished goods                             12,654                18,492
Work-in-process                                 10,528                 9,558
Raw materials                                   19,848                17,667
                                              --------              --------
                                              $ 74,809              $ 69,162
                                              ========              ========

8. Credit Facilities:

As of August 31, 1999 and 1998, the Company had U.S. bank credit facilities providing a total of $65,000 and $50,000, respectively, in revolving credit for general business purposes of which $24,709 and $23,322 were outstanding, respectively. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the bank or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 1999 and 1998, the weighted average interest rates on short-term borrowings were 5.0% and 5.3%, respectively. At August 31, 1999 and 1998, certain of the Company's foreign subsidiaries had available revolving credit facilities, at market rates of interest, totaling the U.S. dollar equivalent of $23,254 and $11,323, under which $8,093 and $6,407 was outstanding, respectively. The Company is required to maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a working capital ratio of 1.25 to 1 or greater. At August 31, 1999 and 1998, the carrying amount of short-term borrowings approximated fair value and the Company was in compliance with its lending agreements and convenants.

                                    Continued


                                      (42)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

9. Accrued Compensation:

The components of accrued compensation at August 31, 1999 and 1998 are as follows:

                                                1999                  1998
                                             ---------             ---------
Accrued vacation pay                         $   2,823             $   2,780
Accrued payroll                                  1,991                 1,983
Accrued productivity plan compensation           1,024                 1,668
Other                                              385                   446
                                             ---------             ---------
                                             $   6,223             $   6,877
                                             =========             =========

10. Long-Term Debt:

                                                                                         August 31,
                                                                                      1999        1998
                                                                                     -------     -------
Long-term debt consists of the following:

Bank note payable in July 2001, plus interest at a quoted fixed rate or at a variable rate based upon LIBOR plus 0.75%. As of August 31, 1999 the interest rate is fixed at 3.71% through January 2000. At August 31, 1998,
the interest rate was fixed at 4.55%                                                 $ 9,492     $10,066

Industrial Development Authority Bonds, $3,500 face amount, subject to mandatory annual sinking fund payments of $200 from December 1989 through December 1998;
and $300 from December 1999 through December 2003; plus interest at a variable rate ranging from 2.45% to 4.50% in 1999 and from 3.35% to 4.90%
in 1998.                                                                               1,500       1,700

Bank note payable in monthly installments
of $8 through November 2003, plus interest at a
fixed rate of 1.875%.                                                                    431          --

Bank note payable in quarterly installments of $89 through March 1999, plus interest at a fixed
rate of 1.34%.                                                                            --         267

Bank note payable in monthly installments
of $6 through October 2001, plus interest at
a fixed rate of 1.50%.                                                                   152         175
                                                                                     -------     -------

Total debt                                                                           $11,575     $12,208
Less current maturities                                                                  470         522
                                                                                     -------     -------

                                                                                     $11,105     $11,686
                                                                                     =======     =======

                                    Continued


                                      (43)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

10. Long-Term Debt (Continued):

The Industrial Development Authority Bonds are collateralized by a $1,511 letter of credit and the Company's headquarters, research and development, and manufacturing facility in Reading, PA. The Company also has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $5,460 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were .70% per annum at August 31, 1999.

Following is a schedule by year showing maturities of long-term debt for each of the five years in the period ending August 31, 2004:

                  Year Ending August 31,                     Total
                  ----------------------                 ------------
                          2000                           $        470
                          2001                                  9,962
                          2002                                    412
                          2003                                    400
                          2004                                    331
                          Thereafter                               --
                                                         ------------
                                                         $     11,575
                                                         ============

Total interest costs for fiscal 1999, 1998 and 1997 were $2,537, $2,091 and $2,510, respectively, of which $1,209, $1,307 and $1,613, respectively, were capitalized.

At August 31, 1999 and 1998, the carrying amount of long term debt approximated fair value.

11. Income Taxes:

The provision (benefit) for income taxes consists of:

                                                            1999
                         --------------------------------------------------------------------------
                          Federal                State               Foreign                Total
                         ---------            ---------             ---------             ---------
        Current          $  20,118            $   1,854             $   2,458             $  24,430
        Deferred            (4,367)                (417)                   --                (4,784)
                         ---------            ---------             ---------             ---------
                         $  15,751            $   1,437             $   2,458             $  19,646
                         =========            =========             =========             =========

                                                            1998
                         --------------------------------------------------------------------------
                          Federal                State               Foreign                Total
                         ---------            ---------             ---------             ---------
        Current          $  16,407            $   2,020             $     380             $  18,807
        Deferred               179                   24                    --                   203
                         ---------            ---------             ---------             ---------
                         $  16,586            $   2,044             $     380             $  19,010
                         =========            =========             =========             =========

                                                            1997
                         --------------------------------------------------------------------------
                          Federal                State               Foreign                Total
                         ---------            ---------             ---------             ---------
        Current          $  19,953            $   3,499             $    (287)            $  23,165
        Deferred              (148)                 (20)                   --                  (168)
                         ---------            ---------             ---------             ---------
                         $  19,805            $   3,479             $    (287)            $  22,997
                         =========            =========             =========             =========

                                    Continued


                                      (44)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

11. Income Taxes (Continued):

Research and development tax credits were $462, $367 and $509 in fiscal 1999, 1998 and 1997, respectively.

Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes and balance sheet classifications are recorded as of August 31, 1999 and 1998:

Deferred tax assets (liabilities):                1999         1998
                                                 -------      -------
 Accounts receivable                             $    68      $  (311)
 Inventories                                       1,081        1,727
 Marketable securities                             2,798        2,229
 Property, plant and equipment                    (5,480)      (7,942)
 Intangible assets                                 5,712        5,506
 Accrued liabilities                              (1,915)      (1,257)
 Accrued compensation                                682          738
 Postretirement benefits other than pensions       3,810        3,808
                                                 -------      -------
                                                 $ 6,756      $ 4,498
                                                 =======      =======

Balance Sheet classification:
 Current deferred tax assets                     $ 2,018      $ 2,040
 Non current deferred tax assets                   4,738        2,458
                                                 -------      -------
                                                 $ 6,756      $ 4,498
                                                 =======      =======

The sources of significant temporary differences which gave rise to deferred taxes and their effects were as follows:

                                    1999         1998         1997
                                  -------      -------      -------
Accounts receivable               $   379      $  (604)     $    27
Depreciation and amortization       1,261       (4,075)        (410)
Marketable securities                 569          804        1,425
Common stock issued
   to employees                       (70)         (66)         (21)
Accrued vacation pay                   14          (55)         150
Inventories                          (646)         (99)         248
Postretirement benefits
   and other liabilities             (656)         484          145
Intangible assets                   1,587        4,673           --
Other                                (180)         (54)        (307)
                                  -------      -------      -------
                                  $ 2,258      $ 1,008      $ 1,257
                                  =======      =======      =======

                                    Continued


                                      (45)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

11. Income Taxes (Continued):

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                                1999         1998         1997
                                                ----         ----         ----
Statutory federal income tax rate               35.0%        35.0%        35.0%
State income taxes, net of federal benefit       2.1          4.8          3.8
Foreign statutory tax rates differential          .6           .7          1.8
Foreign sales corporation                       (2.8)        (6.2)        (2.9)
Research and development tax credit             (1.0)        (1.3)        (1.0)
Goodwill amortization                             --         32.7           --
Other                                            1.6          3.2          1.8
                                                ----         ----         ----
Effective tax rate                              35.5%        68.9%        38.5%
                                                ====         ====         ====

12. Retirement Benefits:

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" does not change the measurement or recognition of those plans, but revises disclosures about pensions and other postretirement benefit plans. The Company adopted SFAS No. 132 in fiscal 1999. Restatement of disclosures for the prior years have been made for comparative purposes.

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

As discussed in Note 5, Related Party Transactions, the Company assumed certain pension obligations of Precision, which is related to the Company through common ownership, in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's two pension plans, both of which were overfunded as of August 31, 1997, were merged with the Company's pension plans covering comparable employees. The Company paid Precision $2,975, the amount by which the value of Precision's pension plan assets exceeded the actuarially determined present value of Precision's pension plan obligations. The payment exceeded the prepaid pension asset recorded on Precision's financial statements by $2,071. This difference ("Plan acquisition differential") is being amortized over an actuarially determined period.

Plan assets consist principally of U.S. government securities, short-term investments, other equity securities and cash equivalents.

                                    Continued


                                      (46)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

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

As discussed in Note 5, Related Party Transactions, the Company assumed certain postretirement benefit obligations of Precision, which is related to the Company through common ownership, in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's postretirement benefit plan, which was unfunded as of August 31, 1997, was merged with the Company's postretirement plan covering comparable employees. Precision paid the Company $757, the actuarially determined present value of Precision's postretirement benefit plan obligations. The payment exceeded the post retirement benefit liability recorded on Precision's financial statements by $607. The plan acquisition differential is being amortized over an actuarially determined period.

The following summarizes the Company's benefit obligations, changes in plan assets and funded status:

                                                Pension Benefits              Other Benefits
                                                ----------------              --------------
                                                   August  31,                  August  31,
                                               1999          1998          1999          1998
                                             --------      --------      --------      --------
Change in benefit obligation:
Benefit obligation at beginning of year      $ 40,898      $ 27,617      $  7,856      $  5,855
Service cost                                    2,122         2,118           307           271
Interest cost                                   2,815         2,768           546           534
Plan participants' contributions                   --            --            --             5
Amendments                                         --         3,152            --            --
Actuarial (gain) loss                          (4,665)        2,176          (673)          696
Acquisition                                        --         4,370            --           758
Benefits paid                                  (1,544)       (1,303)         (340)         (263)
                                             --------      --------      --------      --------
Benefit obligation at end of year            $ 39,626      $ 40,898      $  7,696      $  7,856
                                             ========      ========      ========      ========


Change in plan assets:
Fair value of plan assets at beginning
of year                                      $ 46,646      $ 38,139      $     --      $     --
Actual return on plan assets                   13,507           364            --            --
Acquisitions                                       --         8,252            --            --
Employer contributions                          2,146         1,194           340           258
Plan participants' contributions                   --            --            --             5
Benefits paid                                  (1,544)       (1,303)         (340)         (263)
                                             --------      --------      --------      --------
Fair value of plan assets at end of year     $ 60,755      $ 46,646      $     -0-     $     -0-
                                             ========      ========      ========      ========

                                    Continued


                                      (47)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

                                                            Pension Benefits                        Other Benefits
                                                            ----------------                        --------------
                                                               August 31,                             August 31,
                                                     1999                    1998            1999                   1998
                                                    --------               --------        --------              --------
Funded status                                       $ 21,129               $  5,748        $ (7,696)             $ (7,856)
Unrecognized net actuarial (gain) loss               (19,395)                (5,732)         (1,684)               (1,014)
Unrecognized prior service cost                        4,875                  5,222            (711)                 (795)
Unrecognized transition obligation (asset)              (724)                  (832)            778                   827
Unrecognized plan acquisition differential             1,771                  1,921            (549)                 (578)
                                                    --------               --------        --------              --------
     Prepaid (accrued) benefit cost                 $  7,656               $  6,327        $ (9,862)             $ (9,416)
                                                    ========               ========        ========              ========

                                                          Pension Benefits                        Other Benefits
                                                          ----------------                        --------------
                                                              August  31,                            August  31,
Weighted-average assumptions as of                  1999         1998         1997         1999         1998         1997
                                                    ----         ----         ----         ----         ----         ----
Discount rate                                       7.75%        7.00%        7.75%        7.75%        7.00%        7.75%
Expected return on plan assets                      9.50%        9.50%        9.50%         N/A          N/A          N/A
Rate of compensation increase                       0.00%        0.00%        0.00%         N/A          N/A          N/A

Health care cost trend rate:
Initial trend rate                                   N/A          N/A          N/A         6.50%        7.00%        8.00%
Ultimate trend rate                                  N/A          N/A          N/A         5.00%        5.00%        5.00%
Years until ultimate trend is reached                N/A          N/A          N/A            9           10           11

                                                         Pension Benefits                        Other Benefits
                                                         ----------------                        --------------
Components of net periodic benefit                           August  31,                           August  31,
cost for the fiscal years ended                   1999         1998         1997         1999          1998         1997
                                                --------     --------     --------     --------     --------     --------
Service cost                                    $  2,122     $  2,118     $  1,560     $    307     $    271     $    297
Interest cost                                      2,815        2,768        1,903          546          534          408
Expected return on plan assets                    (4,415)      (4,382)      (2,873)          --           --           --
Amortization of prior service costs                  347          347          135          (84)         (84)         (84)
Amortization of transition obligation (asset)       (107)        (107)        (115)          49           49           --
Amortization of net actuarial (gain) loss            (94)        (403)        (151)          (3)         (25)         (67)
Plan acquisition differential                        149          149           --          (29)         (29)          --
                                                --------     --------     --------     --------     --------     --------
     Net periodic benefit cost                  $    817     $    490     $    459     $    786     $    716     $    554
                                                ========     ========     ========     ========     ========     ========


                                    Continued


                                      (48)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:

                                                1-Percentage-    1-Percentage-
                                               Point Increase    Point Decrease
                                               --------------    --------------
Effect on total of service and interest
cost components                                    $  78            $ (59)
Effect on postretirement benefit obligation        $ 571            $ 308


Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan was $896, $838 and $789 for the fiscal 1999, 1998 and 1997, respectively.

13. Segment Reporting:

In the fourth quarter of fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 changes the way the Company reports information about its operating segments to the "management approach". The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company operates as a single reportable segment. Restatement of disclosures for prior years have been made for comparative purposes. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.

                                    Continued


                                      (49)

The following table provides information about the Company's sales by product:

                                   1999                    1998                       1997
                         -----------------------   ----------------------   -------------------------
                           Critical     Cardiac    Critical      Cardiac     Critical      Cardiac
                             Care        Care        Care         Care         Care         Care
                         -----------  ----------   ----------  ----------   ----------    -----------
Sales to external
    customers             $  241,000  $   54,946   $  218,100  $   42,790   $  207,295    $     38,594

The following tables presents information about geographic areas:

                                                           1999
                         ----------------------------------------------------------------------------
                            United     Asia and                   Other
                           States(1)    Africa      Europe       Foreign    Eliminations Consolidated
                         -----------  ----------   ----------  ----------   ------------ ------------
Sales to unaffiliated
    customers             $  225,369  $   34,514   $   27,721  $    8,342            -   $    295,946

Long-lived assets at
    August 31             $  240,350  $    1,740   $   26,884  $    2,047   $  (84,902)  $    186,119

                                                           1998
                         ----------------------------------------------------------------------------
                            United     Asia and                   Other
                           States(1)    Africa      Europe       Foreign    Eliminations Consolidated
                         -----------  ----------   ----------  ----------   ------------ ------------
Sales to unaffiliated
    customers             $  200,819  $   28,270   $   24,756  $    7,045           -    $    260,890

Long-lived assets at
    August 31             $  214,111  $    1,303   $   26,935  $    1,772   $  (76,885)  $    167,236

                                                           1997
                         ----------------------------------------------------------------------------
                            United     Asia and                   Other
                            States      Africa      Europe       Foreign    Eliminations Consolidated
                         -----------  ----------   ----------  ----------   ------------ ------------
Sales to unaffiliated
    customers             $  183,531  $   29,223   $   27,090  $    6,045           -    $    245,889

Long-lived assets at
    August 31             $  218,196  $    1,594   $   14,660  $    1,804   $  (51,212)  $    185,042

Export sales for domestic operations to unaffiliated customers were $34,233, $32,688 and $28,410 for fiscal 1999, 1998 and 1997, respectively.

(1) Included in United States Operating income was a special charge of $12,819 and $36,249 in fiscal 1999 and 1998, respectively.

                                    Continued


                                      (50)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

14. Financial Instruments:

During fiscal 1999 and 1998, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.8% and 24.7%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In fiscal 1998, the Company entered into an interest rate swap to reduce the impact of its floating rate debt. The swap agreement allowed the Company to exchange floating rates for fixed interest payments over the life of the agreement. The differential was accrued as interest rates changed and was recorded as interest expense. The effect of the agreement was to limit interest rate exposure to 5.62% on $5.0 million of its revolving credit. The agreement was terminated on August 31, 1999. As a result of the swap agreement interest expense was increased by $27 and $2 for the years ended August 31, 1999 and 1998, respectively. The termination of the swap agreement resulted in a $55 gain for fiscal 1999.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At August 31, 1999, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through February 2000. The following table identifies forward exchange contracts to sell foreign currencies and the interest rate swap agreement at August 31, 1999 and 1998 as follows:

                                   August 31, 1999           August 31, 1998
                                 Notional   Fair Market   Notional   Fair Market
                                  Amounts      Value       Amounts      Value
                                  -------      -----       -------      -----
Foreign currency: (U.S. Dollar Equivalents)
  Japanese yen                  $  5,698     $  5,855     $  7,062    $  6,404
  French francs                       --           --        1,168       1,191
  Spanish pesetas                     --           --        1,468       1,507
  Canadian dollars                 1,115        1,108           --          --
  Greek drachmas                   1,571        1,603        1,136       1,203
  Mexican peso                     1,012        1,064          909         977
  African rand                     1,270        1,314           --          --
  Netherlands guilder                 --           --          498         503
                                --------     --------     --------    --------
                                $ 10,666     $ 10,944     $ 12,241    $ 11,785
                                ========     ========     ========    ========
Interest rate swap agreement    $     --     $     --     $  5,000    $    (77)
                                ========     ========     ========    ========

                                    Continued


                                      (51)

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

16. Statements of Financial Accounting Standards not yet Adopted:

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by FAS 137), establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. This statement is effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. The adoption of this new standard will not have a material effect on the Company as this statement retains the provisions of Statement of Accounting Standards No. 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting.

                                    Continued


                                      (52)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

17. Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 1999 are as follows:

                                                   Quarter
                              -----------------------------------------------
                              11-30-98      2-28-99      5-31-99      8-31-99
                              --------     --------     --------     --------
Net sales                     $ 68,085     $ 74,274     $ 75,865     $ 77,722
Cost of goods sold              31,036       35,625       35,908       36,672
                              --------     --------     --------     --------
Gross profit                    37,049       38,649       39,957       41,050

Operating expenses
Research, development
  and engineering                5,311        5,440        4,988        4,596
Selling, general and
  administrative                16,855       17,369       17,813       19,394
Special charges*                    --        4,139           --        8,680

Operating income                14,883       11,701       17,156        8,380

Other expenses (income)         (1,092)      (1,377)        (776)          24

Income before income
  taxes                         15,975       13,078       17,932        8,356

Provision for income taxes       5,831        4,773        6,545        2,497

Net income                    $ 10,144     $  8,305     $ 11,387     $  5,859

Basic and diluted
  earnings
  per common share            $   0.44     $   0.36     $   0.49     $   0.25

Weighted average common
shares outstanding (000's)      23,225       23,224       23,201       23,131

* In the second and fourth quarters of fiscal 1999, the Company recorded special charges (See Footnote 2).

                                    Continued


                                      (53)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

17. Summary of Quarterly Results (unaudited) (Continued):

Quarterly financial results for the year ended August 31, 1998 are as follows:


                                                 Quarter
                              --------------------------------------------
                              11-30-97     2-28-98     5-31-98     8-31-98
                              --------    --------    --------    --------
Net sales                     $ 63,769    $ 66,770    $ 65,735    $ 64,616
Cost of goods sold              27,860      29,831      28,499      27,882
                              --------    --------    --------    --------
Gross profit                    35,909      36,939      37,236      36,734

Operating expenses
Research, development
  and engineering                4,158       4,330       4,799       5,106
Selling, general and
  administrative                15,295      15,349      16,291      16,021
Special charge*                     --          --          --      36,249

Operating income (loss)         16,456      17,260      16,146     (20,642)

Other expenses                     178         217         599         644

Income (loss) before
  income taxes                  16,278      17,043      15,547     (21,286)

Provision for income taxes       6,104       6,391       5,830         685

Net income (loss)             $ 10,174    $ 10,652    $  9,717    $(21,971)

Basic and diluted
  earnings (loss)
  per common share            $    .44    $    .46    $    .42    $   (.95)

Weighted average common
shares outstanding (000's)      23,226      23,225      23,224      23,224

* In the fourth quarter of fiscal 1998, the Company recorded a special charge (See Footnote 2).

18. Subsequent Events

On September 1, 1999, the Company completed the previously announced acquisition of Sometec, S.A. for $11.0 million, a French development company that has recently introduced a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow.

                                    Continued


                                      (54)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

19. Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 1999, 1998 and 1997:

                                        1999         1998           1997
                                     ----------    ----------    ----------
Average common shares outstanding    23,195,115    23,224,780    23,227,102
Common shares issuable(1)                   -0-           925           -0-
                                     ----------    ----------    ----------

Average common shares
   outstanding assuming dilution     23,195,115    23,225,705    23,227,102


(1) Issuable primarily under stock option plans.

Stock options outstanding to purchase 808,300, 335,760 and 174,420 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the common shares at August 31, 1999, 1998 and 1997, respectively. The net income effect of dilutive securities was not significant.

In fiscal 1999 and 1998, the weighted average number of shares outstanding for the basic and diluted per share calculations are identical since the assumed exercise of outstanding options would be antidilutive.


                                      (55)

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and
Shareholders of Arrow International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated September 28, 1999 appearing in Item 14(a)(1) of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 28, 1999


                                      (56)

                                   SCHEDULE II

                            ARROW INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              (Column A)                                     (Column B)            (Column C)          (Column D)    (Column E)
              ----------                                     ----------            ----------          ----------    ----------
                                                                                   Additions
                                                                             ----------------------
                                                                             Charges /     Charged
                                                              Balance at    (Credits) to   to Other                   Balance at
                                                               Beginning      Cost and     Accounts     Deductions        End
              Description                                      of Period      Expenses    (Describe)   (Describe)(1)   of Period
              -----------                                      ---------      --------    ----------   ----------      ---------
For the year ended August 31, 1997:
  Accounts receivable:
    Allowance for doubtful accounts                            $     774      $    195            --   $      114      $     855
                                                               =========      ========    ==========   ==========      =========

 Investment, at cost:
   Valuation reserve                                           $     780            --            --   $      780      $      --
                                                               =========      ========    ==========   ==========      =========

For the year ended August 31, 1998:
  Accounts receivable:
    Allowance for doubtful accounts                            $     855      $    116            --   $      203      $     768
                                                               =========      ========    ==========   ==========      =========

For the year ended August 31, 1999:
  Accounts receivable:
    Allowance for doubtful accounts                            $     768      $    440            --   $      376      $     832
                                                               =========      ========    ==========   ==========      =========

(1) Deductions represent write-off of accounts receivable and investment.


                                      (57)

Exhibit          Description
Number           of Exhibit                               Method of Filing
------           ----------                               ----------------
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

  10.3.2         Amended and Restated Retirement          Incorporated by reference from
                 Plan for Salaried Employees of the       Exhibit 10.3.2 to the
                 Company, effective September 1, 1989,    Company's Annual Report on
                 as amended.                              Form 10-K for the year ended
                                                          August 31, 1993 (the "1993
                                                          Form 10-K")


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


                                          (58)

Exhibit          Description
Number           of Exhibit                               Method of Filing
------           ----------                               ----------------
  10.7           Split Dollar Life Insurance Agreements,  Incorporated by reference from
                 dated December 16, 1991, between         Exhibit 10.7 to the Company's
                 the Company and Robert E. Gedney,        Registration Statement
                 as Trustee under the provisions of a
                 certain Irrevocable Trust Agreement
                 with John H. Broadbent, Jr. dated
                 December 13, 1991.

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

  10.8.1         Assignment, dated April 24,              Incorporated by reference
                 the rights and obligations               1992, of from Exhibit 10.8.1
                 Holleran Split Dollar Life               to the under the Company's
                 Insurance Agreements from the            Registration Statement
                 Company to Arrow Precision Products,
                 Inc.

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

 10.18           Research and Development Agreement,      Incorporated by reference from
                 dated October 24, 1990, between          Medical Innovative Exhibit 10.18 to
                 Technologies R&D Limited Partnership     the Company's Registration
                 and the Company.                         Statement


 10.19           License Agreement, dated February        Incorporated by reference from Exhibit
                 24, 1992, between Cathco, Inc. and       10.19 to the Company's Registration
                 the Company.                             Statement


                                             (60)

Exhibit          Description
Number           of Exhibit                               Method of Filing
------           ----------                               ----------------
 10.20           Settlement Agreement, dated              Incorporated by reference from
                 September 30, 1991, among Dr.            Exhibit 10.20 to the Company's
                 Randolph M. Howes, Janice Kinchen        Registration Statement
                 Howes, Baham & Anderson, the Company
                 and Baxter Health Care Corporation
                 and related License Agreement, dated
                 September 30, 1991, among Dr.
                 Randolph M. Howes, Janice Kinchen
                 Howes, Baham & Anderson, the Company
                 and Baxter Health Care Corporation.

 10.21           Agreement between the Company, Arrow     Incorporated by reference from
                 Precision Products, Inc. and United      Exhibit 10.21 to the Company's
                 Steelworkers of America AFL/CIO          Annual Report on Form 10-K for the
                 Local 8467.                              year ended August 31, 1994 (the
                                                          "1994 Form 10-K")

 10.22           Extension of Lease Agreement             Incorporated by reference from
                 between Indian Mills Associates and      Exhibit 10.22 to the Company's
                 the Company, dated December 4,           Registration Statement
                 1991, extending the Lease, dated
                 February 5, 1988, between Lyco
                 Associates and the Company.

 10.23.1         Amended and Restated Retirement Plan     Incorporated by reference from Exhibit
                 for Hourly-Rated Employees of the        10.23 to the Company's Registration
                 Wyomissing Plant of the Company,         Statement
                 effective September 1, 1989.

 10.23.2         Amended and Restated Retirement          Incorporated by reference from
                 Plan for Hourly-Rated Employees of       Exhibit 10.23.2 to the Company's 1993
                 the Wyomissing Plant of the              Form 10-K
                 Company, effective September
                 1,1989, as amended.

 10.24.1         Amended and Restated Retirement Plan     Incorporated by reference from Exhibit
                 for Hourly-Rated Employees of the        10.24 to the Company's Registration
                 North Carolina and New Jersey Plants     Statement
                 of the Company, effective September
                 1, 1989.

 10.24.2         Amended and Restated Retirement          Incorporated by reference from
                 Plan for Hourly-Rated Employees of       Exhibit 10.24.2 to the Company's 1993
                 the North Carolina and New Jersey        Form 10-K
                 Plants of the Company, effective of
                 the Company, effective 1, 1989, as
                 amended.

 10.25.1         Loan Agreement, dated January 3,         Incorporated by reference from
                 1986, among the Company, Arrow           Exhibit 10.25.1 to the Company's
                 Medical Products, Limited, Arrow         Registration Statement
                 International Export Corporation,
                 and Hamilton Bank.


                                             (61)

Exhibit          Description
Number           of Exhibit                               Method of Filing
------           ----------                               ----------------
10.25.2           First Amendment to Loan Agreement,      Incorporated by reference from
                  dated March 18, 1987, among the         Exhibit 10.25.2 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.

 10.25.3          Second Amendment to Loan Agreement,     Incorporated by reference from
                  dated March 31, 1988, among the         Exhibit 10.25.3 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.

 10.25.4          Third Amendment to Loan Agreement,      Incorporated by reference from
                  dated March 31, 1989, among the         Exhibit 10.25.4 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.

 10.25.5          Fourth Amendment to Loan Agreement,     Incorporated by reference from
                  dated March 30, 1990, among the         Exhibit 10.25.5 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.

 10.25.6          Fifth Amendment to Loan Agreement,      Incorporated by reference from
                  dated March 1, 1991, among the          Exhibit 10.25.6 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.

 10.25.7          Sixth Amendment to Loan Agreement,      Incorporated by reference from
                  dated July 15, 1991, among the          Exhibit 10.25.7 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.

 10.25.8          Seventh Amendment to Loan Agreement,    Incorporated by reference from
                  dated September 6, 1991, among the      Exhibit 10.25.8 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.

 10.25.9          Eighth Amendment to Loan Agreement,     Incorporated by reference from
                  dated February 21, 1992, among the      Exhibit 10.25.9 to the Company's
                  Company, Arrow Medical Products,        Registration Statement
                  Limited, Arrow International Export
                  Corporation, and Hamilton Bank.


                                                   (62)

Exhibit          Description
Number           of Exhibit                               Method of Filing
------           ----------                               ----------------
 10.25.10        Letters of Amendment, dated April        Incorporated by reference from
                 10, 1992, and May 19, 1992, to Loan      Exhibit 10.25.17 to the Company's
                 Agreement between the Company and        Registration Statement
                 Hamilton Bank.

 10.25.11        Ninth Amendment to Loan Agreement,       Incorporated by reference from
                 dated May 27, 1992, among the            Exhibit 10.25.18 to the Company's
                 Company, Arrow Medical Products,         Registration Statement
                 Limited, Arrow International Export
                 Corporation, and Hamilton Bank.

 10.25.12        Letter Agreement, dated February 25,     Incorporated by reference from
                 1993, among the Company, Arrow           Exhibit 10.25.12 to the 1994 Form
                 Medical Products, Limited, Arrow         10-K
                 International Export Corporation,
                 and CoreStates Hamilton Bank, and
                 Note relating thereto.

 10.25.13        Letter Agreement, dated January 31,      Incorporated by reference from
                 1994, among the Company, Arrow           Exhibit 10.25.13 to the 1995 Form
                 Medical Products, Limited, Arrow         10-K
                 International Export Corporation,
                 and CoreStates Hamilton Bank, and
                 Note relating thereto.

 10.25.14        Letter Agreement, dated March 6,         Incorporated by reference from
                 1995, among the Company, Arrow           Exhibit 10.25.14 to the 1995 Form
                 Medical Products, Limited, Arrow         10-K
                 International Export Corporation,
                 and CoreStates Hamilton Bank, and
                 Note relating thereto.

 10.25.15        Letter Agreement, dated November 14,     Incorporated by reference from
                 1995, among the Company, Arrow           Exhibit 10.25.15 to the 1995 Form
                 Medical Products, Limited, Arrow         10-K
                 International Export Corporation,
                 and CoreStates Hamilton Bank, and
                 Note relating thereto.

 10.25.16        Letter Agreement, dated February         Incorporated by reference from
                 23, 1996, among the Company, Arrow       Exhibit 10.25.16 to the Company's
                 Medical Products, Limited, Arrow         Form 10-Q for the second quarter
                 International Export Corporation,        period ended February 29, 1996
                 and CoreStates Hamilton Bank, and
                 Note relating thereto.

 10.25.17        Letter Agreement, dated January 29,      Incorporated by reference from
                 1996 among the Company and First         Exhibit 10.25.17 to the Company's
                 Union National Bank, and note            Form 10-Q for the second quarter
                 relating thereto.                        period ended February 29, 1996



                                             (63)

Exhibit          Description
Number           of Exhibit                               Method of Filing
------           ----------                               ----------------
 10.25.18        Letter Agreement, dated July 11,         Incorporated by reference from
                 1996, among the Company, Arrow           Exhibit 10.25.18 to the Company's
                 Medical Products , Limited, Arrow        Annual Report on Form 10-K for the
                 International Export Corporation,        fiscal year ended August 31, 1996
                 and CoreStates Hamilton Bank, and        (the "1996 Form 10-K")
                 Note relating thereto.

 10.26.1         Installment Sale Agreement between       Incorporated by reference from
                 Berks County Industrial Development      Exhibit 10.25.10 to the Company's
                 Authority and the Company, dated as      Registration Statement
                 of December 1, 1988.

 10.26.2         Indenture of Trust between Berks         Incorporated by reference from
                 County Industrial Development            Exhibit 10.25.11 to the Company's
                 Authority and Bankers Trust              Registration Statement
                 Company, as trustee, dated as of
                 December 1, 1988.

 10.26.3         Irrevocable Direct Pay Letter of         Incorporated by reference from
                 Credit, dated December 28, 1988,         Exhibit 10.25.12 to the Company's
                 issued for the benefit of Bankers        Registration Statement
                 Trust Company, as trustee under the
                 Indenture of Trust, for the account
                 of the Company.

 10.26.4         Letter of Credit Note from the           Incorporated by reference from
                 Company payable to the order of          Exhibit 10.25.13 to the Company's
                 Hamilton Bank, dated December 28,        Registration Statement
                 1988.

 10.26.5         Letter of Credit Reimbursement           Incorporated by reference from
                 Agreement between the Company and        Exhibit 10.25.14 to the Company's
                 Hamilton Bank, dated as of December      Registration Statement
                 1, 1988.

 10.26.6         Accommodation Mortgage, Security         Incorporated by reference from
                 Agreement and Second Assignment of       Exhibit 10.25.15 to the Company's
                 Installment Sale Agreement, dated as     Registration Statement
                 of December 15, 1988, by and among
                 Berks County Industrial Development
                 Authority, the Company and Hamilton
                 Bank.

 10.27           Variable Amount Grid Note Agreement,     Incorporated by reference from
                 dated May 8, 1991, between the           Exhibit 10.25.16 to the Company's
                 Company and First Union National         Registration Statement
                 Bank.

 10.28           Purchase Agreement, dated January        Incorporated by reference from
                 20, 1984, between the Company and        Exhibit 10.26 to the Company's
                 Arrow Research Partners.                 Registration Statement



                                      (64)

Exhibit          Description
Number           of Exhibit                              Method of Filing
------           ----------                              ----------------
 10.29           Form of Research and Development
                 Agreement, dated August 2, 1982,        Incorporated by reference from
                 between the Company and Arrow           Exhibit 10.27 to the Company's
                 Research Partners.                      Registration Statement

 10.30           Arrow International, Inc. Profit        Incorporated by reference from
                 Sharing Plan                            Exhibit 10.30 to the Company's
                                                         Registration Statement

 10.31           Agreement, dated May 19, 1992,          Incorporated by reference from
                 between the Company and Arrow           Exhibit 10.32 to the Company's
                 Precision Products, Inc.                Registration Statement

 10.32           Agreement, dated September 22, 1993,    Incorporated by reference from
                 among Microwave Medical Systems,        Exhibit 10.32 to the Company's
                 Inc., the Company and Kenneth L. Carr.  1993 Form 10-K

 10.33           License and Exclusive Supply            Incorporated by reference Exhibit
                 Agreement, dated September 22,          10.33 to the Company's 1993 Form
                 1993, from between Microwave            10-K
                 Medical Systems, Inc. and the
                 Company.

 10.34           Stock Purchase Agreement, dated as      Incorporated by reference from
                 of January 28, 1994 between Kontron     Exhibit 2 to the Company's Current
                 Instruments Holding N.V. and the        Report on Form 8-K filed with the
                 Company.                                Securities and Exchange Commission
                                                         on February 18, 1994

 10.35           Loan Agreement, dated as of February    Incorporated by reference from
                 8, 1994, among the Company, Arrow       Exhibit 10.35 to the 1994 Form 10-K
                 Medical Products, Limited, Arrow
                 International Export Corporation, and
                 CoreStates Hamilton Bank, and Notes
                 relating thereto.

 10.36           Loan Agreement, dated February 8,       Incorporated by reference from
                 1994, between the Company and First     Exhibit 10.36 to the 1994 Form 10-K
                 Union National Bank of North
                 Carolina, and Note relating
                 thereto.

 10.37           Loan Agreement between Arrow Japan      Incorporated by reference from
                 KK and the Bank of Tokyo (with          Exhibit 10.37 to the Company's
                 English translation).                   Current Report on Form 8-K filed
                                                         with the Securities and
                                                         Exchange Commission on April 10,
                                                         1995 ("the 1995 Form 8-K")

 10.38          Thoratec Laboratories Corporation        Incorporated by reference from
                International Medical Products           Exhibit 10.38 to the 1995 Form 8-K
                Distributor Agreement, dated as of
                January 19, 1995, between Thoratec
                Laboratories Corporation and the
                Company.


                                      (65)

Exhibit          Description
Number           of Exhibit                               Method of Filing
------           ----------                               ----------------
 10.39           Series F Preferred Stock Purchase        Incorporated by reference from
                 Agreement, dated as of March 8,          Exhibit 10.39 to the 1995 Form 8-K
                 1995, between Cardiac Pathways
                 Corporation and the Company.

 10.40            Manufacturing and Supply Agreement,     Incorporated by reference from
                  dated as of March 8, 1995, between      Exhibit 10.40 to the 1995 Form 8-K
                  Cardiac Pathways Corporation and the
                  Company.

 10.41            International Distributor Agreement,    Incorporated by reference from
                  dated as of March 8, 1995, between      Exhibit 10.41 to the 1995 Form 8-K
                  Cardiac Pathways Corporation and Arrow.

 10.42           Purchase Agreement, dated as of          Incorporated by reference from
                 April 7, 1995, among the Company,        Exhibit 10.39 to the 1995 Form 8-K
                 TLP Acquisition Corp., Therex
                 Corporation, Therex Limited
                 Partnership Holding Corporation and
                 each of the other persons signatory
                 thereto.

 10.43           Amendment, dated July 27, 1995, to       Incorporated by reference from
                 License Agreement, dated October         Exhibit 10.43 to the 1995 Form 10-K
                 24, 1990, between Medical
                 Innovative Technologies R&D Limited
                 Partnership and the Company.

 10.44           Amendment, dated July 27, 1995, to       Incorporated by reference from
                 Research and Development Agreement,      Exhibit 10.44 to the 1995 Form 10-K
                 dated October 24, 1990, between
                 Medical Innovative Technologies R&D
                 Limited Partnership and the
                 Company.

 10.45           Amended and Restated License             Incorporated by reference from
                 Agreement dated May 24, 1996,            Exhibit 10.45 to the Company's Form
                 between Microwave Medical Systems,       10-Q for the third quarter period
                 Inc. and the Company.                    ended May 31, 1996


 10.46           Loan Agreement, dated July 11, 1996,     Incorporated by reference from
                 between AMH (Arrow Medical Holdings)     Exhibit 10.46 to the 1996 Form
                 B.V. and CoreStates Bank, N.A., and      10-K
                 Note relating thereto.

 10.47           Directors Stock Incentive Plan           Incorporated by reference from
                                                          Exhibit 10.47 to the 1996
                                                          Form 10-K

 10.48           Purchase Agreement, dated June 1,        Incorporated by reference from
                 1996, between Arrow Tray Products,       Exhibit 10.48 to the 1996
                 Inc. (formerly known as                  Form 10-K
                 Endovations, Inc.) and the Company.


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

  10.53          Mutual Release Agreement, dated July     Filed with this report
                 20, 1998, between Arrow International,
                 Inc. and Daltex Medical Sciences, Inc.

  10.54          Exclusive License Agreement, dated       Filed with this report
                 February 14, 1996 between Arrow
                 International, Inc. and Israel Schur, M.D.

  18             Preferability Letter of                  Incorporated by
                 PricewaterhouseCoopers LLP               reference from Exhibit
                                                          18 to the 1994
                                                          Form 10-K

  21             Subsidiaries of the Company.             Page 68 of this report

  23             Consent of Pricewaterhouse-              Page 69 of this report
                 Coopers LLP

  27*            Financial Data Schedule                  EDGAR

  99.1           Cautionary Statement for Purposes        Page 70 of this report
                 of the Safe Harbor Provisions of the
                 Private Securities Litigation Reform
                 Act of 1995.

*     Not deemed filed for purposes of Section 11 of the Securities Act of 1933,
      Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.


                                      (67)