Form 10-Q
period 1999-11-30
ARROW INTERNATIONAL INC
filed 2000-01-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X)    Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

            For the first quarter period ended November 30, 1999

                            or

     ( )    Transition Report Pursuant to Section 13 or
            15(d) of the Securities  Exchange Act of 1934.

        For the transition period from ________ to ________

     Commission File Number   0-20212

                          ARROW INTERNATIONAL, INC.
                          _________________________

     (Exact name of registrant as specified in its charter)


             Pennsylvania                        23-1969991
             ____________                        __________

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)


2400 Bernville Road, Reading, Pennsylvania         19605
__________________________________________         ______

(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(610) 378-0131
                                                   _______________

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

       Class               Shares outstanding at January 13, 2000
       _____               ______________________________________

Common Stock, No Par Value            22,548,343


                  ARROW INTERNATIONAL, INC.

                       Form 10-Q Index


                                                            Page
                                                            ____
[S]                                                         [C]
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets at November 30, 1999
          and August 31, 1999                                3-4

          Consolidated Statements of Income                   5

          Consolidated Statements of Cash Flows              6-7

          Consolidated Statements of Comprehensive Income     8

          Notes to Consolidated Financial Statements         9-12

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations               13-17

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                         18


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                    19

Signature                                                     20

Exhibit Index                                                 21




                             -2-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)
                           (Unaudited)



                                   November 30,   August 31,
                                      1999           1999
                                   ___________    __________

ASSETS
Current assets:
 Cash and cash equivalents         $    7,689     $    3,939
 Accounts receivable, net              69,828         70,467
 Inventories                           75,929         74,809
 Prepaid expenses and other            15,707         15,394
 Deferred income taxes                  2,018          2,018
                                   __________     __________
  Total current assets                171,171        166,627
                                   ==========     ==========
Property, plant and equipment:
 Total property plant and equipment   210,823        204,939

 Less accumulated depreciation        (91,633)       (88,005)
                                   __________     __________
                                      119,190        116,934
                                   ==========     ==========

Goodwill, net                          40,003         35,698
Intangible and other assets, net       36,781         33,487
Deferred income taxes                   4,899          4,738
                                   __________     __________
  Total other assets                   81,683         73,923
                                   __________     __________
  Total assets                     $  372,044     $  357,484
                                   ==========     ==========

   See accompanying notes to consolidated financial statements

                            Continued

                               -3-

                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

              (In thousands, except share amounts)
                           (Unaudited)

                                         November 30,   August 31,
                                            1999           1999
                                         ____________   __________

LIABILITIES
Current liabilities:
 Current maturities of long-term debt    $        486   $      470
 Notes payable                                 44,651       32,802
 Accounts payable                               8,304       10,028
 Cash overdrafts                                   -           394
 Accrued liabilities                            9,220        8,707
 Accrued compensation                           6,649        6,223
 Accrued income taxes                           5,173          102
                                         ____________   __________
  Total current liabilities                    74,483       58,726

Long-term debt                                 10,894       11,105
Accrued postretirement benefit obligation       9,587        9,486

Commitments and contingencies                      -            -

SHAREHOLDERS' EQUITY

 Preferred stock, no par value;
  5,000,000 shares authorized;
  none issued                                      -            -
 Common stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                     45,661         45,661
 Retained earnings                            258,902        250,931
  Less treasury stock at cost:
  3,733,270 and 3,420,970 shares,
  respectively                                (21,322)       (12,618)
 Accumulated other comprehensive
  expense                                      (6,161)        (5,807)
                                           __________     __________
  Total shareholders' equity                  277,080        278,167
                                           __________     __________
  Total liabilities and
   shareholders' equity                    $  372,044     $  357,484
                                           ==========     ==========


   See accompanying notes to consolidated financial statements


                               -4-

                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

       (In thousands, except share and per share amounts)
                           (Unaudited)


                                            For the Three Months Ended
                                            __________________________

                                            November 30,   November 30,
                                               1999           1998
                                            ____________   ____________



Net sales                                   $    76,717    $     68,085
Cost of goods sold                               35,337          31,036
                                           ____________    ____________
 Gross profit                                    41,380          37,049


Operating expenses:
 Research, development and engineering            5,371           5,311
 Selling, general and administrative             18,243          16,855
 Special charge                                   3,320             -
                                           ____________    ____________
 Operating income                                14,446          14,883
                                           ____________    ____________
Other expenses (income):
 Interest expense, net of amounts
   capitalized                                      463             222
 Interest income                                   (149)            (91)
 Other, net                                         160          (1,223)
                                           ____________    ____________
 Other expenses (income), net                       474          (1,092)
                                           ____________    ____________

Income before income taxes                       13,972          15,975
Provision for income taxes                        4,750           5,831
                                           ____________    ____________
 Net income                                $      9,222    $     10,144
                                           ============    ============
Basic and diluted earnings per common
   share                                   $        .40    $        .44
                                           ============    ============
Cash dividends per common share            $       .055    $        .05
                                           ============    ============
Weighted average shares outstanding          22,899,232      23,224,780
                                           ============    ============


         See accompanying notes to consolidated financial statements



                                  -5-

                    ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands)
                           (Unaudited)


                                            For the Three Months Ended
                                           November 30,      November 30,
                                               1999             1998
                                           ____________      ____________

Cash flows from operating activities:
 Net income                                $      9,222      $     10,144

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                     3,838             3,280
 Special charge                                   3,320                -
 Amortization of intangible assets and goodwill   1,246               763
 Amortization of unearned compensation               -                 44
 Deferred income taxes                             (161)             (171)
 Unrealized holding loss on securities              149               171
 Other                                               81                81
 Changes in operating assets and liabilities:
  Accounts receivable                             1,649             1,437
  Inventories                                      (861)           (1,684)
  Prepaid expenses and other                       (455)               45
  Accounts payable and accrued liabilities       (2,470)           (2,643)
  Accrued compensation                              432              (320)
  Accrued income taxes                            5,023             3,164
                                            ___________        __________
  Total adjustments                              11,791             4,167
                                            ___________        __________
  Net cash provided by operating activities      21,013            14,311
                                            ___________        __________
Cash flows from investing activities:
 Capital expenditures                            (6,266)           (4,071)
 (Increase) decrease in intangible and
   other assets                                  (1,036)              416
 Cash paid for businesses acquired, net         (10,595)               -
                                            ___________        __________

  Net cash used in investing activities         (17,897)           (3,655)
                                            ___________        __________
Cash flows from financing activities:
 Increase (decrease) in notes payable            11,247            (4,931)
 Principal payments of long-term debt              (235)             (461)
 Increase (decrease) in book overdrafts            (394)               80
 Dividends paid                                  (1,251)           (1,161)
 Purchase of treasury stock                      (8,703)               (2)
                                            ___________        __________
  Net cash provided by (used) in
     financing activities                           664            (6,475)
                                            ___________        __________
Effect of exchange rate changes on cash and
     cash equivalents                               (30)              233

Net change in cash and cash equivalents           3,750             4,414
Cash and cash equivalents at beginning
     of year                                      3,939             4,652
                                            ___________        __________
Cash and cash equivalents at end of period  $     7,689        $    9,066
                                            ===========        ==========


   See accompanying notes to consolidated financial statements

                            Continued

                               -6-

<\PAGE>

                    ARROW INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                         (In thousands)
                           (Unaudited)



                                              For the Three Months Ended
                                              ___________________________
                                              November 30,    November 30,
                                                   1999           1998
                                              ___________     ___________


Supplemental disclosure of cash flow information:

 Cash paid during the period for:
  Interest (net of amounts capitalized)       $       463     $        222
  Income taxes                                $       903     $      2,829


Supplemental schedule of non-cash investing and financing activities:

  Estimated fair value of assets acquired,
     net of cash acquired                     $    12,913     $        -
  Cash paid for assets, net of cash acquired
     of $460                                       10,595              -
                                              ___________     ____________
       Liabilities assumed                    $     2,318     $        -
                                              ===========     ============
 Cash paid for business acquired:
  Working capital                             $      (317)    $        -
  Property, plant and equipment                        66              -
  Goodwill, intangible assets and in-process
     research and development                      11,306              -
                                              ___________     ____________
                                              $    11,055     $        -
                                              ===========     ============



      See accompanying notes to consolidated financial statements


                               -7-

                   ARROW INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         (In thousands)
                           (Unaudited)



                                                For the Three Months Ended
                                               ____________________________
                                               November 30,     November 30,
                                                   1999             1998
                                               _____________    ____________

Net income                                     $       9,222    $     10,144

Other comprehensive income (expense):
 Currency translation adjustments                       (143)          2,008
 Unrealized holding loss on securities, net of tax
  ($149 and $171, respectively)                         (211)           (259)
                                               _____________    ____________
Other comprehensive income (expense)                    (354)          1,749
                                               _____________    ____________
Total comprehensive income                     $       8,868    $     11,893
                                               =============    ============






      See accompanying notes to consolidated financial statements


                                 -8-
<\PAGE>


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

Note 2 - Inventories:

Inventories are summarized as follows:



                                        November 30,   August 31,
                                           1999           1999
                                        ___________    __________


     Finished goods                     $   29,494     $   31,779
     Semi-finished goods                    14,285         12,654
     Work-in-process                        11,037         10,528
     Raw materials                          21,113         19,848
                                        __________     __________
                                        $   75,929     $   74,809
                                        ==========     ==========



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

Note 4 - Related Party Transactions:

During the three months ended November 30, 1998, the Company charged Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership, $6 relating to the utilization of certain of the Company's personnel. No such charges were incurred during the three months ended November 30, 1999. The Company had a net receivable from Precision amounting to $375 at November 30, 1998 and no net balance at November 30, 1999.



                            Continued

<\PAGE>                        -9-

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)


Note 4 - Related Party Transactions: (Continued)

During the three months ended November 30, 1999 and 1998, the Company made purchases amounting to $24 and $10, respectively, from Precision Medical Products, Inc., ("PMP"), a former subsidiary of Precision currently owned by certain former management employees of Arrow Precision Products, Inc., including
T. Jerome Holleran, who serves as PMP's Chairman and Chief Executive Officer and as Secretary and a Director of the Company. In addition, the Company provided certain computer related services to PMP for $3 during the three months ended November 30, 1998 but provided no such services during the same period in 1999.


Note 5 - Accounting Policies:

Certain prior period information has been reclassified for comparative purposes.


Note 6 - Business Acquisitions:

On September 1, 1999, the Company completed the acquisition of Sometec, S.A., a French development company that has recently developed a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow, for $11.1 million. The acquisition has been accounted for using the purchase method of accounting. The allocation of the purchase price was prepared on a preliminary basis pending completion of the valuation. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $3.8 million is being amortized over a period of 20 years. Intangible assets acquired are being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. Proforma amounts are not presented as this acquisition has no material effect on the Company's results of operations or financial condition.


Note 7 - Special Charge:

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,191 after tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in





                            Continued
<\PAGE>
                              -10-

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)


Note 7 - Special Charge: (Continued)

connection with the Company's recent acquisition of Sometec, S.A. (see footnote 6). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophagael probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic get, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk adjusted after tax discount rate of 22%. The research and development costs and the net cash inflows from these projects are expected to commence within a year of the acquisition date. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

<\PAGE>

                       ARROW INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements

               (In thousands, except per share amounts)
                              (Unaudited)


Note 8 - Segment Reporting:

In the fourth quarter of fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 changes the way the Company reports information about its operating segments to the "management approach". The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company operates as a single reportable segment. Restatement of disclosures for prior years have been made for comparative purposes. The Company operates in four main geographic regions, therefore, information by product category and geographic areas is presented below.

The following table provides quarterly information about the Company's sales by product category:


                                 Quarter ending           Quarter ending
                                November 30, 1999        November 30, 1998
                                _________________        __________________
                             Critical       Cardiac    Critical     Cardiac
                               Care           Care       Care         Care
                             _________     ________    _________    ________

Sales to external
  customers                   $ 63,900     $ 12,800     $ 56,100    $ 12,000





The following tables present quarterly information about geographic areas:


                            Quarter ending November 30, 1999
                ______________________________________________________________
                United  Asia and           Other
                States  Africa    Europe   Foreign  Eliminations  Consolidated
                ______  ________  ______   _______  ____________  ____________

Sales to
unaffiliated
customers      $ 57,992  $ 9,348  $  7,293   $ 2,084   $    -       $ 76,717

Long-lived
 assets        $249,669  $ 3,263  $ 30,689   $ 2,108   $ (89,755)   $195,974



                            Quarter ending November 30, 1998
                ______________________________________________________________
                United  Asia and           Other
                States  Africa    Europe   Foreign  Eliminations  Consolidated
                ______  ________  ______   _______  ____________  ____________

Sales to
unaffiliated
customers      $ 52,406  $ 7,133  $ 6,817    $ 1,729   $  -         $ 68,085

Long-lived
 assets        $211,940  $ 1,605  $28,491    $ 1,770   $(75,281)    $168,525






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

                      Results of Operations

Three  Months  Ended November 30, 1999 Compared to  Three  Months
Ended November 30, 1998

Net sales for the first quarter of fiscal 2000 ended November 30,
1999 increased 12.7% to $76.7 million, compared with $68.1 million in the same period last year. Net sales represent gross sales invoiced to customers, less certain related charges, including freight costs, discounts, returns and other allowances.
Sales  of critical care products increased 13.9% to $63.9 million from  $56.1  million  in  the comparable prior  year  period  due
primarily   to  additional  unit  shipments  of  central   venous
catheters, including increased shipments of ARROWg+ard Blue (Registration Mark) antiseptic surface treated catheter products, special catheters, percutaneous thrombolytic devices ("PTDs")
and  drug  infusion pumps.  Sales of cardiac care products increased to $12.8 million from  $12.0  million,  an increase of 6.7%  from the  comparable fiscal 1999 period, principally as a result of
increased sales of intra-aortic   balloon  ("IAB")  pump  and
catheter   products. International  sales  increased by 13.6% to
$26.7 million from $23.5 million in the same prior year period and represented 34.8% of net sales, compared to 34.4% in the comparable fiscal 1999 period, principally as a result of increased sales of central venous catheters and IAB pump and catheter products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, increased net sales for the quarter by $0.3 million.

Gross profit increased 11.7% to $41.4 million in the first quarter of the current fiscal year compared to $37.0 million in the same period of fiscal 1999. As a percentage of net sales, gross profit decreased to 53.9% during the three months ended November 30, 1999 from 54.4% in the comparable prior year period, due to product and distribution mix.

Research, development and engineering expenses increased by 1.1% to $5.4 million in the first quarter of fiscal 2000 from $5.3 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the first quarter of fiscal 2000 to 7.0%, compared to 7.8% in the same period in fiscal 1999.

<\PAGE>

                  ARROW INTERNATIONAL, INC.


Selling, general and administrative expenses increased by 8.2% to $18.2 million during the first quarter of fiscal 2000 from $16.9 million in the same period of fiscal 1999 and decreased as a percentage of net sales to 23.8% in the first quarter of fiscal 2000 from 24.8% in the comparable period of fiscal 1999. The increase was due primarily to additional expenses related to the acquisition of the cardiac assist division of C.R. Bard, Inc. in the second quarter of fiscal 1999 offset by the Company's cost containment efforts.

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,191 after tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's recent acquisition of Sometec, S.A. (see footnote 6). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophagael probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic get, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk adjusted after tax discount rate of 22%. The research and development costs and the net cash inflows from these projects are expected to commence within a year of the acquisition date. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.


<\PAGE>

                    ARROW INTERNATIONAL, INC.


Principally due to the above factors, operating income decreased in the first quarter of fiscal 2000 by 3.0% to $14.4 million from $14.9 million in the comparable prior year period.

Other expenses (income), net, decreased to $0.5 million of expense during the first quarter of fiscal 2000 from $1.1 million of income in the comparable prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes decreased during the first quarter of fiscal 2000 by 12.5% to $14.0 million from $16.0 million in the comparable prior year period. For the first quarter of fiscal 2000, the Company's effective income tax rate was 34.0%, a decrease from 36.5% in the same period of fiscal 1999, principally as a result of the recent completion of tax examinations through August 31, 1998.

Net income decreased 9.1% to $9.2 million from $10.1 million in the comparable fiscal 1999 period. As a percentage of net sales, net income represented 12.0% during the three months ended November 30, 1999, compared to 14.8% in the comparable prior year period.

Basic and diluted earnings per common share were $.40 and $.44 in the first quarters of fiscal 2000 and 1999, respectively. Weighted average common shares outstanding decreased to 22,899,232 in the first quarter of fiscal 2000 from 23,224,780 in the comparable prior year period as a result of the Company's previously announced share repurchase program, which remains in effect.


                 Liquidity and Capital Resources

For the three months ended November 30, 1999, net cash provided by operations was $21.0 million, an increase of $6.7 million from the same period in the prior year, due to higher net income, before a non-cash pre-tax special charge of $3,320 ($2,191 after tax or $.10 per basic and diluted common share in the first quarter of fiscal 2000), and to the timing of the payment of income taxes. Accounts receivable, net of the allowance for doubtful accounts, decreased by $.6 million in the three months ended November 30, 1999, compared to a $1.0 million increase in the same period in fiscal 1999. Accounts receivable, measured in average days sales outstanding during the period, was 83 days at November 30, 1999 and 86 days at November 30, 1998.

Net cash used in the Company's investing activities increased to $17.9 million in the three months ended November 30, 1999 from $3.7 million for the same period in fiscal 1999, due primarily to the Company's acquisition of Sometec S.A..

Financing  activities provided $0.7 million of net  cash  in  the three  months  ended November 30, 1999, compared  to  using  $6.5 million in the same period in fiscal 1999,






<\PAGE>                         -15-

                    ARROW INTERNATIONAL, INC.


primarily as a result of increased borrowing related to the Company's acquisition of Sometec S.A. and increased use of cash to purchase shares of its common stock in the open market in connection with the Company's previously announced share repurchase program. As of November 30, 1999, the Company has expended $8.7 million to fund repurchases of 312,300 shares of its common stock pursuant to this program.

As of November 30, 1999, the Company had U.S. bank credit facilities providing a total of $65.0 million in available revolving credit for general business purposes, of which $30.0 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $25.0 million, of which $15.3 million remained unused as of November 30, 1999. Combined borrowings under these facilities increased $11.9 million and decreased $5.0 million during the three months ended November 30, 1999 and 1998, respectively.

During the three month periods ended November 30, 1999 and 1998, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.4% and 23.0%, respectively.

As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 30, 1999, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $10.2 million mature at various dates through March 2000. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

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





<\PAGE>
                              -16-

                    ARROW INTERNATIONAL, INC.


The Company expended an aggregate of approximately $1.7 million and devoted in excess of 1,200 man-days in internal resources in fiscal 1998 and 1999 and the first quarter of fiscal 2000 to achieve its objective of ensuring that the Company's products, business systems and support services to customers would continue to operate satisfactorily on and after January 1, 2000. The Company has described in detail its efforts to address the Year 2000 problem as it may have related to its business operations and regulation by the Food and Drug Administration in its Annual Report on Form 10-K for its fiscal year ended August 31, 1999 and in its other filings with the Securities and Exchange Commission.

Subsequent to the end of the Company's first quarter of fiscal 2000, the calendar changed to the year 2000. The business and operations of the Company experienced no material adverse effects from the date change, nor has the Company been notified of any disruptions or failures in the systems of any of its suppliers or customers. There is an ongoing risk that Year 2000 related problems could still occur and the Company will continue to evaluate these risks; however, the Company believes that the Year 2000 issue will not pose any significant operational problems for the Company.





























                              -17-

                    ARROW INTERNATIONAL, INC.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

Financial Instruments:

During the three month period ended November 30, 1999 and 1998, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.4% and 23.0%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce  the  effect  of  these foreign currency  risk  exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates. The Company does not expect the impact of interest rate volatility to be significant.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At November 30, 1999, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through March 2000. The following table identifies forward exchange contracts to sell foreign currencies at November 30, 1999 and August 31, 1999 as follows:


                              November 30, 1999        August 31, 1999
                             Notional   Fair Market   Notional   Fair Market
                              Amounts     Value        Amounts     Value
                             _________  __________    _________  _________
Foreign currency:
(U.S. Dollar Equivalents)

 Japanese yen                 $ 4,473     $ 4,678       $ 5,698   $ 5,855
 Canadian dollars               1,591       1,595         1,115     1,108
 Greek drachmas                 1,809       1,842         1,571     1,603
 Mexican peso                   1,537       1,589         1,012     1,064
 African rand                     795         809         1,270     1,314
                             ________    ________      ________  ________
                              $10,205     $10,513       $10,666   $10,944
                             ========    ========      ========  ========

                              -18-

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

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:

               Exhibit 27      *Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of
                               the Private Securities Litigation
                               Reform Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended November 30, 1999.



















*Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939, or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.



                    ARROW INTERNATIONAL, INC.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARROW INTERNATIONAL, INC.
                                              (Registrant)



Date: January 14, 2000                 By:  /s/ Frederick J. Hirt
                                       __________________________
                                               (signature)

                                       Frederick J. Hirt
                                       Vice President-Finance
                                       and Treasurer
                                       (Principal Financial Officer and
                                       Chief Accounting Officer)




























                                     -20-



                             EXHIBIT INDEX


Exhibit   Description
Number    of Exhibit                  Method of Filing
_______   ___________                 ________________

27        *Financial Data Schedule    EDGAR

99.1      Cautionary Statement for    Page 22-26 of this report
          Purposes of the Safe
          Harbor Provisions of the
          Private Securities
          Litigation Reform Act of
          1995






























*Not  deemed  filed for purposes of Section 11 of the  Securities
Act  of  1933, Section 18 of the Securities Exchange Act of  1934
and  Section 323 of the Trust Indenture Act of 1939, or otherwise subject  to the liabilities of such sections and not deemed  part of any registration statement to which such exhibit relates.



                              -21-


                          EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From  time  to  time, in both written reports  and  in  oral statements  by  our  senior management,  expectations  and  other statements are expressed regarding our future performance.  These forward-looking statements are inherently uncertain and investors must  recognize  that events could turn out to be different  than such  expectations  and  statements.  Key factors  impacting  our current and future performance are discussed in our Annual Report on  Form 10-K for our fiscal year ended August 31, 1999 and other
filings   with  the  Securities  and  Exchange  Commission   (the
"Commission").   In addition to such information  in  our  Annual
Report  on  Form 10-K and our other filings with the  Commission,
investors   should  consider  the  following  risk   factors   in
evaluating us and our business, as well as in reviewing  forward-
looking  statements contained in our periodic reports filed  with the  Commission  and  in  oral  statements  made  by  our  senior management.  Our actual results could differ materially from such forward-looking  statements due to material risks,  uncertainties and contingencies, including, without limitation, those set forth below.

Stringent Government Regulation

     Our products are subject to extensive regulation by the Food and  Drug  Administration (the "FDA") and, in some jurisdictions,
by   state,  local  and  foreign  governmental  authorities.   In
particular,  we must obtain specific clearance or  approval  from the  FDA  before  we can market new products or certain  modified products  in  the  United  States.  With  the  exception  of  one product,  we have, to date, obtained FDA marketing clearance  for our  products  only  through  the 510(k)  premarket  notification
process.   Certain of our products under development  and  future
applications,  however, will require approval  through  the  more
vigorous  Premarket  Approval application ("PMA")  process.   The
process  of  obtaining such clearances or approvals can  be  time consuming and expensive.  We cannot assure you that the FDA  will grant all clearances or approvals sought by us or that FDA review will  not  involve delays adversely affecting the  marketing  and
sale  of  our  products.   We  are also  required  to  adhere  to
applicable  regulations setting forth current Good  Manufacturing
Practices ("GMP") which require that we manufacture our  products and  maintain our records in a prescribed manner with respect  to manufacturing, testing and control activities.  In  addition,  we are  required  to comply with FDA requirements for  labeling  and promotion  of  our products.  Failure to comply  with  applicable federal,  state,  local  or  foreign laws  or  regulations  could subject  us  to  enforcement action, including product  seizures, recalls,  withdrawal of clearances or approvals,  and  civil  and criminal  penalties,  any  one or more  of  which  could  have  a material adverse effect on our business, financial condition  and results  of operations.  Many of the foreign countries  where  we conduct business have adopted medical device laws and regulations
with  similar  substantive and enforcement provisions.   Federal,
state,  local  and  foreign  laws and regulations  regarding  the development, manufacture and sale of medical devices are  subject to  future changes.  We cannot assure you that such changes  will not  have  a  material adverse effect on our business,  financial condition and results of operations.

                              -22-




Significant Competition and Continual Technological Change

      The markets for medical devices are highly competitive. We currently compete with many companies in the development and marketing of catheters and related medical devices. Some of our competitors have access to greater financial and other resources than us.

       Furthermore,   the   markets  for  medical   devices   are
characterized  by  rapid  product development  and  technological change.  Technological advances by one or more of our current  or future  competitors could render our present or  future  products obsolete  or  uneconomical.  Our future success will depend  upon our  ability  to  develop new products and technology  to  remain competitive  with  other  developers  of  catheters  and  related medical  devices. Our business strategy emphasizes the  continued
development  and  commercialization  of  new  products  and   the
enhancement  of  existing  products for  the  critical  care  and cardiac care markets.  We cannot assure you that we will be  able to  continue to successfully develop new products and to  enhance
existing   products,   to  manufacture  these   products   in   a
commercially   viable  manner,  to  obtain  required   regulatory
approvals  or  to  gain satisfactory market  acceptance  for  our products.

Cost  Pressures  on Medical Technology and Proposed  Health  Care
Reform

       Our  products  are  purchased  principally  by  hospitals,
hospital  networks  and  hospital buying  groups.   Although  our
products  are used primarily for non-optional medical procedures, we  believe that the overall escalating cost of medical  products and  services  has  led and will continue to  lead  to  increased pressures  upon the health care industry to reduce  the  cost  or usage  of  certain products and services.  In the United  States, these  cost  pressures are leading to increased emphasis  on  the price and cost-effectiveness of any treatment regimen and medical
device.   In  addition, third party payors, such as  governmental
programs,  private insurance plans and managed care plans,  which are  billed  by  hospitals  for such health  care  services,  are increasingly negotiating the prices charged for medical  products and services and may deny reimbursement if they determine that  a device  was not used in accordance with cost-effective  treatment methods as determined by the payor, was experimental, unnecessary or  used for an unapproved indication.  In international markets,
reimbursement  systems  vary  significantly  by  country.    Many
international markets have government managed health care systems that  control  reimbursement  for  certain  medical  devices  and procedures  and,  in most such markets, there  also  are  private insurance systems which impose similar cost restraints. We cannot assure  you  that hospital purchasing decisions or government  or private  third party reimbursement policies in the United  States or  in  international  markets  will  not  adversely  affect  the profitability of our products.

      In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage





<\PAGE>
                              -23-



for  the uninsured and reduce the rate of growth of total  health
care   expenditures.   In  addition,  certain  states  have  made
significant  changes to their Medicaid programs and have  adopted
various   measures   to   expand  coverage   and   limit   costs.
Implementation of government health care reform and other efforts to  control costs may limit the price of, or the level  at  which
reimbursement  is  provided for, our products.   Several  foreign
countries   have  recently  considered,  and  in  some  countries
adopted,  similar  reforms to limit the  growth  of  health  care costs,  including price regulation.  We anticipate that Congress, state  legislatures, foreign governments and the  private  sector will  continue  to  review  and assess  alternative  health  care delivery  and payment systems.  We cannot predict what additional legislation  or regulation, if any, relating to the  health  care industry may be enacted in the future or what impact the adoption of  any  federal,  state or foreign health care  reform,  private
sector  reform  or  market forces may have on our  business.   We
cannot  assure you that any such reforms will not have a material adverse effect on the medical device industry in general,  or  on our business, in particular.

Dependence on Patents and Proprietary Rights

      We  own  numerous U.S. and foreign patents and have several
U.S.  and  foreign  patent applications pending.   We  also  have
exclusive  license  rights  to  certain  patents  held  by  third parties.  These patents relate to aspects of the technology  used in certain of our products.  From time to time, we are subject to legal  actions  involving patent and other intellectual  property
claims.   Successful litigation against us regarding our  patents
or  infringement  of  the patent rights of others  could  have  a material adverse effect on our business, financial condition  and results  of operations.  In addition, we cannot assure  you  that pending patent applications will result in issued patents or that patents issued to or licensed-in by us will not be challenged  or circumvented  by competitors or found to be valid or sufficiently broad  to  protect  our  technology or to  provide  it  with  any
competitive  advantage.   We  also  rely  on  trade  secrets  and
proprietary technology that we seek to protect, in part,  through confidentiality agreements with employees, consultants and  other parties.  We cannot assure you that these agreements will not  be breached,  that  we will have adequate remedies for  any  breach,
that   others   will  not  independently  develop   substantially
equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets.

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

<\PAGE>




Risks Associated with International Operations

      We generate significant sales outside the United States and are  subject  to  risks generally associated  with  international
operations,   such   as   unexpected   changes   in    regulatory
requirements, tariffs, customs, duties and other trade  barriers, difficulties in staffing and managing foreign operations,  longer payment  cycles,  problems  in  collecting  accounts  receivable, political risks, fluctuations in currency exchange rates, foreign exchange  controls  which  restrict or prohibit  repatriation  of funds, technology export and import restrictions or prohibitions,
delays   from   customs  brokers  or  government   agencies   and
potentially adverse tax consequences resulting from operating  in multiple jurisdictions with different tax laws, any one  or  more of  which  could materially adversely impact the success  of  our
international  operations.   As our revenues  from  international
operations  increase, an increasing portion of our  revenues  and expenses  will  be  denominated in  currencies  other  than  U.S.
dollars and, consequently, changes in exchange rates could have a greater  effect on our future operations.  We cannot  assure  you that such factors will not have a material adverse effect on  our
business,  financial  condition and results  of  operations.   In
addition,  we  cannot  assure  you that  laws  or  administrative practices  relating  to regulation of medical devices,  taxation, foreign  exchange or other matters of countries within  which  we operate  will  not  change.  Any such change could  also  have  a material adverse effect on our business, financial condition  and results of operations.

Potential Product Liability

     Our business exposes us to potential product liability risks which are inherent in the testing and marketing of catheters  and related medical devices. Our products are often used in intensive care settings with seriously ill patients.  In addition, many  of the  medical devices manufactured and sold by us are designed  to be  implanted  in  the human body for long periods  of  time  and
component  failures,  manufacturing  flaws,  design  defects   or
inadequate  disclosure of product-related risks with  respect  to these  or other products manufactured or sold by us could  result in  an  unsafe condition or injury to, or death of, the  patient.
The  occurrence  of  such  a  problem  could  result  in  product liability claims and/or a recall of, or safety alert relating to, one  or  more  of our products.  We cannot assure  you  that  the product liability insurance maintained by us will be available or sufficient to satisfy all claims made against us or that we  will be  able to obtain insurance in the future at satisfactory  rates or  in  adequate  amounts.  Product liability claims  or  product recalls  in  the  future, regardless of their  ultimate  outcome, could  result  in  costly litigation and could  have  a  material adverse effect on our business or reputation or on our ability to attract and retain customers for our products.

Risks Associated with Derivative Financial Instruments

      As a partial hedge against adverse fluctuations in exchange rates,  we  periodically  enter into  foreign  currency  exchange
contracts  with certain major financial institutions.   By  their
nature, all such contracts involve risk, including the risk of



                                -25-




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

<\PAGE>

                              -26-

