Form 10-Q
period 2000-02-29
ARROW INTERNATIONAL INC
filed 2000-04-13
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X)    Quarterly Report Pursuant to Section 13 or
            15(d) of the Securities Exchange Act of 1934

       For the second quarter period ended February 29, 2000

                            or

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

       Class                  Shares outstanding at April 12, 2000
       -----                  ------------------------------------
Common Stock, No Par Value                 22,261,503



                       ARROW INTERNATIONAL, INC.

                           Form 10-Q Index


[S]                                                          Page
                                                             ----
PART I.  FINANCIAL INFORMATION                             [C]

         Item 1.  Financial Statements

         Consolidated Balance Sheets at February 29, 2000
         and August 31, 1999                                  3-4

         Consolidated Statements of Income                    5-6

         Consolidated Statements of Cash Flows                7-8

         Consolidated Statements of Comprehensive Income       9

         Notes to Consolidated Financial Statements          10-14

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                 15-23

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                           24


PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security
                  Holders                                     25

         Item 6.  Exhibits and Reports on Form 8-K            26


Signature                                                     27

Exhibit Index                                                 28



                             -2-

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)
                           (Unaudited)


                                      February 29,  August 31,
                                          2000        1999
                                      -----------   ---------

ASSETS
Current assets:
 Cash and cash equivalents             $   5,736    $   3,939
 Accounts receivable, net                 74,337       70,467
 Inventories                              77,065       74,809
 Prepaid expenses and other               16,906       16,242
 Deferred income taxes                     2,181        2,018
                                       ---------    ---------
  Total current assets                   176,225      167,475
                                       ---------    ---------

Property, plant and equipment:
 Total property, plant and equipment     214,855      204,939

 Less accumulated depreciation           (95,146)     (88,005)
                                       ---------    ---------
                                         119,709      116,934
                                       ---------    ---------

 Goodwill, net                            39,697       35,698
 Intangible and other assets, net         41,620       33,487
 Deferred income taxes                     5,520        4,738
                                       ---------    ---------
  Total other assets                      86,837       73,923
                                       ---------    ---------
  Total assets                         $ 382,771    $ 358,332
                                       =========    =========

   See accompanying notes to consolidated financial statements

                            Continued

                               -3-


                    ARROW INTERNATIONAL, INC.
             CONSOLIDATED BALANCE SHEETS, Continued

              (In thousands, except share amounts)
                           (Unaudited)


                                        February 29,       August 31,
                                           2000              1999
                                        ------------       ----------

LIABILITIES
Current liabilities:
 Current maturities of long-term debt    $      471        $      470
 Notes payable                               53,530            32,802
 Accounts payable                             8,861            10,028
 Cash overdrafts                                569               394
 Accrued liabilities                         11,018             8,707
 Accrued compensation                         6,312             6,223
 Accrued income taxes                         4,094               950
  Total current liabilities                  84,855            59,574
                                         ----------        ----------
Long-term debt                               10,066            11,105
Accrued postretirement benefit obligation     9,724             9,486

Commitments and contingencies                    -                 -


SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                    -                 -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                   45,661            45,661
 Retained earnings                          269,784           250,931
  Less treasury stock at cost:
  4,072,070 and 3,420,970 shares,
  respectively                              (31,543)          (12,618)
 Accumulated other comprehensive
  expense                                    (5,776)           (5,807)
                                          ---------         ---------
  Total shareholders' equity                278,126           278,167
                                          ---------         ---------
  Total liabilities and
   shareholders' equity                   $ 382,771         $ 358,332
                                          =========         =========


   See accompanying notes to consolidated financial statements

                               -4-



                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

       (In thousands, except share and per share amounts)
                           (Unaudited)


                                     For the Three Months Ended
                                     --------------------------
                                     February 29,   February 28,
                                       2000           1999
                                     ------------   ------------

Net sales                              $  80,601      $  74,274
Cost of goods sold                        37,830         35,625
                                       ---------      ---------
 Gross profit                             42,771         38,649

Operating expenses:
 Research, development and engineering     4,753          5,440
 Selling, general and administrative      18,876         17,369
 Special charge                               -           4,139
                                       ---------      ---------
 Operating income                         19,142         11,701
                                       ---------      ---------

Other expenses (income):
 Interest expense, net of
    amounts capitalized                      589            502
 Interest income                            (139)           (72)
 Other, net                                  167         (1,807)
                                       ---------      ---------
 Other expenses (income), net                617         (1,377)
                                       ---------      ---------

Income before income taxes                18,525         13,078
Provision for income taxes                 6,299          4,773
                                       ---------      ---------
  Net income                           $  12,226      $   8,305
                                       =========      =========


Basic and diluted earnings
  per common share                     $     .54      $     .36
                                       =========      =========
Cash dividends per common share        $     .06      $    .055
                                       =========      =========

Weighted average shares outstanding   22,540,498     23,224,326
                                      ==========     ==========








   See accompanying notes to consolidated financial statements

                               -5-




                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

        (In thousands, except share and per share amounts)
                           (Unaudited)


                                     For the Six Months Ended
                                     ------------------------
                                     February 29,   February 28,
                                       2000           1999
                                     ------------   ------------

Net sales                              $ 157,318     $  142,359
Cost of goods sold                        73,167         66,661
                                       ---------     ----------
 Gross profit                             84,151         75,698

Operating expenses:
 Research, development and engineering    10,124         10,751
 Selling, general and administrative      37,119         34,224
 Special charge                            3,320          4,139
                                       ---------      ---------
 Operating income                         33,588         26,584
                                       ---------      ---------

Other expenses (income):
 Interest expense, net of
    amounts capitalized                    1,052            724
 Interest income                            (288)          (163)
 Other, net                                  327         (3,030)
                                       ---------      ---------
 Other expenses (income), net              1,091         (2,469)
                                       ---------      ---------

Income before income taxes                32,497         29,053
Provision for income taxes                11,049         10,604
                                       ---------      ---------

 Net income                            $  21,448     $   18,449
                                       =========     ==========



Basic and diluted earnings
   per common share                    $     .94     $      .80
                                       =========     ==========
Cash dividends per common share        $    .115     $     .105
                                       =========     ==========

Weighted average shares outstanding   22,719,865     23,224,554
                                      ==========     ==========










   See accompanying notes to consolidated financial statements

                               -6-


<PAGE


                    ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands)
                           (Unaudited)

                                          For the Six Months Ended
                                          ------------------------
                                         February 29,   February 28,
                                             2000          1999
                                         ------------   ------------

Cash flows from operating activities:
 Net income                                $  21,448     $   18,449

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                                  7,736          7,504
 Special charge                                3,320          4,139
 Amortization of intangible assets
   and goodwill                                2,207          1,472
 Amortization of unearned compensation            -              44
 Deferred income taxes                          (945)        (2,267)
 Unrealized holding(gain)loss on securities     (585)           470
 Other                                           210            196
 Changes in operating assets and liabilities:
  Accounts receivable, net                    (4,234)        (9,107)
  Inventories                                 (2,803)        (1,195)
  Prepaid expenses and other                  (1,508)        (2,332)
  Accounts payable and accrued liabilities       255          3,275
  Accrued compensation                           128         (1,664)
  Accrued income taxes                         3,116         (1,106)
                                          ----------     ----------
  Total adjustments                            6,897           (571)
                                          ----------     ----------
  Net cash provided by operating activities   28,345         17,878
                                          ----------     ----------

Cash flows from investing activities:
 Capital expenditures                        (11,203)        (9,887)
 (Increase) decrease in intangible
    and other assets                          (3,505)           223
 Cash paid for business acquired, net        (10,980)       (26,364)
                                          ----------     ----------
  Net cash used in investing activities      (25,688)       (36,028)

Cash flows from financing activities:
 Increase in notes payable                    21,030         21,002
 Principal payments of long-term debt           (315)          (764)
 Increase (decrease) in book overdrafts          175            802
 Dividends paid                               (2,595)        (2,439)
 Proceeds from stock options exercised            25             -
 Purchase of treasury stock                  (18,950)           (36)
                                          ----------     ----------
  Net cash provided by (used in)
     financing activities                       (630)        18,565

Effect of exchange rate changes on cash
 and cash equivalents                           (230)            69

Net change in cash and cash equivalents        1,797            484
Cash and cash equivalents at beginning of year 3,939          4,652
                                          ----------     ----------
Cash and cash equivalents
   at end of period                      $     5,736    $     5,136
                                         ===========    ===========



   See accompanying notes to consolidated financial statements

                            Continued

                               -7-

                    ARROW INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                         (In thousands)
                           (Unaudited)



                                            For the Six Months Ended
                                           ----------------------------
                                           February 29,    February 28,
                                               2000            1999
                                           ------------    ------------

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)    $     1,052      $     724
  Income taxes                             $     9,493      $  13,379

Supplemental schedule of non cash investing and financing activities:

 Estimated fair value of assets acquired,
  net of cash acquired                     $    13,289      $  27,586
 Cash paid for assets, net of cash acquired,
  of $386 and $0, respectively                  10,980         26,364
                                           -----------      ---------
 Liabilities assumed                       $     2,309      $   1,222
                                           ===========      =========


 Cash paid for business acquired:
  Working capital                          $      (876)     $   5,466
  Property, plant and equipment                     54            300
  Goodwill, intangible assets and in-process
     research and development                   12,188         20,598
                                           -----------      ---------
                                           $    11,366      $  26,364
                                           ===========      =========



   See accompanying notes to consolidated financial statements

                               -8-


                    ARROW INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         (In thousands)
                           (Unaudited)



                                           For the Three Months Ended
                                          ----------------------------
                                          February 29,    February 28,
                                              2000            1999
                                          ------------    ------------

Net income                                  $  12,226       $   8,305

Other comprehensive income (expense):
 Currency translation adjustments                (796)         (1,222)
 Unrealized holding gain (loss) on securities,
    net of tax ($(734) and $299, respectively)  1,181            (452)
                                            ---------       ---------

Other comprehensive income (expense)              385          (1,674)
                                            ---------       ---------

Total comprehensive income                  $  12,611       $   6,631
                                            =========       =========


                                           For the Six Months Ended
                                          ---------------------------
                                          February 29,    February 28,
                                              2000           1999
                                          ------------    ------------

Net income                                  $  21,448       $  18,449

Other comprehensive income (expense):
 Currency translation adjustments                (939)            786
 Unrealized holding gain (loss) on securities,
    net of tax ($(585) and $470, respectively)    970            (711)
                                            ---------       ---------

Other comprehensive income (expense)               31              75
                                            ---------       ---------

Total comprehensive income                  $  21,479       $  18,524
                                            =========       =========





   See accompanying notes to consolidated financial statements

                               -9-

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


Note 2 - Inventories



Inventories are summarized as follows:



                                     February 29,  August 31,
                                        2000          1999
                                     ------------  ----------

 Finished goods                      $  26,495      $  31,779
 Semi-finished goods                    16,778         12,654
 Work-in-process                        10,816         10,528
 Raw materials                          22,976         19,848
                                     ---------      ---------

                                     $  77,065      $  74,809
                                     =========      =========

Note 3 - Commitments and Contingencies

The Company is a party to certain legal actions arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and that the ultimate outcome of these actions would not have a material adverse effect on the Company's business, results of operations, or financial position.







                            Continued

                              -10-

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)




Note 4 - Related Party Transactions

During the three and six months ended February 29, 2000, the Company made purchases amounting to $55 and $79, respectively, from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership. PMP is currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and Chief Executive Officer and as Secretary and a Director of the Company.


Note 5 - Accounting Policies

Reclassifications

Certain prior period information has been reclassified for comparative purposes.


Note 6 - Business Acquisitions:

On September 1, 1999, the Company completed the acquisition of Sometec, S.A., a French development company that has recently developed a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow, for $11,400. The acquisition has been accounted for using the purchase method of accounting. The allocation of the purchase price was prepared on a preliminary basis pending completion of the valuation. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $4,747 is being amortized over a period of 20 years. Intangible assets acquired are being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. Proforma amounts are not presented as this acquisition has no material effect on the Company's results of operations or financial condition.


Note 7 - Special Charge:

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,191 after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in




                            Continued

                              -11-

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)



Note 7 - Special Charge: (Continued)

connection with the Company's recent acquisition of Sometec, S.A. (see Note 6 of these Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk adjusted after-tax discount rate of 22%. The research and development costs and the net cash inflows from these projects are expected to commence within a year of the acquisition date. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.



                              -12-

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

The following table provides quarterly information about the Company's sales by product category:


                    Three Months Ended    Three Months Ended
                     February 29, 2000     February 28, 1999
                    ------------------    ------------------
                    Critical   Cardiac    Critical   Cardiac
                      Care       Care       Care        Care
                    --------   -------    --------   -------
Sales to external
  customers         $ 66,600   $  14,000  $  59,900  $ 14,400


The following tables present quarterly information about geographic areas:

                       Three Months Ended February 29, 2000
                 -----------------------------------------------------------
                  United  Asia and         Other
                  States  Africa   Europe  Foreign Eliminations Consolidated
                 -------  -------- ------  ------- ------------ ------------
Sales to unaffiliated
  customers      $ 61,300 $10,200  $6,900  $2,200    $  -       $   80,600


                       Three Months Ended February 28, 1999
                 -----------------------------------------------------------
                  United  Asia and         Other
                  States  Africa   Europe  Foreign Eliminations Consolidated
                 -------  -------- ------  ------- ------------ ------------
Sales to unaffiliated
  customers      $ 56,300 $ 8,800  $7,200 $2,000     $  -       $   74,300


Export sales to unaffiliated customers were $9,300 and $9,100 for the three months ended February 29, 2000 and February 28, 1999, respectively



                              -13-

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)



Note 8 - Segment Reporting (continued):


The following table provides year-to-date information about the Company's sales by product category:



                     Six Months Ended      Six Months Ended
                     February 29, 2000     February 28, 1999
                    -------------------    -----------------
                    Critical    Cardiac    Critical  Cardiac
                      Care       Care       Care        Care
                    --------    -------    --------  -------
Sales to external
  customers         $130,500   $ 26,800    $116,000 $ 26,400



The following tables present year-to-date information about geographic areas:


                        Six Months Ended February 29, 2000
                 ------------------------------------------------------------
                  United  Asia and         Other
                  States  Africa   Europe  Foreign  Eliminations Consolidated
                 -------  -------- ------  -------  ------------ ------------
Sales to unaffiliated
  customers      $119,300 $19,500  $14,200 $ 4,300     $  -       $ 157,300



                        Six Months Ended February 28, 1999
                 ------------------------------------------------------------
                  United  Asia and         Other
                  States  Africa   Europe  Foreign  Eliminations Consolidated
                 -------  -------- ------  -------  ------------ ------------
Sales to unaffiliated
  customers      $108,700 $16,000  $14,000 $ 3,700     $  -       $ 142,400


Export  sales to unaffiliated customers were $17,300 and  $16,800 for the six months ended February 29, 2000 and February 28, 1999, respectively.









                              -14-

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

                      Results of Operations

Three  Months  Ended February 29, 2000 Compared to  Three  Months
Ended February 28, 1999

Net sales for the three months ended February 29, 2000 increased by $6.3 million, or 8.5%, to $80.6 million from $74.3 million in the same period last year. Net sales represent gross sales invoiced to customers, plus royalty income, less certain related charges, including freight costs, discounts, returns and other allowances. This increase was due primarily to higher unit volume of the Company's central venous and specialty catheter products. Sales of critical care products increased 11.2% to $66.6 million from $59.9 million in the comparable prior year period due primarily to increased shipments of central venous and special catheters and drug infusion pumps. Cardiac care procedure product sales decreased to $14.0 million from $14.4 million, a decrease of 2.8% from the comparable prior year period, due primarily to decreased sales of intra-aortic balloon ("IAB") products. International sales increased by 5.6% to $28.6 million from $27.1 million in the same prior year period and represented 35.5% of net sales, compared to 36.5% in the comparable fiscal 1999 period, principally as a result of increased sales of central venous catheters. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, reduced net sales for the quarter by $0.1 million.

Gross profit increased 10.7% to $42.8 million in the three months ended February 29, 2000 compared to $38.6 million in the same period of fiscal 1999. As a percentage of net sales, gross profit increased to 53.1% during the three months ended February 29, 2000 from 52.0% in the comparable prior year period, due to product and distribution mix and lower costs of production as a percentage of sales.





                              -15-

                    ARROW INTERNATIONAL, INC.


Research, development and engineering expenses decreased by 12.6% to $4.8 million in the three months ended February 29, 2000 from $5.4 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the second quarter of fiscal 2000 to 5.9%, compared to 7.3% in the same period in fiscal 1999. These decreases are primarily a result of reduced clinical study activity resulting from the March 8, 2000 Food and Drug Administration ("FDA") clearance of the Company's
510(k)   application  to  market   ARROWg+ard[REGISTERED] Blue
Plus<Trandemark> the Company's    newest   formulation  of  its
antimicrobial treatment  for central venous catheters.

Selling, general and administrative expenses increased by 8.7% to $18.9 million in the three months ended February 29, 2000 from $17.4 million in the comparable period of fiscal 1999 and remained constant as a percentage of net sales at 23.4%. These expenses increased to support higher sales levels and include higher amortization expense due to the acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. in December 1998 and the acquisition of Sometec, S.A. in September 1999.

In  the  second  quarter of fiscal 1999, the Company  recorded  a special charge related primarily to a write-down for the in-process research and development acquired in connection with the Company's recent acquisition of Sometec. Further information concerning this special charge is disclosed later in this Management's Discussion and Analysis under the caption "Six
Months  Ended  February 29, 2000 Compared  to  Six  Months  Ended
February 28, 1999."

Principally due to the above factors, operating income increased in the second quarter of fiscal 2000 by 63.6% to $19.1 million from $11.7 million in the comparable prior year period principally due to foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

Other expenses (income), net, decreased to $0.6 million of expense in the second quarter of fiscal 2000 from $(1.4) million of income in the comparable prior year period principally due to foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Other expenses (income), net, consist principally of interest income, interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased in the second quarter of fiscal 2000 by 41.7% to $18.5 million from $13.1 million in the comparable prior year period. For the second quarter of fiscal 2000, the Company's effective income tax rate was 34.0%, a decrease from 36.5% in the same period of fiscal 1999, principally as a result of the recent completion of tax examinations through August 31, 1998.











                              -16-

                    ARROW INTERNATIONAL, INC.




Net income in the second quarter of fiscal 2000 increased by 47.2% to $12.2 million from $8.3 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 15.2% in the three months ended February 29, 2000, compared to 11.2% in the comparable prior year period.

Basic and diluted earnings per common share were $.54 and $.36 in the second quarters of fiscal 2000 and 1999, respectively. Weighted average common shares outstanding decreased to 22,540,498 in the second quarter of fiscal 2000 from 23,224,326 in the comparable prior year period as a result of the Company's previously announced share repurchase program, which remains in effect.







                              -17-

                    ARROW INTERNATIONAL, INC.


Six  Months Ended February 29, 2000 Compared to Six Months Ended
February 28, 1999

Net sales for the six months ended February 29, 2000 increased by $14.9 million, or 10.5%, to $157.3 million from $142.4 million in the same period last year. This increase was due primarily to an increase in unit volume in the Company's central venous and specialty catheter products. Sales of critical care products increased 12.5% to $130.5 million from $116.0 million in the comparable prior year period due primarily to increased shipments of central venous and specialty catheter products. Cardiac care product sales increased to $26.8 million from $26.4 million, an increase of 1.5% from the comparable prior year period, due primarily to a decrease in unit shipments of IAB products. International sales increased by 9.5% to $55.3 million from $50.5 million in the same prior year period, and decreased to 35.2% of net sales for the six months ended February 29, 2000 from 35.5% in the comparable period of fiscal 1999, principally as a result of increased sales of central venous catheters and IAB products. The decreased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, increased net sales for the six month period ended February 29, 2000 by $0.2 million.

Gross profit increased 11.1% to $84.2 million in the six months ended February 29, 2000 compared to $75.7 million in the same period of fiscal 1999. As a percentage of net sales, gross profit increased to 53.5% during the six months ended February 29, 2000 from 53.2% in the comparable period of fiscal 1999 due primarily to product and distribution mix and lower costs of production as a percentage of sales.

Research, development and engineering expenses decreased by 5.8% to $10.1 million in the six months ended February 29, 2000 from
$10.8  million  in  the  comparable  prior  year  period.   As  a
percentage of net sales, these expenses decreased in the first half of fiscal 2000 to 6.4%, compared to 7.6% in the same period in fiscal 1999, primarily as a result of reduced clinical study activity resulting from the March 8, 2000 FDA clearance of the Company's 510(k) application to market ARROWg+ard[REGISTERED] Blue Plus<TRADE MARK>.

Selling, general and administrative expenses increased by 8.5% to $37.1 million in the six months ended February 29, 2000 from $34.2 million in the comparable prior year period and decreased as a percentage of net sales to 23.5% in the first half of fiscal 2000 from 24.0% in the comparable period of fiscal 1999. The increased expenses are due primarily to additional expenses related to the acquisitions of the cardiac assist division of C.R. Bard, Inc. in December 1998 and Sometec S.A. in September 1999.




                              -18-

                    ARROW INTERNATIONAL, INC.


In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's recent acquisition of Sometec, S.A. (see Note 6 of Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk-adjusted after-tax discount rate of 22%. The research and development costs and the net cash inflows from these projects are expected to commence within a year of the acquisition date. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.



                              -19-

                    ARROW INTERNATIONAL, INC.


In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4.1 million ($2.6 million after-tax or $.11 per basic and diluted common share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of its acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to this purchased IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk-adjusted discount rates ranging from 29% to 32%. The research and development costs from the projects commenced within a year of the acquisition date. Net cash inflows related to certain of these technologies have commenced and inflows from other of these technologies are expected to commence by the end of fiscal 2000. While the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Principally due to the above factors, operating income increased in the first half of fiscal 2000 by 26.3% to $33.6 million from $26.6 million in the comparable period of fiscal 1999.

Other  expenses  (income),  net, decreased  to  $1.1  million  of expense in the first half of fiscal 2000 from $2.5 million of income in the prior fiscal year principally due to foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased in the first half of fiscal 2000 by 11.9% to $32.5 million from $29.1 million in the comparable prior year period. The Company's effective income tax rate decreased to 34% from 36.5% in fiscal 1999, principally as a result of the recent completion of tax examinations through August 31, 1998.



                              -20-

                    ARROW INTERNATIONAL, INC.


Net income increased 16.3% to $21.4 million in the six months ended February 29, 2000 from $18.4 million in the first half of fiscal 1999. As a percentage of net sales, net income represented 13.7% during the six months ended February 29, 2000 compared to 13.0% in the comparable period of fiscal 1999.

Basic and diluted earnings per common share were each $.94 in the six month period ended February 29, 2000, an increase of 17.5% or $.14 per share, from $.80 per share in the comparable prior year period primarily as a result of the above factors. Average shares of common stock outstanding decreased to 22,719,865 in the first half of fiscal 2000 from 23,224,554 in the comparable prior period as a result of the Company's previously announced share repurchase program, which remains in effect.

                 Liquidity and Capital Resources

For the six months ended February 29, 2000, net cash provided by operations was $28.3 million, an increase of $10.5 million from the same period in the prior year due to higher net income and improved accounts receivable collection efforts. Accounts receivable increased by $3.9 million in the six months ended February 29, 2000 compared to a $9.0 million increase in the same period of fiscal 1999. Accounts receivable, measured in days sales outstanding during the period, decreased to 86 days at February 29, 2000 from 93 days at February 28, 1999, due principally to an increase in collection efforts of the Company.

Net cash used in the Company's investing activities decreased to $25.7 million in the six months ended February 29, 2000 from $36.0 million in the comparable period of fiscal 1999, principally as a result of the acquisition in the first quarter of fiscal 1999 for $26.4 million of the cardiac assist division of C.R. Bard, Inc. and the acquisition in the first quarter of fiscal 2000 for $11.4 million of Sometec, Inc.

Financing activities used $.6 million of net cash in the six month period ended February 29, 2000, and provided $18.6 million of net cash in the comparable period of fiscal 1999. This change is principally attributable to increased use of cash to purchase shares of the Company's common stock in the open market in connection with its previously announced program to repurchase up to one million shares of its common stock. For the six months ending February 29, 2000, the Company has expended $19.0 million to fund the repurchase of 651,100 shares of its common stock pursuant to this program. To date, the Company has repurchased 947,800 shares under this program for approximately $27.4 million. On April 6, 2000, the Company announced approval by the Company's Board of Directors to extend this program by purchasing on the open market up to an additional one million shares of its common stock.

As of February 29, 2000, the Company had U.S bank credit facilities providing an aggregate of $65.0 million in revolving credit, of which $24.4 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $24.5 million, of which $11.6 million remained unused as of February 29, 2000. Incremental borrowings under these facilities increased $20.7 million and $21.0 million during the six months ended February 29, 2000 and February 28, 1999, respectively.


                              -21-

                    ARROW INTERNATIONAL, INC.


As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for trading or speculative purposes.

During the six month periods ended February 29, 2000 and February 28, 1999, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.2% and 23.6%, respectively. As of February 29, 2000, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $7.6 million mature at various dates through May 2000. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

Based upon its present plans, the Company believes that operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, announced acquisitions, stock repurchases on the open market and to meet the currently foreseeable liquidity needs of the Company.

Overall effects of inflation and seasonality on the Company's business during the periods discussed above were not significant.

The Company expended an aggregate of approximately $1.7 million and devoted in excess of 1,200 man-days in internal resources in fiscal 1999 and 2000 and the first quarter of fiscal 2000 to achieve its objective of ensuring that the Company's products, business systems and support services to customers would continue to operate satisfactorily on and after January 1, 2000. The Company has described in detail its efforts to address the Year 2000 problem as it may have related to its business operations and regulation by the Food and Drug Administration in its Annual Report on Form 10-K for its fiscal year ended August 31, 1999 and in its other filings with the Securities and Exchange Commission.

Subsequent  to the end of the Company's first quarter  of  fiscal
2000, the calendar changed to the year 2000. To date, the business and operations of the Company have experienced no material adverse effects from the date change, nor has the Company been notified of any disruptions or failures in the systems of any of its suppliers or customers. There is an ongoing risk that Year 2000 related problems could still occur and the Company will continue to evaluate these risks; however, the Company believes that the Year 2000 issue will not pose any significant operational problems for the Company.


                             -22-

                    ARROW INTERNATIONAL, INC.


Item 3.    Quantitative and Qualitative Disclosures About Market
Risk.

Financial Instruments:

During the six month period ended February 29, 2000 and February 28, 1999, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.2% and 23.6%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

At February 29, 2000, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through May 2000. The following table identifies forward exchange contracts to sell foreign currencies at February 29, 2000 and August 31, 1999 as follows:


                           February 29, 2000         August 31, 1999
                         Notional Fair Market     Notional Fair Market
                            Amounts  Value           Amounts   Value
                         -------------------      --------------------

Foreign currency: (U.S. Dollar Equivalents)

 Japanese yen              $2,361  $ 2,304          $5,698   $ 5,855
 Canadian dollars           1,275    1,276           1,115     1,108
 Greek drachmas             1,997    2,024           1,571     1,603
 Mexican peso               1,447    1,494           1,012     1,064
 African rand                 477      473           1,270     1,314

                           ------  -------         -------   -------
                           $7,557  $ 7,571         $10,666   $10,944
                           ======  =======         =======   =======





                              -23-





                        ARROW INTERNATIONAL, INC.

PART II.   OTHER INFORMATION


Item 4.    Submission of matters to a vote of security holders.

       (a) The Company held its annual meeting of shareholders on January 19, 2000.

       (b) At the annual meeting, the following matters were voted upon:
          (i) the election of three directors (in connection with which (A) proxies were solicited pursuant to Regulation 14D under the Securities Exchange Act of 1934, (B) there was no solicitation in opposition to management's nominees as listed in the proxy statement and (C) such nominees were elected); (ii) the approval of amendments to the Company's Directors Stock Incentive
           Plan; and (iii) the ratification of the appointment of PricewaterhouseCoopers, LLP as independent accountants of the Company for the current fiscal year.

           With respect to the election of directors, votes were cast as follows:

                        T. Jerome Holleran
                        ------------------

       Votes for                20,616,796
       Withheld                     80,873

                         R. James Macaleer
                         -----------------
       Votes for                20,617,394
       Withheld                     80,275

                          Alan M. Sebulsky
                          ----------------
       Votes for                20,617,815
       Withheld                     79,854


           With respect to other matters, votes were cast as follows:


                                  Approval of Amendments
                                to the Company's Directors
                                  Stock Incentive Plan
                                --------------------------
       Votes for                        19,167,185
       Votes against                     1,017,569
       Abstentions                         512,915

                            Ratification of the Appointment
                              of Independent Accountants
                            -------------------------------
       Votes for                       20,688,457
       Votes against                        4,397
       Abstentions                          4,815

       There were no broker non-votes in respect of these matters.






                                  -24-


                    ARROW INTERNATIONAL, INC.


Item 6.    Exhibits and reports on Form 8-K

       (a) Exhibits

           The following exhibits will be filed as part of this Form 10-Q:

                   Exhibit 27.1   *Financial Data Schedule
                                   for the quarter ended
                                   February 29, 2000

                   Exhibit 99.1   Cautionary Statement for Purposes
                                  of the Safe Harbor Provisions of the
                                  Private Securities Litigation Reform
                                  Act of 1995

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended February 29, 2000.



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


                                ARROW INTERNATIONAL, INC.
                                        (Registrant)



Date:  April 13, 2000       By:  /s/  Frederick J. Hirt
                                 -----------------------

                                         (signature)

                                 Frederick J. Hirt
                                 Vice President-Finance and Treasurer
                                 (Principal Financial Officer and
                                 Chief Accounting Officer)










                              -26-

                          EXHIBIT INDEX



Exhibit   Description
Number    of Exhibit                  Method of Filing
-------   -----------                 -----------------
27        *Financial Data Schedule     EDGAR
          for the quarter ended
          February 29, 2000


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


                         EXHIBIT 99.1

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

      In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage

for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, our products. Several foreign countries have recently considered, and in some countries adopted, similar reforms to limit the growth of health care costs, including price regulation. We anticipate that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. We cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on our business. We cannot assure you that any such reforms will not have a material adverse effect on the medical device industry in general, or on our business, in particular.

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

Risks Associated with Derivative Financial Instruments

      As a partial hedge against adverse fluctuations in exchange rates, we periodically enter into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of








                              -31-
nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon our business, financial condition and results of operations. Our
policy   prohibits   the  use  of  derivative   instruments   for
speculative purposes.

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

