Form 10-Q
period 2000-05-31
ARROW INTERNATIONAL INC
filed 2000-07-14
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

                          FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the third quarter period ended May 31, 2000

                            or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to ____________

     Commission File Number   0-20212

                          ARROW INTERNATIONAL, INC.
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Pennsylvania                            23-1969991
-------------------------------              -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)


2400 Bernville Road, Reading, Pennsylvania          19605
------------------------------------------        ----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:(610) 378-0131
                                                   --------------
Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X No
                                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                  Shares outstanding at July 11, 2000
     ---------                -----------------------------------

Common Stock, No Par Value            22,120,003


                  ARROW INTERNATIONAL, INC.

                       Form 10-Q Index


[S]                                                     Page
                                                        ----
                                                        [C]
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

        Consolidated Balance Sheets at May 31, 2000
        and August 31, 1999                              3-4

        Consolidated Statements of Income                5-6

        Consolidated Statements of Cash Flows            7-8

        Consolidated Statements of Comprehensive Income    9

        Notes to Consolidated Financial Statements     10-14


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                             15-21

       Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                         23



PART II.       OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of
                Security Holders                          24

       Item 6.  Exhibits and Reports on Form 8-K          24


       Signature                                          25

       Exhibit Index                                      26








                             -2-

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                  ARROW INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)
                         (Unaudited)

                                     May 31,       August 31,
                                       2000           1999
                                    ----------     ----------
ASSETS

Current assets:
 Cash and cash equivalents          $    3,942     $    3,939
 Accounts receivable, net               73,329         70,467
 Inventories                            82,599         74,809
 Prepaid expenses and other             17,378         16,242
 Deferred income taxes                   2,122          2,018
                                    ----------      ---------
  Total current assets                 179,370        167,475
                                    ----------      ---------

Property, plant and equipment:
 Total property, plant and equipment   216,718        204,939

 Less accumulated depreciation        (97,919)       (88,005)
                                    ----------     ----------
                                       118,799        116,934
                                    ----------     ----------


Other assets:
 Goodwill, net                          39,443         35,698
 Intangible and other assets, net       39,648         33,487
 Deferred income taxes                   5,753          4,738
                                    ----------     ----------
  Total other assets                    84,844         73,923
                                    ----------     ----------

  Total assets                      $  383,013     $  358,332
                                    ==========     ==========






See accompanying notes to consolidated financial statements.

                          Continued

                             -3-



                  ARROW INTERNATIONAL, INC.
           CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share amounts)
                         (Unaudited)

                                        May 31,       August 31,
                                          2000           1999
                                       ---------      ----------
LIABILITIES

Current liabilities:
 Current maturities of long-term debt  $      300     $      470
 Notes payable                             53,170         32,802
 Accounts payable                           8,431         10,028
 Cash overdrafts                            1,098            394
 Accrued liabilities                        8,480          8,707
 Accrued compensation                       7,421          6,223
 Accrued income taxes                       5,323            950
                                       ----------     ----------
  Total current liabilities                84,223         59,574

Long-term debt                              9,482         11,105
Accrued postretirement benefit obligation   9,849          9,486

Commitments and contingencies

SHAREHOLDERS' EQUITY

 Preferred Stock, no par value;
  5,000,000 shares authorized;
  none issued                                -              -
 Common Stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares                 45,661         45,661
 Retained earnings                        280,902        250,931
  Less treasury stock at cost:
  4,315,810 and 3,420,970 shares,
  respectively                            (39,575)       (12,618)
 Accumulated other comprehensive
  expense                                  (7,529)        (5,807)
                                       ----------     ----------
  Total shareholders' equity              279,459        278,167
                                       ----------     ----------

  Total liabilities and
   shareholders' equity                $  383,013     $  358,332
                                       ==========     ==========



See accompanying notes to consolidated financial statements.

                             -4-



                  ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME

     (In thousands, except share and per share amounts)
                         (Unaudited)

                                    For the Three Months Ended
                                    --------------------------
                                     May 31,        May 31,
                                       2000           1999
                                     --------       ---------

Net sales                            $  81,290      $  75,865
Cost of goods sold                      38,485         35,908
                                     ---------      ---------
 Gross profit                           42,805         39,957


Operating expenses:
 Research, development and engineering   5,369          4,988
 Selling, general and administrative    18,392         17,813
                                     ---------      ---------

 Operating income                       19,044         17,156
                                     ---------      ---------

Other expenses (income):
 Interest expense, net of
    amounts capitalized                    623            297
 Interest income                          (141)          (131)
 Other, net                               (302)          (942)
                                     ---------      ---------
 Other expenses, net                       180           (776)
                                     ---------      ---------

Income before income taxes              18,864         17,932
Provision for income taxes               6,414          6,545
                                     ---------      ---------


  Net income                         $  12,450      $  11,387
                                     =========      =========




Basic and diluted earnings
  per common share                   $     .56      $     .49
                                     =========      =========
Cash dividends per common share      $    .060      $    .055
                                     =========      =========
Weighted average shares outstanding 22,277,772     23,201,489
                                    ==========     ==========









See accompanying notes to consolidated financial statements.

                                 -5-



                  ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF INCOME

     (In thousands, except share and per share amounts)
                         (Unaudited)

                                         For the Nine Months Ended
                                         -------------------------
                                            May 31,        May 31,
                                             2000           1999
                                         ----------      ---------

Net sales                                 $ 238,608      $ 218,224
Cost of goods sold                          111,652        102,569
 Gross profit                               126,956        115,655
                                          ---------      ---------
Operating expenses:
 Research, development and engineering       15,493         15,739
 Selling, general and administrative         55,511         52,037
 Special charges                              3,320          4,139
                                          ---------      ---------

 Operating income                            52,632         43,740
                                          ---------      ---------

Other expenses (income):
 Interest expense, net of
    amounts capitalized                       1,675          1,021
 Interest income                               (429)          (294)
 Other, net                                      25         (3,972)
                                          ---------      ---------
 Other expenses (income), net                 1,271         (3,245)
                                          ---------      ---------

Income before income taxes                   51,361         46,985
Provision for income taxes                   17,463         17,150
                                          ---------      ---------

 Net income                               $  33,898      $  29,835
                                          =========      =========



Basic and diluted earnings
   per common share                       $    1.50      $    1.29
                                          =========      =========

Cash dividends per common share           $    .175      $    .160
                                          =========      =========

Weighted average shares outstanding      22,572,368     23,217,815
                                         ==========     ==========






See accompanying notes to consolidated financial statements.


                             -6-




                      ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In thousands)
                             (Unaudited)

                                           For the Nine Months Ended
                                           -------------------------
                                             May 31,         May 31,
                                              2000            1999
                                           ----------      ---------
Cash flows from operating activities:
 Net income                                 $  33,898      $  29,835

Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                  10,782         10,817
 Special charge                                 3,320          4,139
 Amortization of intangible assets
    and goodwill                                4,383          2,470
 Amortization of unearned compensation            -               44
 Deferred income taxes                         (1,119)        (2,685)
 Unrealized holding (gain) loss on securities    (225)           887
 Other                                            346            320
 Changes in operating assets and liabilities:
  Accounts receivable, net                     (3,924)        (7,519)
  Inventories                                  (8,754)           334
  Prepaid expenses and other                   (2,236)        (3,586)
  Accounts payable and accrued liabilities     (1,730)         3,960
  Accrued compensation                          1,255         (1,872)
  Accrued income taxes                          4,350            536
                                           ----------     ----------
  Total adjustments                             6,448          7,845
                                           ----------     ----------
  Net cash provided by operating activities    40,346         37,680

Cash flows from investing activities:
 Capital expenditures                         (13,935)       (14,557)
 Increase in intangible and other assets       (4,511)        (1,442)
 Cash paid for businesses acquired, net       (11,016)       (27,888)
                                           ----------     ----------
  Net cash used in investing activities       (29,462)       (43,887)

Cash flows from financing activities:
 Increase in notes payable                     20,390         17,962
 Principal payments of long-term debt            (830)          (997)
 Increase (decrease) in book overdrafts           704         (1,884)
 Dividends paid                                (3,864)        (3,600)
 Proceeds from stock options exercised             50            -
 Purchase of treasury stock                   (27,007)        (1,564)
                                           ----------     ----------
  Net cash (used in) provided
    by financing activities                   (10,557)         9,917

 Effect of exchange rate changes on cash and
  cash equivalents                               (324)           (80)

Net change in cash and cash equivalents             3          3,630
Cash and cash equivalents at beginning of year  3,939          4,652
                                           ----------     ----------
Cash and cash equivalents
    at end of period                       $    3,942     $    8,282
                                           ==========     ==========


    See accompanying notes to consolidated financial statements.

                              Continued

                                 -7-



                   ARROW INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                         (In thousands)
                           (Unaudited)


                                            For the Nine Months Ended
                                            -------------------------
                                             May 31,        May 31,
                                               2000           1999
                                            ----------     ----------

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)      $   1,675      $   1,021
  Income taxes                               $  14,546      $  17,843


Supplemental schedule of non-cash investing and financing activities:

  Estimated fair value of assets acquired,
     net of cash acquired                    $  13,325      $  29,110
  Cash paid for assets, net of cash acquired,
     of $386 and $0, respectively               11,016         27,888
                                             ---------      ---------
  Liabilities assumed                        $   2,309      $   1,222
                                             =========      =========

 Cash paid for business acquired:
  Working capital                            $    (876)     $   7,722
  Property, plant and equipment                     54            300
  Goodwill, intangible assets and in-process
    research and development                    12,224         19,866
                                             ---------      ---------
                                             $  11,402      $  27,888
                                             =========      =========



   See accompanying notes to consolidated financial statements

                               -8-



                    ARROW INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         (In thousands)
                           (Unaudited)


                                            For the Three Months Ended
                                            --------------------------
                                              May 31,        May 31,
                                                2000          1999
                                             ---------      ---------

Net income                                   $  12,450      $  11,387

Other comprehensive income (expense):
 Currency translation adjustments               (1,174)        (1,708)
 Unrealized holding loss on securities,
  net of tax ($360 and $417, respectively)        (579)          (632)
                                             ---------      ---------
Other comprehensive expense                     (1,753)        (2,340)
                                             ---------      ---------

Total comprehensive income                   $  10,697      $   9,047
                                             =========      =========


                                             For the Nine Months Ended
                                             -------------------------
                                               May 31,       May 31,
                                                2000          1999
                                             ---------      ---------

Net income                                   $  33,898      $  29,835

Other comprehensive income (expense):
 Currency translation adjustments               (2,113)          (922)
 Unrealized holding gain (loss) on securities,
  net of tax ($(225) and $887, respectively)       391         (1,343)
                                             ---------      ---------

Other comprehensive expense                     (1,722)        (2,265)
                                             ---------      ---------

Total comprehensive income                   $  32,176      $  27,570
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


Note 2 - Inventories:

Inventories are summarized as follows:


                                     May 31,       August 31,
                                       2000           1999
                                    ----------     ----------

 Finished goods                     $   29,867     $   31,779
 Semi-finished goods                    15,856         12,654
 Work-in-process                        10,922         10,528
 Raw materials                          25,954         19,848
                                    ----------     ----------

                                    $   82,599     $   74,809
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




                            Continued

                              -10-

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)

Note 4 - Related Party Transactions:

During the three and nine months ended May 31, 2000, the Company made purchases amounting to $37 and $116, respectively, from Precision Medical Products, Inc., ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), which is related to the Company through common ownership. PMP is currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and Chief Executive Officer and as Secretary and a Director of the Company.

Note 5 - Accounting Policies

Reclassifications

Certain prior period information has been reclassified for comparative purposes.

Fixed Asset Lives

During the three months ended May 31, 2000, the Company completed a study of its fixed asset lives. The study indicated that actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of property, plant and equipment, effective March 1, 2000. The majority of the change in depreciation related to manufacturing equipment. For the three months ended May 31, 2000, the change in depreciation expense related to manufacturing equipment was included in inventory value and will be recognized as the inventory is sold; the change in depreciation expense related to non-manufacturing assets was reflected in operating expenses. This change in estimated fixed asset lives resulted in decreased depreciation expense of $961 and increased net income of $203 for both the three and nine months ended May 31, 2000. Basic and diluted earnings per common share increased by less than $.01 as a result of this change.

Note 6 - Business Acquisitions:

On September 1, 1999, the Company completed the acquisition of Sometec, S.A., a French development company that has recently developed a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow, for $11,402. The acquisition has been accounted for using the purchase method of accounting. The allocation of the purchase price was prepared on a preliminary basis pending completion of the valuation. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $4,783 is being amortized over a period of 20 years. Intangible assets acquired are being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. Pro forma financial information is not presented as this acquisition has no material effect on the Company's results of operations or financial condition.

                            Continued


                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)

Note 7 - Special Charge:

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,191 after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's recent acquisition of Sometec, S.A. (see Note 6 of these Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk adjusted after-tax discount rate of 22%. The research and development costs and the net cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

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

The following table provides quarterly information about the Company's sales by product category:

                    Three Months Ended    Three Months Ended
                       May 31, 2000           May 31, 1999
                    -------------------   ------------------
                    Critical    Cardiac   Critical   Cardiac
                      Care       Care       Care        Care
                    --------   --------   --------   -------
Sales to external
  customers         $ 67,800   $ 13,500   $ 61,500   $ 14,400


The following tables present quarterly information about geographic areas:


                               Three Months Ended May 31, 2000
                  ---------------------------------------------------------
                  United  Asia and        Other
                  States  Africa   Europe Foreign Eliminations Consolidated
                  ------  -------- ------ ------- ------------ ------------
Sales to unaffiliated
  customers      $ 61,600 $10,500  $6,900 $2,300    $  -        $   81,300



                              Three Months Ended May 31, 1999
                  ---------------------------------------------------------
                  United  Asia and        Other
                  States  Africa   Europe Foreign Eliminations Consolidated
                  ------  -------- ------ ------- ------------ ------------

Sales to unaffiliated
  customers      $ 57,900 $ 8,900  $6,900 $2,200    $  -        $   75,900


Export sales to unaffiliated customers were $9,200 and $9,100 for the three months ended May 31, 2000 and May 31, 1999, respectively


                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)



Note 8 - Segment Reporting (continued):

The following table provides year-to-date information about the Company's sales by product category:


                     Nine Months Ended    Nine Months Ended
                       May 31, 2000          May 31, 1999
                    ------------------    -----------------
                    Critical   Cardiac    Critical  Cardiac
                      Care       Care       Care       Care
                    --------   -------    --------  -------
Sales to external
  customers         $198,300  $ 40,300    $177,400  $ 40,800


The following tables present year-to-date information about geographic areas:


                          Nine Months Ended May 31, 2000
                  ---------------------------------------------------------
                  United  Asia and        Other
                  States  Africa   Europe Foreign Eliminations Consolidated
                  ------  -------- ------ ------- ------------ ------------
Sales to unaffiliated
  customers      $180,900 $30,000  $21,100 $ 6,600   $  -       $  238,600


                          Nine Months Ended May 31, 1999

                  United  Asia and        Other
                  States  Africa   Europe Foreign Eliminations Consolidated
                  ------  -------- ------ ------- ------------ ------------
Sales to unaffiliated
  customers      $166,500 $24,900  $20,900 $  5,900  $  -       $  218,200


Export sales to unaffiliated customers were $26,600 and $25,900 for the nine months ended May 31, 2000 and May 31, 1999, respectively.


Note 9 - New Accounting Standards:

On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.


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


                      Results of Operations

Three  Months  Ended May 31, 2000 Compared to Three Months  Ended
May 31, 1999:

Net sales for the three months ended May 31, 2000 increased by $5.4 million, or 7.2%, to $81.3 million from $75.9 million in the same period of fiscal 1999. Net sales represent gross sales invoiced to customers less certain related charges, including freight, discounts, returns and other allowances. This increase was due primarily to an increase in unit volume of the Company's central venous catheter products. Sales of critical care products increased 10.3% to $67.8 million from $61.5 million in the comparable prior year period due primarily to increased shipments of central venous catheter products. Cardiac care product sales decreased to $13.5 million from $14.4 million, a decrease of 6.3% from the comparable prior year period, due primarily to lower sales of intra-aortic balloon ("IAB") products. International sales increased by $1.8 million, or 6.8%, to $28.9 million, representing 35.6% of net sales for the three months ended May 31, 2000, compared to 35.7% in the comparable prior year period, principally as a result of higher sales of central venous catheter products. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, decreased net sales for the three month period ended May 31, 2000 by $0.1 million.

Gross profit increased 7.1% to $42.8 million in the three months ended May 31, 2000 from $40.0 million in the same period of fiscal 1999. As a percentage of net sales, gross profit was 52.7% in both the three months ended May 31, 2000 and 1999.






                              -15-

                    ARROW INTERNATIONAL, INC.


Research, development and engineering expenses increased by 7.6% to $5.4 million in the three months ended May 31, 2000 from $5.0 million in the comparable prior year period. As a percentage of net sales, these expenses were 6.6% in both the third quarter of fiscal 2000 and the same period in fiscal 1999. The increased spending is primarily a result of increased development, regulatory and clinical trial activity related to the LionHeartT, the Company's left ventricular assist system.

Selling, general and administrative expenses increased by 3.3% to $18.4 million in the three months ended May 31, 2000 from $17.8 million in the comparable prior year period. Selling, general and administrative expenses decreased as a percentage of net sales to 22.6% in the third quarter of fiscal 2000 from 23.5% in the comparable prior year period of fiscal 1999. The increased expense was due primarily to higher amortization expense resulting from the Company's acquisition of Sometec, S.A. in September 1999.

Principally due to the above factors, operating income increased in the third quarter of fiscal 2000 by 11.0% to $19.0 million from $17.2 million in the comparable prior year period.

Other expenses (income), net, decreased to $0.2 million of expense in the third quarter of fiscal 2000 from $0.8 million of income in the comparable prior year period. Other expenses (income), net, consist principally of interest income, interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased by 5.2% to $18.9 million in the third quarter of fiscal 2000 from $17.9 million in the comparable prior year period. For the third quarter of fiscal 2000, the Company's effective income tax rate was 34.0%, a decrease from 36.5% in the same period of fiscal 1999, principally as a result of the recent completion of tax examinations through August 31, 1998.

Net income in the third quarter of fiscal 2000 increased by 9.3% to $12.5 million from $11.4 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 15.3% in the three months ended May 31, 2000, compared to 15.0% in the comparable period of fiscal 1999. During the three months ended May 31, 2000, the Company completed a study of its fixed asset lives. The study indicated that actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of property, plant and equipment, effective March 1, 2000. The majority of the change in depreciation related to manufacturing equipment. For the three months ended May 31, 2000, the change in depreciation expense related to manufacturing equipment was included in inventory value and will be recognized as the inventory is sold; the change in depreciation expense related to non-manufacturing assets was reflected in operating expenses. This change in estimated fixed asset lives resulted in decreased depreciation expense of $1.0 million and increased net income of $0.2 million for the three months ended May 31, 2000. Basic and diluted earnings per common share increased by less than $.01 as a result of this change.



                              -16-

                    ARROW INTERNATIONAL, INC.



Basic and diluted earnings per common share were $.56 in the three month period ended May 31, 2000, an increase of 13.9%, or $.07 per share, from $.49 per share in the comparable prior year period. Weighted average common shares outstanding decreased to 22,277,772 in the third quarter of fiscal 2000 from 23,201,489 in the comparable prior period, due primarily to the Company's previously announced share repurchase program, which remains in effect.


Nine Months Ended May 31, 2000 Compared to Nine Months Ended  May
31, 1999

Net sales for the nine months ended May 31, 2000 increased by $20.4 million, or 9.3%, to $238.6 million from $218.2 million in the same period of fiscal 1999. This increase was due primarily to an increase in unit volume in the Company's central venous catheter products. Sales of critical care products increased 11.8% to $198.3 million from $177.4 million in the comparable prior year period due primarily to increased shipments of central venous and specialty catheter products. Cardiac care product sales decreased to $40.3 million from $40.8 million, a decrease of 1.2% from the comparable prior year period, due primarily to lower sales of IAB products. International sales increased by $6.7 million, or 8.6%, to $84.3 million, representing 35.3% of net sales for the nine months ended May 31, 2000, compared to 35.6% of net sales in the comparable prior year period, principally as a result of increased sales of central venous catheter products. The decreased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, increased net sales for the nine month period ended May 31, 2000 by $0.1 million.

Gross profit increased 9.8% to $127.0 million in the nine months ended May 31, 2000 compared to $115.7 million in the same period of fiscal 1999. As a percentage of net sales, gross profit increased to 53.2% during the nine months ended May 31, 2000 from 53.0% in the comparable prior year period, due principally to product and distribution mix.

Research, development and engineering expenses decreased by 1.6% to $15.5 million in the nine months ended May 31, 2000 from $15.7 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the first nine months of fiscal 2000 to 6.5%, compared to 7.2% in the same period of fiscal 1999, primarily as a result of decreased spending in the development of experimental and custom products.

Selling, general and administrative expenses increased by 6.7% to $55.5 million in the nine months ended May 31, 2000 from $52.0 million in the comparable prior year period. The increased expenses were due primarily to additional expenses resulting from the Company's acquisition of Sometec, S.A. in September 1999.
Selling, general and administrative expenses decreased as a percentage of net sales to 23.3% in the first nine months of fiscal 2000 from 23.8% in the comparable period of fiscal 1999.



                              -17-


                    ARROW INTERNATIONAL, INC.


In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's recent acquisition of Sometec, S.A. (see Note 6 of Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk-adjusted after-tax discount rate of 22%. The research and development costs and the net cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.




                              -18-

                    ARROW INTERNATIONAL, INC.


In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4.1 million ($2.6 million after-tax or $.11 per basic and diluted common share) related to the purchase of in-process IAB and pump research and development as part of its acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the Food and Drug Administration (the "FDA"). In accordance with SFAS No. 2,
"Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to this purchased IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk-adjusted discount rates ranging from 29% to 32%. The research and development costs from the projects commenced within a year of the acquisition date. Net cash inflows related to certain of these technologies have commenced and inflows from other of these technologies are expected to commence by the end of fiscal 2000. While the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Principally due to the above factors, operating income increased in the first nine months of fiscal 2000 by 20.3% to $52.6 million from $43.7 million in the comparable period of fiscal 1999.

Other expenses (income), net, decreased to $1.3 million of expense in the first nine months of fiscal 2000 from $(3.2)
million of income in the comparable prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased in the first nine months of fiscal 2000 by 9.3% to $51.4 million from $47.0 million in the comparable prior year period. For the first nine months of fiscal 2000, the Company's effective income tax rate was 34.0%, a decrease from 36.5% in the same period of fiscal 1999, principally as a result of the recent completion of tax examinations through August 1998.




                              -19-

                    ARROW INTERNATIONAL, INC.


Net income increased 13.6% to $33.9 million in the nine months ended May 31, 2000 from $29.8 million in the comparable prior year period. As a percentage of net sales, net income represented 14.2% during the nine months ended May 31, 2000 compared to 13.7% in the comparable period of fiscal 1999. During the nine months ended May 31, 2000, the Company completed a study of its fixed asset lives. The study indicated that actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of property, plant and equipment, effective March 1, 2000. The majority of the change in depreciation related to manufacturing equipment. For the nine months ended May 31, 2000, the change in depreciation expense related to manufacturing equipment was included in inventory value and will be recognized as the inventory is sold; the change in depreciation expense related to non-manufacturing assets was reflected in operating expenses. This change in estimated fixed asset lives resulted in decreased depreciation expense of $1.0 million and increased net income of $0.2 million for the nine months ended May 31, 2000. Basic and diluted earnings per common share increased by less than $.01 as a result of this change.

Basic and diluted earnings per common share were $1.50 in the nine month period ended May 31, 2000, an increase of 16.3%, or $.21 per share, from $1.29 per share in the comparable prior year period. Weighted average common shares outstanding decreased to 22,572,368 from 23,217,815 in the comparable prior year period primarily as a result of the Company's previously announced share repurchase program, which remains in effect.


                 Liquidity and Capital Resources

For the nine months ended May 31, 2000, net cash provided by operations was $40.3 million, an increase of $2.7 million from the same period in the prior year due to higher net income, improved accounts receivable collection efforts, and the timing of income tax payments offset by an increase in inventory of the Company's new HemoSonic (TRADEMARK) 100 hemodynamic monitoring system to support the launch of this product. Accounts receivable increased by $2.9 million in the nine months ended May 31, 2000 compared to a $7.5 million increase in the same period of fiscal 1999. Accounts receivable, measured in days sales outstanding during the period, decreased to 84 days at May 31, 2000 from 90 days at May 31, 1999, due principally to an increase in collection efforts by the Company.

Net cash used in the Company's investing activities totaled $29.5 million in the nine months ended May 31, 2000 and $43.9 million in the comparable period of fiscal 1999. Fiscal 1999 includes the acquisition of the cardiac assist division of C.R. Bard, Inc. in the first quarter for $27.9 million. Fiscal 2000 includes the acquisition of Sometec, Inc. in the first quarter for $11.0 million.


                    ARROW INTERNATIONAL, INC.


Financing activities used $10.6 million of net cash in the nine month period ended May 31, 2000, and provided $9.9 million of net cash in the comparable period of fiscal 1999. This change is principally attributable to increased use of cash to purchase shares of the Company's common stock in the open market in connection with its previously announced program to repurchase up to one million shares of its common stock. On April 6, 2000, the Company announced the approval by its Board of Directors to extend this program by purchasing on the open market up to an additional one million shares of its common stock. For the nine months ended May 31, 2000, the Company has expended $27.0 million to fund the repurchase of 896,400 shares of its common stock pursuant to this program. As of July 11, 2000, the Company has repurchased 1,104,300 shares under this program for approximately $32.6 million.

As of May 31, 2000, the Company had U.S bank credit facilities providing an aggregate of $65.0 million in revolving credit, of which $24.6 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $22.6 million, of which $9.8 million remained unused as of May 31, 2000. Incremental borrowings under these facilities increased $20.4 million and $17.4 million during the nine months ended May 31, 2000 and May 31, 1999, respectively.

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

During  the  nine month periods ended May 31, 2000  and  May  31,
1999, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.2% and 23.7%, respectively. As of May 31, 2000, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $7.5 million mature at various dates through September 2000. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

Based upon its present plans, the Company believes that operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, stock repurchases on the open market and to meet the currently foreseeable liquidity needs of the Company.


                    ARROW INTERNATIONAL, INC.


Overall effects of inflation and seasonality on the Company's business during the periods discussed above were not significant.

The Company expended an aggregate of approximately $1.7 million and devoted in excess of 1,200 man-days in internal resources in fiscal 1999 and 2000 and the first quarter of fiscal 2000 to achieve its objective of ensuring that the Company's products, business systems and support services to customers would continue to operate satisfactorily on and after January 1, 2000. The Company has described in detail its efforts to address the Year 2000 problem as it may have related to its business operations and regulation by the FDA in its Annual Report on Form 10-K for its fiscal year ended August 31, 1999 and in its other filings with the Securities and Exchange Commission.

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


                    New Accounting Standards

On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.


                    ARROW INTERNATIONAL, INC.


Item 3.    Quantitative and Qualitative Disclosures About Market
Risk.

Financial Instruments:

During  the  nine month periods ended May 31, 2000  and  May  31,
1999, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.2% and 23.7%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income/Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

At May 31, 2000, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through September 29, 2000. The following table identifies forward exchange contracts to sell foreign currencies at May 31, 2000 and August 31, 1999 as follows:

                           May 31, 2000          August 31, 1999
                         Notional Fair Market  Notional Fair Market
                          Amounts   Value        Amounts    Value
                         --------  ---------   ----------  --------

Foreign currency: (U.S. Dollar Equivalents)

 Japanese yen              $1,643     $1,623     $ 5,698    $ 5,855
 Canadian dollars           1,599      1,570       1,115      1,108
 Greek drachmas             2,056      2,088       1,571      1,603
 Mexican peso               1,576      1,630       1,012      1,064
 African rand                 577        575       1,270      1,314
                         --------    -------     -------    -------
                           $7,451     $7,486     $10,666    $10,944
                         ========    =======     =======    =======


                    ARROW INTERNATIONAL, INC.



PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

       (a) The Company held a special meeting of shareholders on June 19, 2000.

       (b) At the special meeting, the following matter was voted upon: the approval of the adoption of the Company's 1999 Stock Incentive Plan.

             With respect to the approval of the adoption of the Company's 1999 Stock Incentive Plan, votes were cast as follows:


            Votes for              19,176,785
            Votes against           1,373,277
            Abstentions               535,245

            There were no broker non-votes in respect of this matter.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:

               Exhibit 27      *Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of
                               the Private Securities Litigation
                               Reform Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended May 31, 2000.




*Not deemed filed for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.






                              -24-

                      ARROW INTERNATIONAL, INC.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ARROW INTERNATIONAL, INC.
                                   (Registrant)




Date:  July 14, 2000       By: /s/   Frederick J. Hirt
                               -------------------------
                                      (signature)

                                 Frederick J. Hirt
                                 Vice President-Finance and Treasurer
                                 (Principal Financial Officer and
                                 Chief Accounting Officer)

                              -25-

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





                              -26-

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


                              -27-

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

      In recent years, several comprehensive health care reform proposals have been introduced in the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care



                              -28-
expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, our products. Several foreign countries have recently considered, and in some countries adopted, similar reforms to limit the growth of health care costs, including price regulation. We anticipate that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. We cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on our business. We cannot assure you that any such reforms will not have a material adverse effect on the medical device industry in general, or on our business, in particular.

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






                             -29-

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



                              -30-

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
























































                              -31-
