Form 10-K405
period 2000-08-31
ARROW INTERNATIONAL INC
filed 2000-11-22
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 1, 2000 was approximately $461,591,736.

      The number of shares of Registrant's Common Stock outstanding on November 1, 2000 was 22,001,713.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 17, 2001, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2000, are incorporated by reference in Part III of this report.

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

      Arrow's critical care products, which were originally introduced in 1977, accounted for 82.7%, 81.4% and 83.6% of net sales in fiscal 2000, 1999 and 1998, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; the ARROWg+ard(TM) antiseptic surface treatment, which is applied to many of the Company's vascular access catheters to reduce the risk of catheter-related infection; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; and Percutaneous Thrombolytic Devices ("PTD"), which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients. On March 8, 2000, the U.S. Food and Drug Administration (FDA) approved the Company's 510(k) application to market ARROWg+ard Blue Plus(TM), a stronger, longer lasting formulation of the ARROWg+ard antiseptic surface treatment for central venous catheters. Arrowg+ard Blue Plus(TM) also provides antimicrobial treatment of the interior lumens and hubs of each catheter.

      The Company's critical care product line also includes the implantable constant flow drug delivery pumps and a broad line of implantable vascular access ports used for the infusion of certain drugs over an extended period of time to treat cancer, other chronic diseases and chronic pain. The implantable pumps are used for the administration of the chemotherapy drug, 2-deoxy 5-fluorouridine ("FUDR") for the treatment of liver cancer, for the administration of morphine to treat malignant or benign intractable pain and for the administration of Baclofen, a drug used for the treatment of spasticity.

      The Company also meets the needs of critical care physicians by manufacturing and marketing custom tubing sets to connect central venous catheters to blood pressure monitoring devices and drug infusion systems.

      On September 1, 1999, the Company continued the expansion of its critical care product line with the acquisition of Sometec, S.A., a French development company. The technology acquired from Sometec allowed the Company to introduce a non-invasive esophageal ultrasound probe that


                                       (2)
continuously measures descending aortic blood flow. This product, the HemoSonic(TM) 100, provides an innovative, ultrasound-based approach to hemodynamic monitoring. Where appropriate, the Company plans to continue to complement its internal research and development efforts with similar acquisitions and collaborative arrangements.

      Arrow's cardiac care products accounted for 17.3%, 18.6% and 16.4% of net sales in fiscal 2000, 1999 and 1998, respectively. These products include cardiac assist products, such as intra-aortic balloon pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. In May 2000, the Company announced two new cardiac assist products expanding its intra-aortic balloon pump (IABP) and catheter product offerings. The Company introduced an advanced automatic intra-aortic balloon pump, the AutoCAT(TM), which features AutoPilot(TM), a mode of operation that automatically selects operating parameters for optimal cardiac assist. The AutoCAT(TM) continuously monitors and selects the best signal from multiple electrocardiogram and arterial pressure sources to automatically adjust balloon inflation and deflation timing points. Other currently available pumps require manual intervention on the part of the clinician to switch signal sources and initiate balloon timing. The Company in May 2000 also began distribution of a new high performance 8 French intra-aortic balloon catheter outside of the U.S. This balloon catheter, the Ultra 8(TM), is configured to enable it to be introduced through standard 8 French Cath Lab sheaths used for therapeutic interventions as well as through a separate balloon sheath. The Ultra 8(TM) provides faster inflation and deflation times than competitive catheters and has a larger central lumen that reduces the potential for aortic pressure waveform dampening and facilitates placement over standard size springwire guides. Other cardiac care products include electrophysiology products, which are used primarily to map the electrical signals which activate the heart; the Berman(TM) Angiographic Catheter, which is used for pediatric cardiac angiographic procedures; and other cardiac care products, such as the Super Arrow-Flex(TM) sheath, which provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system.

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

      In fiscal 2000, 1999 and 1998, 64.0%, 64.1% and 64.9%, respectively, of the Company's net sales were to U.S. customers. In this market, approximately 77.0% of the Company's fiscal 2000 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors.

      Internationally, the Company sells its products through eleven direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic and Slovakia. As of November 1, 2000, independent distributors in 87 additional countries service the remainder of the world.

      To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and a 65,000 square foot manufacturing and research facility in the Czech Republic. In fiscal 2001, the Company plans to begin construction of additional manufacturing space at its facility in the Czech Republic, which, when complete, will double manufacturing capacity at that facility. The Company will also lease additional manufacturing space in Mexico during fiscal 2001.


                                       (3)

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

      Rapid growth in U.S. health care costs, coupled with a lack of access by some U.S. citizens to adequate health care, has resulted in numerous legislative initiatives in the U.S. Congress during the last several years. While none of these initiatives have to date resulted in substantive legislation, the intent of these initiatives was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. The increased emphasis in the U.S. on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company presently believes that this emphasis has increased the importance of competitive prices and may continue to reduce the U.S. growth rate for certain of the Company's products. The Company anticipates that Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company continues to face pricing pressures in certain product lines in European markets as governments strive to curtail increases in health care costs. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. The Company continues attempts to mitigate these forces through ongoing cost reduction programs. No assurance can be given that any such reforms will not have a material adverse effect on the medical device industry in general, or the Company in particular.

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

      Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac assist with the acquisition of Kontron Instruments and supplemented this acquisition with its acquisition of the cardiac assist division of C.R. Bard, Inc. The Company's acquisition of Therex, augmented by its acquisition of the Strato/Infusaid implantable constant flow drug delivery pump product line, provided


                                       (4)
it with a product offering of implantable drug delivery devices. The Company's acquisition of Sometec enabled it to introduce to the market its innovative ultrasound hemodynamic monitoring device.

      Research and development expenses totaled $19.8 million (6.2% of net sales), $20.3 million (6.9% of net sales) and $18.4 million (7.1% of net sales) in fiscal 2000, 1999 and 1998, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

      In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term Left Ventricular Assist System ("LVAS"). Although LVASs are currently used to provide short-term cardiac assist to patients awaiting heart transplants, the Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient ventricular heart function. In contrast to currently marketed LVASs, the LionHeart(TM), the LVAS currently under development by the Company, is not intended as a bridge to heart transplant, but is designed, upon receipt of necessary regulatory approvals, to serve as a long-term cardiac assist device for certain patients. The LionHeart(TM) has been in development for over fifteen years and has undergone extensive preclinical studies and testing. The LionHeart(TM) is electrically driven by a wearable battery pack transmitting power non-invasively through the skin to an implanted receiving coil that maintains a charge in batteries incorporated into the device. These implanted batteries are capable of maintaining LVAS function for approximately 45 minutes without the aid of any external power source. In fiscal 1997, the Company began long-term durability testing of the LionHeart(TM), which must be satisfactorily completed before Phase I human clinical trials under an Investigational Device Exemption ("IDE") can be commenced in the U.S. The U.S. Food and Drug Administration is currently considering the Company's request to begin Phase I human clinical trials of the LionHeart(TM) under an IDE. The Company conducted animal trials in fiscal 1999. On October 26, 1999, the Company announced the first human implant in Europe of the LionHeart(TM). The LionHeart(TM) was introduced to the medical community at large on November 7, 1999 at the Heart Association Meeting in Atlanta, GA. Six additional LionHeart(TM)'s were implanted in Europe during fiscal 2000. A total of ten patients have been implanted with the LionHeart(TM) as of November 1, 2000.

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

      In recent years, the Company had conducted research to determine whether the use of microwave energy catheters for the ablation of cardiac tissue responsible for ventricular tachycardia represented a potentially more effective treatment for ventricular tachycardia than currently marketed radio frequency ablation catheters. Based on the results of this research, the Company elected to discontinue this research program during fiscal 2000. The Company is currently evaluating technological feasibility of liver ablation using this technology.

      During the fourth quarter of fiscal 2000, the Company received approval to begin separate U.S. and European trials of the Company's Percutaneous Thrombolytic Device for the treatment of deep vein thrombosis. Both trials are expected to commence in early fiscal 2001.

      There can be no assurance that the FDA or any foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products.


                                       (5)

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

      Patents, Trademarks, Proprietary Rights and Licenses

      Arrow believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. Arrow currently holds numerous U.S. patents and patent applications, as well as several foreign patents and patent applications which relate to aspects of the technology used in certain of the Company's products, including its radial artery catheter, percutaneous sheath introducer, interventional diagnostic catheter products, left ventricular assist device, and esophageal ultrasound probe jacket. There can be no assurance that patent applications filed by the Company will result in the issuance of patents or that any patents owned by or licensed to the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by others.

      In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its Arrow-Howes(TM) Multi-Lumen Catheters and antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. The Company has in the past granted rights in certain patents relating to its Arrow-Howes(TM) Multi-Lumen Catheters to others in consideration for royalty payments. All of the existing patents owned by or licensed to the Company relating to its major products expire after November 2001.

      From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. The Company is currently a party to two unrelated lawsuits involving alleged infringement by third parties of patents owned by the Company relating to its IAB catheter and constant flow delivery pump products. The Company is also a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by a third party. Based upon information presently available to the Company, the Company believes it has valid and enforceable legal rights and/or adequate legal defenses with respect to these actions. Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any one or more of these actions would materially adversely effect the Company's reported results of operations in any future period cannot be predicted with certainty.

      Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW(R) and certain other trademarks.


                                       (6)

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


                                       (7)

      Environmental Compliance

      The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storing and disposal of materials, which are classified as hazardous. In 1991, the U.S. Environmental Protection Agency ("EPA") made a formal request to the Company for information about wastes which may have been disposed of at a landfill site ("Site") located near Reading, Pennsylvania. The Company has been involved with the Site located in the Reading, Pennsylvania area. The Site, which was closed in 1986, is a former municipal waste disposal landfill that was added to the National Priorities List ("NPL"), as authorized by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), in 1989. In 1997, the EPA advised the Company that the agency regarded the Company to be a potentially responsible party ("PRP") with respect to environmental contamination associated with the Site. In 1998, EPA advised the Company that the agency regarded the Company to be a de minimis party (a party whose alleged contribution of waste materials to the Site is minimal in terms of volume and toxicity), and was eligible for a de minimis settlement under CERCLA. In January 2000, this matter was settled by the Company without any material adverse effect on the business, financial condition or results of operations of the Company. To the Company's knowledge, no further action has been taken by EPA against the Company and none is anticipated.

      In a separate matter, in June 1989, the Company was notified that it was among the PRPs under CERCLA for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility. The Company was notified by the EPA in September 1995 of the means by which it may resolve its alleged liability with respect to the conduct of a remedial investigational feasibility study at this facility and of the opportunity to participate with other small waste contributors to this facility in a de minimis settlement which the EPA believes is likely to be appropriate for this facility. In December 1995, the Company indicated its interest in entering into such a de minimis settlement, and this case has not been active since such date insofar as it involves the Company.

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

      Employees

      As of November 1, 2000, Arrow had 2,817 full-time employees. All of the Company's hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in September 2003. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.


                                       (8)

      Executive Officers

      The executive officers of the Company and their ages and positions as of November 1, 2000 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

      Name                     Age       Current Position
      ----                     ---       ----------------

      Marlin Miller, Jr.       68        Chairman and Chief Executive Officer

      Philip B. Fleck          56        President and Chief Operating Officer

      Paul L. Frankhouser      55        Executive Vice President

      Frederick J. Hirt        52        Vice President-Finance, Chief Financial
                                          Officer and Treasurer

      T. Jerome Holleran       64        Secretary

      Thomas D. Nickel         61        Vice President-Regulatory Affairs
                                          and Quality Assurance

      Scott W. Hurley          42        Controller

      Mr. Miller has served as Chief Executive Officer and a director of the Company since it was founded in 1975. He served as President from 1975 to January 20, 1999. Mr. Miller is also President and a director of Arrow Precision Products, Inc. ("Precision"), a corporation controlled by principal shareholders of the Company. Precision is in the process of liquidation and, in fiscal 2000, Mr. Miller devoted none of his time to Precision. He is a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

      Mr. Fleck has served as President since January 1999. From June 1994 to January 1999, he served as Vice President - Research and Manufacturing of the Company. From 1986 to June 1994, Mr. Fleck served as Vice President - Research and Engineering of the Company. From 1975 to 1986, Mr. Fleck served as Engineering Manager of the Company.

      Mr. Frankhouser has served as Executive Vice President since January 1999. He served as Vice President-Marketing of the Company from 1986 until January 1999. From 1980 to 1986, Mr. Frankhouser served as Manager of Marketing of the Company.

      Mr. Hirt has served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company since August 1998. Prior to joining the Company, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., from 1980 to 1998, where he most recently served as Vice President, Accounting and Reporting.


                                       (9)

      Mr. Holleran has served as Secretary and a director of the Company since its founding in 1975 and, until September 1997, also served as a Vice President. From July 1996, Mr. Holleran served as President and Chief Executive Officer of Precision Medical Products, Inc., a former subsidiary of Precision, which manufactures and markets certain non-catheter medical products and was sold on August 29, 1997 to certain employees of Precision, including Mr. Holleran. He is now the Chairman and Chief Executive Officer of Precision Medical Products, Inc. From February 1986 to September 1997, Mr. Holleran was also Vice President, Chief Operating Officer and a director of Precision. From 1991 to 1996, Mr. Holleran served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products, until the sale in June 1996 of a portion of the Endovations business to the Company and the remainder to an unrelated third party.

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

      Other major properties owned by the Company include a 165,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and a 65,000 square foot manufacturing and research facility in the Czech Republic, at which, as discussed under "Business: Sales and Marketing," the Company plans to commence construction of additional space in fiscal 2001.

      In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts, a 12,000 square foot manufacturing facility in Walpole, Massachusetts, and a 7,700 square foot sales office and distribution center in Woburn, Massachusetts. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain and Greece, sales office space in Mexico and warehouse space in California.

      The Company considers all of its facilities to be in good condition and adequate to meet the present and reasonably foreseeable needs of the Company.

Item 3. LEGAL PROCEEDINGS:

      The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and, except as set forth under "Business: Patents, Trademarks, Regulatory Rights and Licenses", that the ultimate outcome of these actions would not have a material adverse effect on the Company's business, financial condition or results of operations.


                                      (10)

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

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

Quarter Ended                    High            Low          Dividends
=============                 =========================================

August 31, 2000                 37.1250        31.8750         $.060
May 31, 2000                    39.6250        28.5625          .060
February 29, 2000               39.5000        25.8750          .060
November 30, 1999               30.0625        23.7500          .055

August 31, 1999                 29.7500        25.1875         $.055
May 31, 1999                    26.0000        18.8750          .055
February 28, 1999               31.3750        24.1250          .055
November 30, 1998               30.8750        23.0000          .050

      As of November 1, 2000, there were approximately 681 registered shareholders of the Company's common stock.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data for the years ended August 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 2000 and 1999 and for each of the three years in the period ended August 31, 2000, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere herein. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere herein.


                                      (11)

                                                  2000        1999         1998         1997       1996
                                               ---------   ---------    ---------   ---------   ---------
                                                        (In thousands, except per share amounts)
Consolidated Statement of Income Data:

Net sales                                      $ 320,340   $ 295,946    $ 260,890   $ 245,889   $ 229,945
Cost of goods sold                               150,423     139,241      114,072     110,811     107,272
     Gross profit                                169,917     156,705      146,818     135,078     122,673
Operating expenses
     Research, development and engineering        19,771      20,335       18,393      15,871      14,106
     Selling, general, and administrative         75,231      71,431       62,956      57,444      54,154
     Special charges*                              3,320      12,819       36,249          --          --
       Total operating expenses                   98,322     104,585      117,598      73,315      68,260
Operating income                                  71,595      52,120       29,220      61,763      54,413
Other expenses (income), net                       2,145      (3,221)       1,638       2,031       2,300
Income before income taxes                        69,450      55,341       27,582      59,732      52,113
Provision for income taxes                        23,266      19,646       19,010      22,997      19,282
                                               ---------   ---------    ---------   ---------   ---------

Net income                                     $  46,184   $  35,695    $   8,572   $  36,735   $  32,831
                                               =========   =========    =========   =========   =========

Basic earnings per common share                $    2.06   $    1.54    $    0.37   $    1.58   $    1.41
                                               =========   =========    =========   =========   =========

Diluted earnings per common share              $    2.05   $    1.54    $    0.37   $    1.58   $    1.41
                                               =========   =========    =========   =========   =========

Cash dividends per common share                $    .235   $    .215    $    .195   $    .175   $    .155

Weighted average common shares
   outstanding                                    22,451      23,195       23,225      23,227      23,230

Balance Sheet Data:

Working capital                                $  90,050   $ 107,901    $  98,826   $  81,460   $  55,086
Total assets                                     385,814     358,333      324,116     320,373     299,421
Notes payable and current maturities of
     long-term debt                               60,481      33,272       30,252      24,653      34,001
Long-term debt, excluding current maturities         900      11,105       11,686      12,043      15,988
Shareholders' equity                             285,204     278,167      247,868     245,917     219,773

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

                              Results of Operations

The following table presents for the three years ended August 31, 2000 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period percentage changes in the dollar amounts of the respective line items.

                                                                      Period-to-Period
                                   Percentage of Net Sales            Percentage Change
                                 ---------------------------    ----------------------------
                                    Year ended August 31,        2000       1999       1998
                                 ---------------------------      vs         vs         vs
                                  2000      1999       1998      1999       1998       1997
                                 ------    ------     ------    ------     ------     ------
Net sales                         100.0%    100.0%     100.0%      8.2%      13.4%       6.1%
Gross profit                       53.0      53.0       56.3       8.4        6.7        8.7
Operating expenses:
     Research, development and
          engineering               6.2       6.9        7.1      (2.8)      10.6       15.9
     Selling, general and
          administrative           23.5      24.2       24.1       5.3       13.5        9.6
     Special charges                1.0       4.3       13.9     (74.1)     (64.6)     100.0
                                 ------    ------     ------    ------     ------     ------
Operating income                   22.3      17.6       11.2      37.4       78.4      (52.7)
Other expenses (income), net        0.6      (1.1)       0.6    (166.6)         *          *
Income before income taxes         21.7      18.7       10.6      25.5      100.6      (53.8)
Provision for income taxes          7.3       6.6        7.3      18.4        3.3      (17.3)
                                 ------    ------     ------    ------     ------     ------
Net income                         14.4      12.1        3.3      29.4      316.4      (76.7)

* Not a meaningful comparison


                                      (13)

Fiscal 2000 Compared to Fiscal 1999

Net sales increased by $24.4 million, or 8.2%, to $320.3 million in fiscal 2000 from $295.9 million in fiscal 1999. Net sales represent gross sales invoiced to customers, less certain related charges, including freight costs, discounts, returns and other allowances. Sales of critical care products increased 9.9% to $264.8 million from $241.0 million in fiscal 1999, due primarily to increased shipments of central venous and special catheters. Sales of cardiac care products increased 1.0% to $55.5 million from $54.9 million in fiscal 1999, due primarily to increased shipments of intra-aortic balloon ("IAB") pump products. International sales increased by $11.0 million, and represented 36.0% of net sales in fiscal 2000, compared to 35.2% in the prior year, principally as a result of growth in shipments of central venous catheter products and IAB pump and catheter products. The percentage of net sales attributable to the Company's direct sales force decreased in fiscal 2000 to approximately 73.4% compared to approximately 75.1% in fiscal 1999.

Gross profit increased 8.4% to $169.9 million in fiscal 2000 from $156.7 million in fiscal 1999 due primarily to increased sales volume. As a percentage of net sales, gross profit was 53.0% in both fiscal 2000 and 1999.

Research, development and engineering expenses in fiscal 2000 decreased by 2.8% to $19.8 million from $20.3 million in fiscal 2000. As a percentage of net sales, these expenses decreased to 6.2% in fiscal 2000, compared to 6.9% in fiscal 1999, due primarily to decreased spending in the development of experimental and custom products.

Selling, general and administrative expenses increased by 5.3% to $75.2 million during fiscal 2000 from $71.4 million in the previous year, and were 23.5% of net sales in fiscal 2000 compared to 24.2% in fiscal 1999. The increase was due primarily to increased amortization expense related to the Company's acquisition of Sometec, S.A. in September 1999 and the cardiac assist division of C.R. Bard, Inc. in December 1998.

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. (see Note 3 of Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated


                                      (14)
cash flows resulting from commercially viable products discounted to present value using a risk-adjusted after-tax discount rate of 22%. The research and development costs from these projects have commenced. Some cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4.1 million ($2.7 million after tax or $.12 per basic and diluted common share) related to the purchase of in-process IAB and pump research and development as part of the Company's acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with Statement of Financial Accounting Standards ("FAS") No. 2, "Accounting for Research and Development Costs" and FASB Interpretation No. 4, "Applicability of FAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects commenced within a year of the acquisition date.

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

Principally due to the above factors, operating income increased 37.4% to $71.6 million in fiscal 2000 from $52.1 million in fiscal 1999.

Other expenses (income), net, decreased to $2.1 million of expense in fiscal 2000 from $(3.2) million of income in fiscal 1999, due primarily to larger foreign exchange gains in fiscal 1999 and higher interest expense in fiscal 2000. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Aggregate foreign exchange gains in fiscal 2000 were $0.1 million and in fiscal 1999 were $4.4 million, including losses relating to foreign currency contracts of less than $0.1 million in fiscal 2000 and gains of $0.7 million in fiscal 1999.


                                      (15)

As a result of the factors discussed above, income before income taxes increased in fiscal 2000 by 25.5% to $69.5 million from $55.3 million in fiscal 1999. In fiscal 2000, the Company reduced its annual effective tax rate to 33.5% from 35.5% in fiscal 1999 due to final disposition of tax audits.

Net income in fiscal 2000 increased by 29.4% to $46.2 million from $35.7 million in fiscal 1999. As a percentage of net sales, net income represented 14.4% in fiscal 2000 compared to 12.1% in the previous year. During the third quarter of fiscal 2000, the Company completed a study of its fixed asset lives. The study indicated that actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of property, plant and equipment, effective March 1, 2000. The majority of the change in depreciation related to manufacturing equipment. The change in depreciation expense related to manufacturing equipment was included in inventory value and is being recognized as the inventory is sold; the change in depreciation expense related to non-manufacturing assets is reflected in operating expenses. This change in estimated fixed asset lives resulted in decreased depreciation expense of $1.9 million and increased net income of $0.6 million for fiscal 2000. Basic and diluted earnings per common share increased by $.02 as a result of this change.

Basic earnings per common share increased to $2.06 in fiscal 2000 from $1.54 per share in fiscal 1999. Diluted earnings per common share increased to $2.05 in fiscal 2000 from $1.54 per share in fiscal 1999. Weighted average common shares outstanding decreased to 22,450,581 in fiscal 2000 from 23,195,115 in fiscal 1999 as a result of the Company's previously announced share repurchase program, which remains in effect.

Fiscal 1999 Compared to Fiscal 1998

Net sales increased by $35.0 million, or 13.4%, to $295.9 million in fiscal 1999 from $260.9 million in fiscal 1998. Sales of critical care products increased 10.5% to $241.0 million from $218.1 million in fiscal 1998, due primarily to increased shipments of tubing products resulting from the Company's acquisition of Medical Parameters, Inc. ("MPI") in August 1998, an increase in unit shipments of central venous catheters, including increased shipments of ARROWg+ard(TM) Blue(R) antiseptic surface treated catheter products and increased shipments of percutaneous thrombectomy devices ("PTD"). Sales of cardiac care products increased 28.4% to $54.9 million from $42.8 million in the previous year, due primarily to increased shipments of IAB pump and catheter products. International sales increased by $12.9 million, and represented 35.2% of net sales, in fiscal 1999, compared to 35.0% in the prior year, principally as a result of growth in shipments of IAB pump and catheter products as well as multi-lumen catheters. The percentage of net sales attributable to the Company's direct sales force increased in fiscal 1999 to approximately 75.1% compared to approximately 74.1% in fiscal 1998.

Gross profit increased 6.7% to $156.7 million in fiscal 1999 from $146.8 million in fiscal 1998. As a percentage of net sales, gross profit decreased to 53.0% in fiscal 1999 from 56.3% in the prior year, due primarily to higher manufacturing costs related to the Company's IAB products, worldwide pricing pressures in certain market and product sectors, and a less profitable product mix.


                                      (16)

Research, development and engineering expenses in fiscal 1999 increased by 10.6% to $20.3 million from $18.4 million in fiscal 1998. As a percentage of net sales, these expenses decreased to 6.9% in fiscal 1999, compared to 7.1% in fiscal 1998. These expenses increased primarily as a result of increased development, regulatory and clinical trial activity related to the LionHeart(TM), the Company's left ventricular assist system, new clinical studies related to the Company's ARROWg+ard(R) Plus and PAC research programs and additional engineering expense related to the acquisition of the cardiac assist division of C.R. Bard, Inc.

Selling, general and administrative expenses increased by 13.5% to $71.4 million during fiscal 1999 from $63.0 million in the previous year, and were 24.2% of net sales in fiscal 1999 compared to 24.1% in fiscal 1998. The increase was due primarily to additional expenses related to the operations of MPI and to the aforementioned acquisition of the cardiac assist division of C.R. Bard, Inc.

In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4.1 million ($2.7 million after tax or $.12 per basic and diluted common share) related to the purchase of in-process IAB and pump research and development as part of the Company's acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with Statement of Financial Accounting Standards ("FAS") No. 2, "Accounting for Research and Development Costs" and FASB Interpretation No. 4, "Applicability of FAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects commenced within a year of the acquisition date.

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


                                      (17)

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


                                      (18)

Liquidity and Capital Resources

For fiscal 2000, net cash provided by operations was $56.8 million, an increase of $0.2 million from the prior year. Accounts receivable, net of the allowance for doubtful accounts, increased by $3.3 million for fiscal 2000, compared to a $5.4 million increase in the prior year. Accounts receivable, measured in days sales outstanding, decreased to 84 days at August 31, 2000, from 87 days at August 31, 1999, due principally to increased collection efforts of the Company. Inventories increased by $8.0 million in fiscal 2000 as compared to an increase of $5.6 million in fiscal 1999, due principally to the product launch of the Company's new HemoSonic(TM) 100 hemodynamic monitoring system.

Net cash used in the Company's investing activities decreased to $38.0 million in fiscal 2000 from $48.9 million in the prior year. Fiscal 1999 includes the acquisition of the cardiac assist division of C.R. Bard, Inc. in the first quarter for $27.9 million. Fiscal 2000 includes the acquisition of Sometec, S.A. in the first quarter for $11.0 million, net of cash acquired. Capital expenditures increased to $21.1 million in fiscal 2000 from $19.3 million in fiscal 1999 due to expenditures related to development of internal-use software.

Net cash used by financing activities increased to $18.3 million in fiscal 2000, compared to $8.4 million in fiscal 1999. This change resulted principally from the Company's open market purchase of up to 1 million shares of its common stock pursuant to its previously announced share repurchase program. On April 6, 2000, the Company announced approval by the Company's Board of Directors to extend this program by purchasing on the open market up to an additional one million shares of its common stock. For the year ended August 31, 2000, the Company expended $32.5 million to fund the repurchase of a total of 1,058,500 shares of its common stock pursuant to this program. As of November 1, 2000, the Company had repurchased a total of 1,223,400 shares under this program for approximately $36.6 million.

As the Company had U.S. bank credit facilities providing a total of $65.0 million in available revolving credit for general business purposes, of which $23.1 million remained unused. In addition, certain of the Company's foreign subsidiaries have revolving credit facilities totaling the U.S. dollar equivalent of $24.2 million, of which $14.0 million remained unused as of August 31, 2000. Combined borrowing under these credit facilities increased $19.3 million and $3.1 million during the years ended August 31, 2000 and 1999, respectively, primarily to finance the purchase of the Company's common stock pursuant to its share repurchase program. Under the U.S. credit facilities the Company is required to maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a working capital ratio of 1.25 to 1 or greater. At August 31, 2000, the Company was in compliance with all its lending agreements and covenants.

During fiscal 2000, 1999 and 1998, the percentage of the Company's sales invoiced in currencies other than the U.S. dollar was 24.2%, 23.8% and 24.7%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 1, 2000, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $6.7 million mature at various dates through December 2000. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.


                                      (19)

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

As part of the Company's purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company committed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation. Payments pursuant to the commitment in the amount of $3.5 million are expected to be made in fiscal 2001 and $1.5 million in fiscal 2002.

On October 3, 2000, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity at its existing manufacturing and research facility in the Czech Republic. The approved spending includes amounts required for construction of the additional space as well as all equipment required to meet production needs at such space.

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

New Accounting Standards:

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by FAS 137) establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The statement requires recognition of derivatives in the Statement of Financial Position, measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for, depending on the intended use of the derivative and whether it qualifies for hedge accounting.

The Company will adopt the standard, effective September 1, 2000. The transition adjustment resulting from implementation of this new standard will not have a material effect on the Company as this statement retains the provisions of Statement of Accounting Standards No. 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting. The Company does not use hedge accounting.

On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.


                                      (20)

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

      The Company's objective in managing its exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments, and anticipated foreign currency revenues to meet these objectives. The contracts involve the Japanese yen and other foreign currencies. The gains and losses on these contracts offset changes in the value of the related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent true exposures exist. The Company does not enter into foreign currency transactions for speculative purposes.

      The fair value of all foreign currency forward exchange contracts outstanding at August 31, 2000 was less than $0.1 million, which does not represent the Company's annual exposure. The following analysis estimates the sensitivity of the fair value of all foreign currency forward exchange contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2000 and 1999 as follows:

                                             Fair Value of Foreign Currency
                                               Forward Exchange Contracts
                                               --------------------------
                                                     (in millions)
                                          August 31, 2000     August 31, 1999
                                          ---------------     ---------------

      10% adverse rate movement               $ (1.1)             $ (1.5)
      At August 31st rates                        --                 (.3)
      10% favorable rate movement                 .8                  .7

      Any gains and losses on the fair value of forward contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above analysis.

      Additional Quantitative and Qualitative disclosures about market risk (e.g., interest rate and foreign currency exchange risk) are set forth in note 14 to the Company's Consolidated Financial Statements contained herein under
Item 14(a)(1).


                                      (21)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 (a) (1) and (2).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

      Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

      Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2001 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein in Part I under the caption "Executive Officers".

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


                                      (22)

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:

      (a) (1) The following financial statement schedule of the Company is filed as part of this Form 10-K.

                                                                           Page
                                                                           ----

          Report of Independent Accountants                                 25

          Consolidated Balance Sheets at
          August 31, 2000 and 1999                                         26,27

          Consolidated Statements of Income
          for the years ended August 31, 2000,
          1999 and 1998                                                     28

          Consolidated Statements of Comprehensive
          Income for the years August 31, 2000,
          1999 and 1998                                                     29

          Consolidated Statements of Cash Flows
          for the years ended August 31, 2000,
          1999 and 1998                                                    30,31

          Consolidated Statements of Changes in Shareholders' Equity
          for the years ended August 31, 2000, 1999 and 1998               32-34

          Notes to Consolidated Financial Statements                       35-57

      (a) (2) The following financial statement schedule of the Company is filed as part of this Form 10-K:

                                                                           Page
                                                                           ----

      2. Schedule II - Valuation and Qualifying Accounts                    58

      Other statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

      (a) (3) See Exhibit Index on pages 59 through 68 hereof for a list of the Exhibits filed or incorporated by reference as part of this report.

      (b) Reports on Form 8-K:

          None


                                      (23)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ARROW INTERNATIONAL, INC.


                                       By: /s/ Frederick J. Hirt
                                           -------------------------------------
                                           Frederick J. Hirt
                                           Chief Financial Officer,
                                           Vice President-Finance and Treasurer

Dated: November 22, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                          Title                    Date
        ----------                          -----                    ----

/s/ Marlin Miller, Jr.              Director, Chairman and     November 22, 2000
-----------------------------       Chief Executive Officer
(Marlin Miller, Jr.)                (Principal Executive
                                    Officer)

/s/ Raymond Neag                    Director                   November 22, 2000
-----------------------------
(Raymond Neag)

/s/ Frederick J. Hirt               Chief Financial Officer,   November 22, 2000
-----------------------------       Vice President -
(Frederick J. Hirt)                 Finance and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)

/s/ John H. Broadbent, Jr.          Director                   November 22, 2000
-----------------------------
(John H. Broadbent, Jr.)

/s/ T. Jerome Holleran              Director, Secretary        November 22, 2000
-----------------------------
(T. Jerome Holleran)

/s/ Richard T. Niner                Director                   November 22, 2000
-----------------------------
(Richard T. Niner)

/s/ George W. Ebright               Director                   November 22, 2000
-----------------------------
(George W. Ebright)

/s/ Alan M. Sebulsky                Director                   November 22, 2000
-----------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski                  Director                   November 22, 2000
-----------------------------
(John E. Gurski)

/s/ Carl G. Anderson, Jr.           Director                   November 22, 2000
-----------------------------
(Carl G. Anderson, Jr.)

/s/ R. James Macaleer               Director                   November 22, 2000
-----------------------------
(R. James Macaleer)


                                      (24)

                        Report of Independent Accountants

To the Board of Directors and
Shareholders of Arrow International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position Arrow International, Inc. and its subsidiaries (the "Company") at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed the index appearing under Item 14(a)(2) on page 23 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 29, 2000


                                      (25)

                            ARROW INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                        August 31,
                                                                  ----------------------
                                                                    2000         1999
                                                                  ---------    ---------
ASSETS

Current assets:
  Cash and cash equivalents                                       $   3,959    $   3,939
  Accounts receivable, less allowance for doubtful accounts
      of $1,012 and $832 in 2000 and 1999, respectively              73,796       70,467
  Inventories                                                        82,801       74,809
  Prepaid expenses and other                                         15,964       16,243
  Deferred income taxes                                               3,131        2,018
                                                                  ---------    ---------
      Total current assets                                          179,651      167,476
                                                                  ---------    ---------

Property, plant and equipment:
  Land and improvements                                               5,582        5,628
  Buildings and improvements                                         77,194       75,659
  Machinery and equipment                                           127,120      101,921
  Construction-in-progress                                           13,520       21,731
                                                                  ---------    ---------
                                                                    223,416      204,939
Less accumulated depreciation                                      (101,976)     (88,005)
                                                                  ---------    ---------
                                                                    121,440      116,934
                                                                  ---------    ---------

Goodwill, net of accumulated amortization of $9,432
  and $7,154 in 2000 and 1999, respectively                          38,879       35,698
Intangible and other assets, net of accumulated amortization of
  $12,149 and $8,745 in 2000 and 1999, respectively                  41,270       33,487
Deferred income taxes                                                 4,574        4,738
                                                                  ---------    ---------

      Total assets                                                $ 385,814    $ 358,333
                                                                  =========    =========

                 See notes to consolidated financial statements

                                    Continued


                                      (26)

                            ARROW INTERNATIONAL, INC.

                      (In thousands, except share amounts)

                                                                        August 31,
                                                                  ----------------------
                                                                    2000         1999
                                                                  ---------    ---------

LIABILITIES

Current liabilities:
  Current maturities of long-term debt                            $   8,400    $     470
  Notes payable                                                      52,081       32,802
  Accounts payable                                                    8,151       10,028
  Cash overdrafts                                                     1,195          394
  Accrued liabilities                                                 9,316        8,707
  Accrued compensation                                                8,049        6,223
  Accrued income taxes                                                2,409          951
                                                                  ---------    ---------
      Total current liabilities                                      89,601       59,575

Long-term debt                                                          900       11,105
Accrued postretirement benefit obligation                            10,109        9,486

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  5,000,000 shares authorized;
  none issued                                                            --           --
Common stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares in
  2000 and 1999                                                      45,661       45,661
Retained earnings                                                   291,870      250,931
  Less treasury stock at cost:
      4,477,910 and 3,420,970 shares
      in 2000 and 1999, respectively                                (45,092)     (12,618)
Accumulated other comprehensive (expense)                            (7,235)      (5,807)
                                                                  ---------    ---------

      Total shareholders' equity                                    285,204      278,167
                                                                  ---------    ---------

      Total liabilities and shareholders' equity                  $ 385,814    $ 358,333
                                                                  =========    =========

                 See notes to consolidated financial statements


                                      (27)

                            ARROW INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)

                                                       for the years ended August 31,
                                                 --------------------------------------------
                                                     2000            1999            1998
                                                 ------------    ------------    ------------
Net sales                                        $    320,340    $    295,946    $    260,890
Cost of goods sold                                    150,423         139,241         114,072
                                                 ------------    ------------    ------------
     Gross profit                                     169,917         156,705         146,818
                                                 ------------    ------------    ------------

Operating expenses:
   Research, development and engineering               19,771          20,335          18,393
   Selling, general and administrative                 75,231          71,431          62,956
   Special charges                                      3,320          12,819          36,249
                                                 ------------    ------------    ------------
                                                       98,322         104,585         117,598
                                                 ------------    ------------    ------------

      Operating income                                 71,595          52,120          29,220
                                                 ------------    ------------    ------------

Other expenses (income):
   Interest expense, net of amount capitalized          2,534           1,328             784
   Interest income                                       (589)           (353)           (456)
   Other, net                                             200          (4,196)          1,310
                                                 ------------    ------------    ------------
                                                        2,145          (3,221)          1,638
                                                 ------------    ------------    ------------
Income before income taxes                             69,450          55,341          27,582

Provision for income taxes                             23,266          19,646          19,010
                                                 ------------    ------------    ------------

      Net income                                 $     46,184    $     35,695    $      8,572
                                                 ============    ============    ============

Basic earnings per common share                  $       2.06    $       1.54    $       0.37
                                                 ============    ============    ============
Diluted earnings per common share                $       2.05    $       1.54    $       0.37
                                                 ============    ============    ============
Cash dividends per common share                  $       .235    $       .215    $       .195
                                                 ============    ============    ============
Weighted average common shares outstanding         22,450,581      23,195,115      23,224,780
                                                 ============    ============    ============

                 See notes to consolidated financial statements


                                      (28)

                            ARROW INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                              for the fiscal years ended August 31,
                                                              -------------------------------------
                                                                2000           1999         1998
                                                              ---------     ---------     ---------
Net income                                                    $  46,184     $  35,695     $   8,572

Other comprehensive income (expense):
   Foreign currency translation adjustments                      (2,605)         (113)       (1,071)
   Unrealized holding gain (loss) on securities, net of tax
        ($(713), $545, and $804, respectively)                    1,177        (1,758)       (1,217)
   Reclassification adjustment for losses included
        in net income, net of tax ($0, $(3,082), and $0,
        respectively)                                                --         5,598            --
                                                              ---------     ---------     ---------

             Other comprehensive income (expense)                (1,428)        3,727        (2,288)
                                                              ---------     ---------     ---------

             Total comprehensive income                       $  44,756     $  39,422     $   6,284
                                                              =========     =========     =========

                 See notes to consolidated financial statements


                                      (29)

                            ARROW INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                        for the years ended August 31,
                                                       --------------------------------
                                                         2000        1999        1998
                                                       --------    --------    --------
Cash flows from operating activities:
   Net income                                          $ 46,184    $ 35,695    $  8,572
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                          14,994      14,772      12,092
   Special charges                                        3,320      12,819      36,249
   Amortization of intangible assets and goodwill         5,937       3,809       4,030
   Amortization of unearned compensation                     --          44         253
   Deferred income taxes                                   (948)     (2,258)     (1,008)
   Unrealized holding loss (gain) on securities            (713)     (2,536)        804
   Other                                                    606         490       1,042
Changes in operating assets and liabilities:
     Accounts receivable                                 (4,206)     (4,217)     (3,785)
     Inventories                                         (9,138)      1,909     (11,405)
     Prepaid expenses and other                          (1,457)     (2,800)     (4,706)
     Accounts payable and accrued liabilities              (988)      1,293       3,296
     Accrued compensation                                 1,891      (1,206)     (3,300)
     Accrued income taxes                                 1,319      (1,201)     (1,009)
                                                       --------    --------    --------
        Total adjustments                                10,617      20,918      32,553
                                                       --------    --------    --------
           Net cash provided by operating activities     56,801      56,613      41,125
                                                       --------    --------    --------

Cash flows from investing activities:
   Capital expenditures                                 (21,053)    (19,264)    (12,685)
   Increase in intangible and other assets               (5,930)     (1,773)     (5,417)
   Cash paid for businesses acquired, net               (11,024)    (27,903)    (21,641)
                                                       --------    --------    --------
           Net cash used in investing activities        (38,007)    (48,940)    (39,743)
                                                       --------    --------    --------

Cash flows from financing activities:
   Increase in notes payable                             19,456       1,726       6,917
   Principal payments of long-term debt,
     including current maturities                          (859)       (110)     (1,233)
   (Decrease) increase in book overdrafts                   801      (1,001)     (4,072)
   Dividends paid                                        (5,195)     (4,872)     (4,413)
   Proceeds from stock options exercised                     50          --          --
   Purchase of treasury stock                           (32,524)     (4,186)        (58)
                                                       --------    --------    --------
           Net cash used in financing activities        (18,271)     (8,443)     (2,859)
                                                       --------    --------    --------

Effects of exchange rate changes on
   cash and cash equivalents                               (503)         57        (147)
Net change in cash and cash equivalents                      20        (713)     (1,624)
Cash and cash equivalents at beginning of year            3,939       4,652       6,276
                                                       --------    --------    --------
Cash and cash equivalents at end of year               $  3,959    $  3,939    $  4,652
                                                       ========    ========    ========

                 See notes to consolidated financial statements

                                    Continued


                                      (30)

                            ARROW INTERNATIONAL, INC.

                                 (In thousands)

                                                        for the years ended August 31,
                                                       --------------------------------
                                                         2000        1999        1998
                                                       --------    --------    --------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                   $  2,534    $  1,328    $    784
Income taxes                                           $ 22,409    $ 24,442    $ 20,412

Supplemental schedule of noncash investing and financing activities:

During 2000, 1999 and 1998, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

Estimated fair value of assets acquired                $ 13,333    $ 30,096    $ 25,258
Cash paid for assets, net of cash acquired,
   of $386, $0, and $0, respectively                     11,024      27,903      21,641
                                                       --------    --------    --------
Liabilities assumed                                    $  2,309    $  2,193    $  3,617
                                                       ========    ========    ========

Cash paid for businesses acquired:
    Working capital                                    $   (876)   $  4,262    $  3,676
    Property, plant and equipment                            54         300         249
    Goodwill, intangible assets and in-process
       research and development                          12,232      23,341      17,716
                                                       --------    --------    --------
                                                       $ 11,410    $ 27,903    $ 21,641
                                                       ========    ========    ========

                 See notes to consolidated financial statements


                                      (31)

                           ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2000, 1999 and 1998

               (In thousands, except share and per share amounts)

                                                                                                            Accumulated Other
                                                                                                     Comprehensive Income (Expense)
                                                                                                     ------------------------------
                                                                                                       Unrealized
                                           Common Stock                         Treasury Stock       Gain (Loss) On    Cumulative
                                     ----------------------    Retained     ----------------------     Marketable      Translation
                                       Shares       Amount     Earnings      Shares       Amount       Securities       Adjustment
                                       ------       ------     --------      ------       ------       ----------       ----------
Balance, August 31, 1999             26,478,813   $  45,661   $  250,931    3,420,970   $  (12,618)    $   465          $ (6,272)

Cash dividends on common
   stock, $.235 per share                                         (5,245)
Purchase of treasury stock                                                  1,058,500      (32,524)
Exercise of stock options                                                      (1,560)          50
Unrealized gain on marketable
   securities, net of taxes ($713)                                                                       1,177
Translation adjustments                                                                                                   (2,605)
Net income                                                        46,184
                                     ----------   ---------   ----------    ---------   ----------     -------          --------

Balance, August 31, 2000             26,478,813   $  45,661   $  291,870    4,477,910   $  (45,092)    $ 1,642          $ (8,877)
                                     ==========   =========   ==========    =========   ==========     =======          ========

                 See notes to consolidated financial statements

                                    Continued


                                      (32)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2000, 1999 and 1998

               (In thousands, except share and per share amounts)





                                           Common Stock                         Treasury Stock        Unearned
                                     ----------------------    Retained     ----------------------     Compen-
                                       Shares       Amount     Earnings      Shares       Amount       sation
                                     ----------   ---------    --------     ---------   ----------     ------
Balance, August 31, 1998             26,478,813   $  45,661   $  220,217    3,254,752   $   (8,432)    $   (44)

Cash dividends on common
   stock, $.215 per share                                         (4,981)
Purchase of treasury stock                                                    166,138       (4,184)
Forfeiture of restricted stock by
   terminated employees                                                            80           (2)
Amortization of unearned
   compensation                                                                                             44
Write-down of impaired marketable
   Equity securities (see Note 2)
Unrealized loss on marketable
   securities, net of taxes ($545)
Translation adjustments
Net income                                                        35,695
                                     ----------   ---------   ----------    ---------   ----------     -------

Balance, August 31, 1999             26,478,813   $  45,661   $  250,931    3,420,970   $  (12,618)    $    --
                                     ==========   =========   ==========    =========   ==========     =======

                                            Accumulated Other
                                     Comprehensive Income (Expense)
                                     ------------------------------
                                       Unrealized
                                     Gain (Loss) On    Cumulative
                                       Marketable      Translation
                                       Securities       Adjustment
                                       ----------       ----------
Balance, August 31, 1998               $ (3,375)        $ (6,159)

Cash dividends on common
   stock, $.215 per share
Purchase of treasury stock
Forfeiture of restricted stock by
   terminated employees
Amortization of unearned
   compensation
Write-down of impaired marketable
   Equity securities (see Note 2)         5,598
Unrealized loss on marketable
   securities, net of taxes ($545)       (1,758)
Translation adjustments                                     (113)
Net income
                                        --------        --------

Balance, August 31, 1999                $   465         $ (6,272)
                                        ========        ========

                 See notes to consolidated financial statements

                                    Continued


                                      (33)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
          continued for the years ended August 31, 2000, 1999 and 1998

               (In thousands, except share and per share amounts)





                                           Common Stock                         Treasury Stock        Unearned
                                     ----------------------    Retained     ----------------------     Compen-
                                       Shares       Amount     Earnings      Shares       Amount       sation
                                     ----------   ---------    --------     ---------   ----------     ------
Balance, August 31, 1997             26,478,813   $  45,603   $  216,173    3,252,687   $   (8,374)    $  (239)

Cash dividends on common
   stock, $.195 per share                                         (4,528)
Purchase of treasury stock                                                      1,085          (38)
Forfeiture of restricted stock by
   terminated employees                                                           980          (20)         20
Amortization of unearned
   compensation                                                                                            175
Tax benefit of compensation
   deduction related to
   Restricted Stock Bonus Plan                           58
Unrealized loss on marketable
   securities, net of taxes ($804)
Translation adjustments
Net income                                                         8,572
                                     ----------   ---------   ----------    ---------   ----------     -------

Balance, August 31, 1998             26,478,813   $  45,661   $  220,217    3,254,752   $   (8,432)    $   (44)
                                     ==========   =========   ==========    =========   ==========     =======

                                            Accumulated Other
                                     Comprehensive Income (Expense)
                                     ------------------------------
                                       Unrealized
                                     Gain (Loss) On    Cumulative
                                       Marketable      Translation
                                       Securities       Adjustment
                                       ----------       ----------
Balance, August 31, 1997               $  (2,158)       $  (5,088)

Cash dividends on common
   stock, $.195 per share
Purchase of treasury stock
Forfeiture of restricted stock by
   terminated employees
Amortization of unearned
   compensation
Tax benefit of compensation
   deduction related to
   Restricted Stock Bonus Plan
Unrealized loss on marketable
   securities, net of taxes ($804)        (1,217)
Translation adjustments                                    (1,071)
Net income
                                       ---------        ---------

Balance, August 31, 1998               $  (3,375)       $  (6,159)
                                       =========        =========

                 See notes to consolidated financial statements

                                    Continued


                                      (34)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies:

General:

Arrow International, Inc. develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical and cardiac care medical procedures. The Company's products are used primarily by anesthesiologists, critical care specialists, surgeons, emergency and trauma physicians, cardiologists, interventional radiologists, electrophysiologists, pain management specialists and other health care providers.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 2000 presentation.

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

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies (Continued):

Property, Plant and Equipment:

Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method ranging from 3 to 35 years. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

During the year ended August 31, 2000, the Company completed a study of its fixed asset lives. The study indicated that actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of property, plant and equipment, effective March 1, 2000. The majority of the change in depreciation related to manufacturing equipment. For the year ended August 31, 2000, the change in depreciation expense related to manufacturing equipment was included in inventory value and will be recognized as the inventory is sold; the change in depreciation expense related to non-manufacturing assets was reflected in operating expenses. This change in estimated fixed asset lives resulted in decreased depreciation expense of $1,859 and increased net income of $595 for the year ended August 31, 2000. Basic and diluted earnings per common share increased by $.02 as a result of this change.

Capitalized Interest:

Interest is capitalized as part of the historical cost of certain property, plant and equipment constructed by the Company for its own use. The amount of interest capitalized is based on a weighted average of the interest rates of outstanding borrowings during the construction period.

Marketable Equity Securities:

Marketable equity securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as accumulated other comprehensive income(expense) within shareholders' equity. The fair market value of securities held at August 31, 2000 and 1999 was $3,940 and $2,050, respectively. The unrealized holding gain was $1,642 at August 31, 2000 and $465 at August 31, 1999.

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

Income Taxes:

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested and amounted to $14,440 and $10,565 at August 31, 2000 and 1999, respectively. No deferred taxes have been provided on these earnings.

Foreign Currency Translation:

During fiscal 2000 and 1999, the Company's foreign subsidiaries used their local currency as the functional currency and translated all assets and liabilities at year-end exchange rates, all income and expense accounts at average rates and recorded adjustments from the translation in accumulated other comprehensive income(expense) within shareholders' equity. Adjustments resulting from the translation of the entities are included in "other income/expense" of the consolidated statements of income. Gains and losses resulting from transactions of the Company and its foreign subsidiaries are included in "other income/expense". Aggregate foreign exchange gains are $126 for the year ended August 31, 2000 and $4,444 and $1,102 for the years ended August 31, 1999 and 1998, respectively.

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

Cost of Start-up Activities:

In the fourth quarter of fiscal 1998, the Company adopted Statement of Position
(SOP) 98-5 "Reporting the Costs of Start-up Activities" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). It requires costs of start-up activities and organization costs to be expensed as incurred. As a result of the adoption, the Company recorded additional expense included in "Special Charges" of $580 ($368 after tax) or less than $.02 per basic and diluted common share.

                                    Continued


                                      (37)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies (Continued):

Computer Software Costs

Effective September 1, 1998, the Company adopted "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). This statement required certain internal-use computer software costs to be capitalized and amortized over the useful life of the asset. Total cost capitalized under this policy were $3,848 and $1,612 for fiscal years ended August 31, 2000 and 1999, respectively.

Research and Development

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.

2. Special Charges:

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,208 after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. (see Note 3 of these Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk

                                    Continued


                                      (38)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

2. Special Charges (Continued):

adjusted after-tax discount rate of 22%. The research and development costs from these projects have commenced. Some cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4,139 ($2,670 after tax or $0.12 per basic and diluted common share) related to the purchase of in-process intra-aortic balloon ("IAB") and pump research and development as part of the Company's acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. The IAB and pumps are class 3 life saving medical devices regulated by the FDA. In accordance with FAS No. 2, "Accounting for Research and Development Costs" and FASB Interpretation (FIN) No. 4, "Applicability of FAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. The value assigned to purchase IAB and pump in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition were reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development projects were in various stages of completion ranging from 50% to 80%. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using risk adjusted discount rates ranging from 29% to 32%. The research and development costs and the net cash inflows from the projects commenced within a year of the acquisition date.

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

                                    Continued


                                      (39)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

3. Business Acquisitions:

On September 1, 1999, the Company completed the acquisition of Sometec, S.A., a French development company that has developed a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow, for $11,024, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $4,791 is being amortized over a period of 20 years. Intangible assets acquired are being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. Pro forma amounts are not presented as this acquisition has no material effect on the Company's results of operations or financial condition.

On December 1, 1998, the Company continued its expansion into the cardiac care market by purchasing the assets of the cardiac assist division of C.R. Bard, Inc., a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump, for $27,903. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $2,448 is being amortized over a period of 25 years. Intangible assets acquired are being amortized over periods ranging from 5 to 20 years. As part of the acquisition, the Company committed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation. Payments pursuant to the commitment in the amount of $3,500 are expected to be made in fiscal 2001 and $1,500 in fiscal 2002. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

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

On November 5, 1997, the Company continued its expansion into the cardiac care market by purchasing the assets of the Cardiac Assist Division of the Boston Scientific Corporation, a manufacturer and marketer of intra-aortic balloon catheters and an intra-aortic balloon pump, for $7,321. The acquisition has been accounted for using the purchase method of accounting. The results of operations are included in the consolidated statements of income from the date of acquisition. For the second and third quarters of the fiscal year ended August 31, 1998, the excess of the purchase price over the estimated fair value of net assets acquired of approximately $5,516 was amortized over a period of 15 years. In the fourth quarter of 1998, the Company reduced the carrying value of this cardiac assist asset (see Note 2, "Special Charges").

Pro forma amounts are not presented as the aforementioned acquisitions had no material effect on the Company's results of operations or financial condition for any of the years presented.

4. Stock Option Plans:

The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996 with amendments thereto approved by the shareholders on January 19, 2000, and the 1999 Stock Incentive Plan (the "1999

                                    Continued


                                      (40)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

4. Stock Option Plans (Continued):

Plan"), which was approved by the shareholders on June 19, 2000. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 150,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 5,000 shares of common stock upon each eligible director's initial election to the Board and the grant of an additional option to purchase 1,500 shares of common stock on the date each year when directors are elected to the Board. The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 2000, 1999 and 1998 fiscal years.

In fiscal 1999 and 1998, options to purchase 481,000 and 180,900 shares, respectively, of the Company's common stock were granted to key employees of the Company pursuant to the 1999 and 1992 Plans. The option price per share ranged from $25.125 to $31.875 in fiscal 1999 and $27.75 to $35 in fiscal 1998. These amounts represent the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and become exercisable at any time once vested.

On January 19, 2000, January 20, 1999 and January 21, 1998, options to purchase 13,500, 2,000 and 6,500 shares, respectively, of the Company's common stock were granted to directors of the Company pursuant to the Directors Plan. The option price per share for the 2000, 1999 and 1998 awards were $34.75, $25.125 and $38.375, respectively, the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and become exercisable at any time once vested.

Stock option activity for the years ended August 31, 2000, 1999 and 1998 is summarized below:

                                Weighted               Weighted                Weighted
                                 Average                Average                 Average
                     Shares     Exercise    Shares     Exercise    Shares      Exercise
                     FY 2000      Price     FY 1999      Price     FY 1998       Price
                    --------    --------   --------    --------    --------    --------
Outstanding at
   September 1       808,300    $  30.38    346,260    $  34.50     174,420    $  37.47
Granted               13,500    $  34.75    483,000    $  27.63     187,400    $  31.95
Exercised             (1,560)   $  31.88          0          --           0          --
Terminated           (17,530)   $  32.31    (20,960)   $  35.10     (15,560)   $  37.17
                    --------               --------                --------
Outstanding at
   August 31         802,710    $  30.40    808,300    $  30.38     346,260    $  34.50
Exercisable at
   August 31         276,578    $  32.73    123,360    $  35.98      74,380    $  36.76

                                    Continued


                                      (41)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

4. Stock Option Plans (Continued):

Stock options outstanding at August 31, 2000 are summarized below:

                                         Weighted         Weighted                  Weighted
                                          Average          Average                   Average
     Range of             Number         Remaining        Exercise      Number      Exercise
   Exercise Prices     Outstanding    Contractual Life     Price     Exercisable      Price
   ---------------     -----------    ----------------    --------   -----------    --------
  $25.125 - $38.375      802,710           7.81 years      $30.40      276,578        $32.73

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

The per share weighted average value of stock options granted in fiscal 2000,1999 and 1998 was $10.51, $10.52 and $13.35, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                      2000              1999             1998
                                    --------         --------          --------

Risk-free interest rate               6.45%            5.09%             6.13%
Dividend yield                        0.66%            0.80%             0.66%
Volatility factor                    27.48%           37.28%            40.00%
Expected lives                      4 years          5 years           5 years

Had compensation expense for stock options granted in fiscal 2000, 1999 and 1998 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of income tax effects, for the years ended August 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                 2000        1999         1998
                                               --------    --------     --------
Net income applicable to common shareholders
As reported                                    $ 46,184    $ 35,695     $  8,572
Pro forma                                      $ 44,848    $ 35,047     $  7,949

Basic earnings per common share
As reported                                    $   2.06    $   1.54     $   0.37
Pro forma                                      $   2.00    $   1.51     $   0.34

Diluted earnings per common share
As reported                                    $   2.05    $   1.54     $   0.37
Pro forma                                      $   1.99    $   1.51     $   0.34

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

                                   (Continued)


                                      (42)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

5. Related Party Transactions:

During fiscal 2000 and 1999, the Company made purchases amounting to $138 and $31, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and Chief Executive Officer and as Secretary and a Director of the Company. In addition, the Company provided certain computer related services to PMP during fiscal 1999 of $3.

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

Rent expense under operating leases totaled $3,915, $4,353 and $3,638 for fiscal years ended August 31, 2000, 1999 and 1998, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

                     Year Ending August 31,                Total
                     ----------------------              ----------
                               2001                       $   3,734
                               2002                           2,995
                               2003                           1,618
                               2004                             769
                               2005                             447
                               Thereafter                       891
                                                          ---------

                                                          $  10,454
                                                          =========

                                    Continued


                                      (43)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

7. Inventories:

Inventories are summarized as follows:

                                                    August 31,
                                                    ----------
                                           2000                      1999
                                       ----------                 ----------
Finished goods                         $   27,706                 $   31,779
Semi-finished goods                        18,742                     12,654
Work-in-process                            10,562                     10,528
Raw materials                              25,791                     19,848
                                       ----------                 ----------

                                       $   82,801                 $   74,809
                                       ==========                 ==========

8. Credit Facilities:

The Company had U.S. bank credit facilities providing a total of $65,000 in revolving credit for general business purposes, of which $41,863 and $24,709 were outstanding at August 31, 2000 and 1999, respectively. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the bank or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2000 and 1999, the weighted average interest rates on short-term borrowings were 5.4% and 5.0%, respectively. At August 31, 2000 and 1999, certain of the Company's foreign subsidiaries had available revolving credit facilities, at market rates of interest, totaling the U.S. dollar equivalent of $24,180 and $23,254, under which $10,218 and $8,093 was outstanding, respectively. Under the U.S. credit facilities, the Company is required to maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a working capital ratio of 1.25 to 1 or greater. At August 31, 2000 and 1999, the carrying amount of short-term borrowings approximated fair value and the Company was in compliance with its lending agreements and covenants.

                                    Continued


                                      (44)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

9. Accrued Compensation:

The components of accrued compensation at August 31, 2000 and 1999 are as follows:

                                               2000              1999
                                           -----------        -----------
Accrued vacation pay                       $     2,876        $     2,823
Accrued payroll                                  3,508              1,991
Accrued productivity plan compensation             836              1,024
Other                                              829                385
                                           -----------        -----------
                                           $     8,049        $     6,223
                                           ===========        ===========

10. Long-Term Debt:

Long-term debt consists of the following:                                              August 31,
                                                                                    2000      1999
                                                                                   -------   -------
Bank note payable in July 2001, plus interest at a quoted fixed rate or at a variable rate based upon LIBOR plus 0.75%. As of August 31, 2000, the interest rate is fixed at 5.55% through January 2001. At August 31, 1999,
the interest rate was fixed at 3.71%.                                              $ 8,060   $ 9,492

Industrial Development Authority Bonds, $3,500 face amount, subject to mandatory annual sinking fund payments of $200 from December 1989 through December 1998;
and $300 from December 1999 through December 2003; plus interest at a variable rate ranging from 3.4% to 6.25% in 2000 and from 2.45% to 4.50%
in 1999.                                                                             1,200     1,500

Bank note payable in monthly installments
of $8 through November 2003, plus interest at a
fixed rate of 1.875%.                                                                   --       431

Interest free loan by the French governmental agency
"Anvar" to Sometec, S.A. for research & development,
due December 31, 2000.                                                                  40        --

Bank note payable in monthly installments
of $6 through October 2001, plus interest at
a fixed rate of 1.50%.                                                                  --       152
                                                                                   -------   -------

Total debt                                                                         $ 9,300   $11,575
Less current maturities                                                              8,400       470
                                                                                   -------   -------

                                                                                   $   900   $11,105
                                                                                   =======   =======

                                    Continued


                                      (45)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

10. Long-Term Debt (Continued):

The Industrial Development Authority Bonds are collateralized by a $1,211 letter of credit and the Company's headquarters, research and development, and manufacturing facility in Reading, PA. The Company also has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $2,952 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were 0.70% per annum at August 31, 2000.

Following is a schedule by year showing maturities of long-term debt for each of the five years in the period ending August 31, 2005:

               Year Ending August 31,                             Total
               ----------------------                           --------
                         2001                                   $  8,400
                         2002                                        300
                         2003                                        300
                         2004                                        300
                         2005                                         -
                         Thereafter                                   -
                                                                --------
                                                                $  9,300
                                                                ========

Total interest costs for fiscal 2000, 1999 and 1998 were $3,744, $2,537 and $2,091, respectively, of which $1,210, $1,209 and $1,307, respectively, were capitalized.

At August 31, 2000 and 1999, the carrying amount of long-term debt approximated fair value.

11. Income Taxes:

The provision (benefit) for income taxes consists of:

                                                     2000
                                  -------------------------------------------
                                   Federal     State      Foreign      Total
                                  --------    -------    --------    --------

Current                           $ 19,176    $ 2,046    $  3,694    $ 24,916
Deferred                              (894)       (85)       (671)     (1,650)
                                  --------    -------    --------    --------
                                  $ 18,282    $ 1,961    $  3,023    $ 23,266
                                  ========    =======    ========    ========

                                                     1999
                                  -------------------------------------------
                                   Federal     State      Foreign      Total
                                  --------    -------    --------    --------

Current                           $ 20,118    $ 1,854    $  2,458    $ 24,430
Deferred                            (4,367)      (417)         --      (4,784)
                                  --------    -------    --------    --------
                                  $ 15,751    $ 1,437    $  2,458    $ 19,646
                                  ========    =======    ========    ========

                                                     1998
                                  -------------------------------------------
                                   Federal     State      Foreign      Total
                                  --------    -------    --------    --------

Current                           $ 16,407    $ 2,020    $    380    $ 18,807
Deferred                               179         24          --         203
                                  --------    -------    --------    --------
                                  $ 16,586    $ 2,044    $    380    $ 19,010
                                  ========    =======    ========    ========

                                    Continued

                                      (46)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

11. Income Taxes (Continued):

Research and development tax credits were $0, $462 and $367 in fiscal 2000, 1999 and 1998, respectively.

Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes and balance sheet classifications are recorded as of August 31, 2000 and 1999:

Deferred tax assets (liabilities):               2000       1999
                                               -------    -------
 Accounts receivable                           $   285    $    68
 Inventories                                     1,668      1,081
 Marketable securities                           2,513      2,798
 Property, plant and equipment                  (6,503)    (5,480)
 Intangible assets                               7,737      5,712
 Accrued liabilities                            (2,701)    (1,915)
 Accrued compensation                              702        682
 Postretirement benefits other than pensions     4,004      3,810
                                               -------    -------
                                               $ 7,705    $ 6,756
                                               =======    =======

Balance Sheet classification:
 Current deferred tax assets                   $ 3,131    $ 2,018
 Non-current deferred tax assets                 4,574      4,738
                                               -------    -------
                                               $ 7,705    $ 6,756
                                               =======    =======

The sources of significant temporary differences which gave rise to deferred taxes and their effects were as follows:

                                  2000      1999       1998
                                -------    -------    -------
Accounts receivable             $   217    $   379    $  (604)
Depreciation and amortization    (1,023)     1,261     (4,075)
Marketable securities              (285)       569        804
Common stock issued
   to employees                      15        (70)       (66)
Accrued vacation pay                  5         14        (55)
Inventories                         586       (646)       (99)
Postretirement benefits
   and other liabilities           (591)      (656)       484
Intangible assets                 1,806      1,587      4,673
Other                               219       (180)       (54)
                                -------    -------    -------

                                $   949    $ 2,258    $ 1,008
                                =======    =======    =======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

11. Income Taxes (Continued):

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                                      2000      1999      1998
                                                      ----      ----      ----
Statutory federal income tax rate                     35.0%     35.0%     35.0%
State income taxes, net of federal benefit             1.8       2.1       4.8
Foreign statutory tax rates differential               1.2        .6        .7
Foreign sales corporation                             (3.2)     (2.8)     (6.2)
Research and development tax credit                     --      (1.0)     (1.3)
Goodwill amortization                                   --        --      32.7
Other                                                 (1.3)      1.6       3.2
                                                      ----      ----      ----
Effective tax rate                                    33.5%     35.5%     68.9%
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

As discussed in Note 5, Related Party Transactions, the Company assumed certain pension obligations of Precision, which is related to the Company through common ownership, in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's two pension plans, both of which were overfunded as of the date of the transaction, were merged with the Company's pension plans covering comparable employees. The Company paid Precision $2,975, the amount by which the value of Precision's pension plan assets exceeded the actuarially determined present value of Precision's pension plan obligations. The payment exceeded the prepaid pension asset recorded on Precision's financial statements by $2,071. This difference ("Plan acquisition differential") is being amortized over an actuarially determined period.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

Postretirement Benefits Other Than Pensions:

The Company provides limited amounts of postretirement health and life insurance benefit plan coverage for some of its employees. The determination of postretirement benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical, and dental benefit provisions. The determination of postretirement benefit cost for postretirement life insurance benefits is based on stated policy amounts.

As discussed in Note 5, Related Party Transactions, the Company assumed certain postretirement benefit obligations of Precision, which is related to the Company through common ownership, in exchange for the transfer by Precision to the Company of appropriate assets to satisfy such obligations. Consequently, Precision's postretirement benefit plan, which was unfunded as of the date of the transaction, was merged with the Company's postretirement plan covering comparable employees. Precision paid the Company $757, the actuarially determined present value of Precision's postretirement benefit plan obligations. The payment exceeded the postretirement benefit liability recorded on Precision's financial statements by $607. The Plan acquisition differential is being amortized over an actuarially determined period.

The following summarizes the Company's benefit obligations, changes in plan assets and funded status:

                                             Pension Benefits        Other Benefits
                                             ----------------        --------------
                                                August  31,            August  31,
                                             2000        1999        2000       1999
                                           --------    --------    -------    -------
Change in benefit obligation:
Benefit obligation at beginning of year    $ 39,626    $ 40,898    $ 7,696    $ 7,856
Service cost                                  2,209       2,122        311        307
Interest cost                                 2,982       2,815        687        546
Plan participants' contributions                 --          --         --         --
Amendments                                    2,447          --         --         --
Actuarial (gain) loss                           (88)     (4,665)     1,170       (673)
Acquisition                                      --          --         --         --
Benefits paid                                (1,694)     (1,544)      (277)      (340)
                                           --------    --------    -------    -------
Benefit obligation at end of year          $ 45,482    $ 39,626    $ 9,587    $ 7,696
                                           ========    ========    =======    =======

Change in plan assets:
Fair value of plan assets at beginning
of year                                    $ 60,755    $ 46,646    $    --    $    --
Actual return on plan assets                  8,406      13,507         --         --
Acquisitions                                     --          --         --         --
Employer contributions                        2,256       2,146        277        340
Plan participants' contributions                 --          --         --         --
Benefits paid                                (1,694)     (1,544)      (277)      (340)
                                           --------    --------    -------    -------
Fair value of plan assets at end of year   $ 69,723    $ 60,755    $     0    $     0
                                           ========    ========    =======    =======

                                    Continued


                                      (49)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

                                               Pension Benefits        Other Benefits
                                               ----------------        --------------
                                                  August  31,            August  31,
                                               2000        1999        2000       1999
                                             --------    --------    --------    -------
Funded status                                $ 24,240    $ 21,129    $ (9,587)   $(7,696)
Unrecognized net actuarial (gain) loss        (20,307)    (19,395)       (514)    (1,684)
Unrecognized prior service cost                 6,985       4,875        (627)      (711)
Unrecognized transition obligation (asset)       (618)       (724)        729        778
Unrecognized plan acquisition differential      1,622       1,771        (520)      (549)
                                             --------    --------    --------    -------
     Prepaid (accrued) benefit cost          $ 11,922    $  7,656    $(10,519)   $(9,862)
                                             ========    ========    ========    =======

                                              Pension Benefits          Other Benefits
                                              ----------------          --------------
                                                 August  31,              August  31,
Weighted-average assumptions as of        2000      1999    1998      2000    1999    1998
                                         ------    -----    -----     -----   -----   -----
Discount rate                             7.75%    7.75%    7.00%     7.75%   7.75%   7.00%
Expected return on plan assets           11.00%    9.50%    9.50%      N/A     N/A     N/A
Rate of compensation increase             4.00%    4.00%    4.00%      N/A     N/A     N/A

Health care cost trend rate:
Initial trend rate                         N/A      N/A      N/A      9.00%   6.50%   7.00%
Ultimate trend rate                        N/A      N/A      N/A      5.00%   5.00%   5.00%
Years until ultimate trend is reached      N/A      N/A      N/A         8       9      10

                                                      Pension Benefits               Other Benefits
                                                      ----------------               --------------
Components of net periodic (benefit)                     August  31,                   August  31,
cost for the fiscal years ended                   2000      1999       1998       2000     1999     1998
                                                -------    -------    -------    -----    -----    -----
Service cost                                    $ 2,209    $ 2,122    $ 2,118    $ 311    $ 307    $ 271
Interest cost                                     2,982      2,815      2,768      687      546      534
Expected return on plan assets                   (6,711)    (4,415)    (4,382)      --       --       --
Amortization of prior service costs                 338        347        347      (84)     (84)     (84)
Amortization of transition obligation (asset)      (107)      (107)      (107)      49       49       49
Amortization of net actuarial (gain) loss          (872)       (94)      (403)      --       (3)     (25)
Plan acquisition differential                       150        149        149      (29)     (29)     (29)
                                                -------    -------    -------    -----    -----    -----
     Net periodic (benefit) cost                $(2,011)   $   817    $   490    $ 934    $ 786    $ 716
                                                =======    =======    =======    =====    =====    =====

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:

                                                 1-Percentage-    1-Percentage-
                                                Point Increase   Point Decrease
                                                --------------   --------------
Effect on total of service and interest
    cost components                                  $ 91            $ (69)
Effect on postretirement benefit obligation          $711            $(384)

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan was $977, $896 and $838 for fiscal 2000, 1999 and 1998, respectively.

13. Segment Reporting:

The Company operates as a single reportable segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.

                                    Continued


                                      (51)

The following table provides information about the Company's sales by product:

                                         2000                           1999                           1998
                               ------------------------       ------------------------       -------------------------
                                Critical        Cardiac       Critical        Cardiac        Critical        Cardiac
                                  Care           Care           Care           Care            Care            Care
                               -----------     --------       ---------      ---------       ---------      ----------
Sales to external
     customers                 $   264,800     $ 55,500       $ 241,000      $  54,946       $ 218,100      $   42,790

The following tables presents information about geographic areas:

                                                                        2000
                               ----------------------------------------------------------------------------------------
                                  United       Asia and                       Other
                                  States        Africa          Europe        Foreign        Eliminations  Consolidated
                               -----------     --------       ---------      ---------       ------------  ------------
Sales to unaffiliated
     customers                 $   242,824     $ 40,616       $  27,597      $   9,303       $      --      $  320,340

Long-lived assets at
     August 31                 $   255,871     $  4,456       $  29,566      $   2,566       $ (90,870)     $  201,589

                                                                        1999
                               ----------------------------------------------------------------------------------------
                                  United       Asia and                       Other
                                  States        Africa          Europe        Foreign        Eliminations  Consolidated
                               -----------     --------       ---------      ---------       ------------  ------------
Sales to unaffiliated
     customers                 $   225,369     $ 34,514       $  27,721      $   8,342                      $  295,946

Long-lived assets at
     August 31                 $   240,350     $  1,740       $  26,884      $   2,047       $   (84,902)   $  186,119

                                                                        1998
                               ----------------------------------------------------------------------------------------
                                  United       Asia and                       Other
                                  States        Africa          Europe        Foreign        Eliminations  Consolidated
                               -----------     --------       ---------      ---------       ------------  ------------
Sales to unaffiliated
     customers                 $   201,561     $ 28,270       $  24,014      $   7,045                --    $  260,890

Long-lived assets at
     August 31                 $   214,111     $  1,303       $  26,935      $   1,772       $   (76,885)   $  167,236

Export sales from domestic operations to unaffiliated customers were $37,784, $33,741 and $32,066 for fiscal 2000, 1999 and 1998, respectively.

                                    Continued


                                      (52)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

14. Financial Instruments:

During fiscal 2000 and 1999, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.2% and 23.8%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates. In fiscal 1998, the Company entered into an interest rate swap to reduce the impact of its floating rate debt. The swap agreement allowed the Company to exchange floating rates for fixed interest payments over the life of the agreement. The differential was accrued as interest rates changed and was recorded as interest expense. The effect of the agreement was to limit interest rate exposure to 5.62% on $5.0 million of the Company's revolving credit. The agreement was terminated on August 31, 1999. As a result of the swap agreement, interest expense was increased by $27 for the year ended August 31, 1999. The termination of the swap agreement resulted in a $55 gain for fiscal 1999.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At August 31, 2000, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through December 2000. The following table identifies forward exchange contracts to sell foreign currencies at August 31, 2000 and 1999 as follows:

                                               August 31, 2000        August 31, 1999
                                             Notional Fair Market  Notional   Fair Market
                                             Amounts     Value     Amounts       Value
                                             -------    -------    -------      -------
Foreign currency: (U.S. Dollar Equivalents)
  Japanese yen                                $2,813     $ 2,766   $ 5,698       $ 5,855
  French francs                                   --          --        --            --
  Spanish pesetas                                 --          --        --            --
  Canadian dollars                             1,586       1,597     1,115         1,108
  Greek drachmas                               2,091       2,104     1,571         1,603
  Mexican peso                                 2,115       2,173     1,012         1,064
  African rand                                   923         932     1,270         1,314
                                              ------     -------   -------       -------
                                              $9,528     $ 9,572   $10,666       $10,944
                                              ======     =======   =======       =======

                                    Continued


                                      (53)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

15. Contingencies:

The Company is a party to certain legal actions including product liability matters, arising in the ordinary course of its business. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. The Company is currently a party to two unrelated lawsuits involving alleged infringement by third parties of patents owned by the Company relating to its IAB catheter and constant flow delivery pump products. The Company is also a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by a third party. Based upon information presently available to the Company, the Company believes it has valid and enforceable legal rights and/or adequate legal defenses with respect to these actions. Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any one or more of these actions would materially adversely effect the Company's reported results of operations in any future period cannot be predicted with certainty.

16. New Accounting Standards:

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by FAS 137) establishes new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The statement requires recognition of derivatives in the Statement of Financial Position, measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for, depending on the intended use of the derivative and whether it qualifies for hedge accounting.

The Company will adopt the standard, effective September 1, 2000. The transition adjustment resulting from implementation of this new standard will not have a material effect on the Company as this statement retains the provisions of Statement of Accounting Standards No. 52 "Foreign Currency Translation" with respect to long-term and short-term intercompany transactions eliminating the need for special accounting. The Company does not use hedge accounting.

On December 6, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin #101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal 2001. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.

                                    Continued


                                      (54)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

17. Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 2000 are as follows:

                                                        Quarter
                                       -----------------------------------------
                                       11-30-99    2-28-00    5-31-00    8-31-00
                                       --------    -------    -------    -------

Net sales                               $76,717    $80,601    $81,290    $81,732
Cost of goods sold                       35,337     37,830     38,485     38,771
                                        -------    -------    -------    -------
Gross profit                             41,380     42,771     42,805     42,961

Operating expenses
Research, development
  and engineering                         5,371      4,753      5,369      4,278
Selling, general and
  administrative                         18,243     18,876     18,392     19,720
Special charges*                          3,320         --         --         --

Operating income                         14,446     19,142     19,044     18,963

Other expenses (income)                     474        617        180        874

Income before income
  taxes                                  13,972     18,525     18,864     18,089

Provision for income taxes                4,750      6,299      6,414      5,803

Net income                              $ 9,222    $12,226    $12,450    $12,286

Basic earnings
    per common share                    $  0.40    $  0.54    $  0.56    $  0.56

Diluted earnings
    per common share                    $  0.40    $  0.54    $  0.56    $  0.55

Weighted average common
shares outstanding (000's)               22,899     22,540     22,273     22,088

* In the first quarter of fiscal 2000, the Company recorded a special charge (See Note 2, "Special Charges").

                                    Continued


                                      (55)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

17. Summary of Quarterly Results (unaudited) (Continued):

Quarterly financial results for the year ended August 31, 1999 are as follows:

                                                      Quarter
                                     -------------------------------------------
                                     11-30-98    2-28-99     5-31-99     8-31-99
                                     --------    --------    --------    -------

Net sales                            $ 68,085    $ 74,274    $ 75,865    $77,722
Cost of goods sold                     31,036      35,625      35,908     36,672
                                     --------    --------    --------    -------
Gross profit                           37,049      38,649      39,957     41,050

Operating expenses
Research, development
  and engineering                       5,311       5,440       4,988      4,596
Selling, general and
  administrative                       16,855      17,369      17,813     19,394
Special charges*                           --       4,139          --      8,680

Operating income                       14,883      11,701      17,156      8,380

Other expenses (income)                (1,092)     (1,377)       (776)        24

Income before income
  taxes                                15,975      13,078      17,932      8,356

Provision for income taxes              5,831       4,773       6,545      2,497

Net income                           $ 10,144    $  8,305    $ 11,387    $ 5,859

Basic and diluted
  earnings
    per common share                 $   0.44    $   0.36    $   0.49    $  0.25
Weighted average common
shares outstanding (000's)             23,225      23,224      23,201     23,131

* In the second and fourth quarters of fiscal 1999, the Company recorded special charges (See Note 2, "Special Charges").

                                    Continued


                                      (56)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

18. Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 2000, 1999 and 1998:

                                             2000          1999          1998
                                          ----------    ----------    ----------

Average common shares outstanding         22,450,581    23,195,115    23,224,780
Common shares issuable(1)                     68,347             0           925
                                          ----------    ----------    ----------

Average common shares
   outstanding assuming dilution          22,518,928    23,195,115    23,225,705

(1)   Issuable primarily under stock option plans.

Stock options outstanding to purchase 734,363, 808,300 and 335,760 shares of common stock were not included in the computation of earnings per common share assuming dilution because the options' exercise prices were greater than the average market price of the Company's common stock at August 31, 2000, 1999 and 1998, respectively.


                                      (57)

                                   SCHEDULE II

                            ARROW INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                     (Column A)                          (Column B)          (Column C)            (Column D)       (Column E)
                     ----------                          ----------          ----------            ----------       ----------

                                                                              Additions
                                                                      ------------------------
                                                                        Charges /     Charged
                                                         Balance at   (Credits) to    to Other                      Balance at
                                                         Beginning      Cost and      Accounts      Deductions         End
                    Description                          of Period      Expenses     (Describe)    (Describe)(1)     of Period
                    ------------                         ---------    ------------   ----------    -------------    ----------
For the year ended August 31, 1998:
 Accounts receivable:
   Allowance for doubtful accounts                       $     855    $        116           --    $         203    $      768
                                                         =========    ============   ==========    =============    ==========

For the year ended August 31, 1999:
 Accounts receivable:
   Allowance for doubtful accounts                       $     768    $        440           --    $         376    $      832
                                                         =========    ============   ==========    =============    ==========

For the year ended August 31, 2000:
 Accounts receivable:
   Allowance for doubtful accounts                       $     832    $        508           --    $         328    $    1,012
                                                         =========    ============   ==========    =============    ==========

(1)   Deductions represent write-off of accounts receivable.


                                      (58)

                                  EXHIBIT INDEX

Exhibit    Description
Number     of Exhibit                                  Method of Filing
-------    -----------                                 ----------------
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


                                      (59)

Exhibit     Description
Number      of Exhibit                                   Method of Filing
-------     -----------                                  ----------------
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


                                      (60)

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

  10.18             Research and Development Agreement,                Incorporated by reference from Exhibit
                    dated October 24, 1990, between Medical            10.18 to the Company's Registration
                    Innovative Technologies R&D Limited                Statement
                    Partnership and the Company.

  10.19             License Agreement, dated February 24,              Incorporated by reference from Exhibit
                    1992, between Cathco, Inc. and the                 10.19 to the Company's Registration
                    Company.                                           Statement


                                      (61)

  Exhibit              Description
  Number               of Exhibit                                      Method of Filing
---------              -----------                                     ----------------
  10.20                Settlement Agreement, dated September 30,       Incorporated by reference from Exhibit 10.20
                       1991, among Dr. Randolph M. Howes, Janice       to the Company's Registration Statement
                       Kinchen Howes, Baham & Anderson, the Company
                       and Baxter Health Care Corporation and
                       related License Agreement, dated September
                       30, 1991, among Dr. Randolph M. Howes, Janice
                       Kinchen Howes, Baham & Anderson, the Company
                       and Baxter Health Care Corporation.

  10.21                Agreement dated August 7, 2000 between the      Filed with this report
                       Company and United Steelworkers of America
                       AFL/CIO Local 8467.

  10.22                Extension of Lease Agreement between Indian     Incorporated by reference from Exhibit 10.22
                       Mills Associates and the Company, dated         to the Company's Registration Statement
                       December 4, 1991, extending the Lease, dated
                       February 5, 1988, between Lyco Associates and
                       the Company.

  10.23.1              Amended and Restated Retirement Plan for        Incorporated by reference from Exhibit 10.23
                       Hourly-Rated Employees of the Wyomissing        to the Company's Registration Statement
                       Plant of the Company, effective September 1,
                       1989.

  10.23.2              Amended and Restated Retirement Plan for        Incorporated by reference from Exhibit 10.23.2
                       Hourly-Rated Employees of the Wyomissing        to the Company's 1993 Form 10-K
                       Plant of the Company, effective September
                       1,1989, as amended.

  10.24.1              Amended and Restated Retirement Plan for        Incorporated by reference from Exhibit 10.24
                       Hourly-Rated Employees of the North Carolina    to the Company's Registration Statement
                       and New Jersey Plants of the Company,
                       effective September 1, 1989.

  10.24.2              Amended and Restated Retirement Plan for        Incorporated by reference from Exhibit
                       Hourly-Rated Employees of the North Carolina    10.24.2 to the Company's 1993 Form 10-K
                       and New Jersey Plants of the Company,
                       effective September 1, 1989, as amended.

  10.25.1              Loan Agreement, dated January 3, 1986, among    Incorporated by reference from Exhibit
                       the Company, Arrow Medical Products, Limited,   10.25.1 to the Company's Registration
                       Arrow International Export Corporation, and     Statement
                       Hamilton Bank.



                                      (62)

  Exhibit              Description
  Number               of Exhibit                                      Method of Filing
---------              -----------                                     ----------------
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

  10.25.7              Sixth Amendment to Loan Agreement, dated July     Incorporated by reference from Exhibit
                       15, 1991, among the Company, Arrow Medical        10.25.7 to the Company's Registration
                       Products, Limited, Arrow International Export     Statement
                       Corporation, and Hamilton Bank.

  10.25.8              Seventh Amendment to Loan Agreement, dated        Incorporated by reference from Exhibit
                       September 6, 1991, among the Company, Arrow       10.25.8 to the Company's Registration
                       Medical Products, Limited, Arrow International    Statement
                       Export Corporation, and Hamilton Bank.

  10.25.9              Eighth Amendment to Loan Agreement, dated         Incorporated by reference from Exhibit
                       February 21, 1992, among the Company, Arrow       10.25.9 to the Company's Registration
                       Medical Products, Limited, Arrow International    Statement
                       Export Corporation, and Hamilton Bank.


                                      (63)

  Exhibit              Description
  Number               of Exhibit                                        Method of Filing
---------              -----------                                       ----------------
  10.25.10             Letters of Amendment, dated April 10, 1992,       Incorporated by reference from Exhibit
                       and May 19, 1992, to Loan Agreement between       10.25.17 to the Company's Registration
                       the Company and Hamilton Bank.                    Statement


  10.25.11             Ninth Amendment to Loan Agreement, dated May      Incorporated by reference from Exhibit
                       27, 1992, among the Company, Arrow Medical        10.25.18 to the Company's Registration
                       Products, Limited, Arrow International Export     Statement
                       Corporation, and Hamilton Bank.

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

  10.25.14             Letter Agreement, dated March 6, 1995, among      Incorporated by reference from Exhibit
                       the Company, Arrow Medical Products, Limited,     10.25.14 to the 1995 Form
                       Arrow International Export Corporation, and       10-K
                       CoreStates Hamilton Bank, and Note relating
                       thereto.

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

  10.25.16             Letter Agreement, dated February 23, 1996,        Incorporated by reference from Exhibit
                       among the Company, Arrow Medical Products,        10.25.16 to the Company's Form 10-Q for the
                       Limited, Arrow International Export               second quarter period ended February 29, 1996
                       Corporation, and CoreStates Hamilton Bank,
                       and Note relating thereto.

  10.25.17             Letter Agreement, dated January 29, 1996          Incorporated by reference from Exhibit
                       among the Company and First Union National        10.25.17 to the Company's Form 10-Q for the
                       Bank, and note relating thereto.                  second quarter period ended February 29, 1996


                                      (64)

  Exhibit              Description
  Number               of Exhibit                                        Method of Filing
---------              -----------                                       ----------------
  10.25.18             Letter Agreement, dated July 11, 1996, among      Incorporated by reference from Exhibit
                       the Company, Arrow Medical Products, Limited,     10.25.18 to the Company's Annual Report on
                       Arrow International Export Corporation, and       Form 10-K for the fiscal year ended August
                       CoreStates Hamilton Bank, and Note relating       31, 1996 (the "1996 Form 10-K")
                       thereto.

  10.26.1              Installment Sale Agreement between Berks          Incorporated by reference from Exhibit
                       County Industrial Development Authority and       10.25.10 to the Company's Registration
                       the Company, dated as of December 1, 1988.        Statement

  10.26.2              Indenture of Trust between Berks County           Incorporated by reference from Exhibit
                       Industrial Development Authority and Bankers      10.25.11 to the Company's Registration
                       Trust Company, as trustee, dated as of            Statement
                       December 1, 1988.

  10.26.3              Irrevocable Direct Pay Letter of Credit,          Incorporated by reference from Exhibit
                       dated December 28, 1988, issued for the           10.25.12 to the Company's Registration
                       benefit of Bankers Trust Company, as trustee      Statement
                       under the Indenture of Trust, for the account
                       of the Company.

  10.26.4              Letter of Credit Note from the Company            Incorporated by reference from Exhibit
                       payable to the order of Hamilton Bank, dated      10.25.13 to the Company's Registration
                       December 28, 1988.                                Statement

  10.26.5              Letter of Credit Reimbursement Agreement          Incorporated by reference from Exhibit
                       between the Company and Hamilton Bank, dated      10.25.14 to the Company's Registration
                       as of December 1, 1988.                           Statement

  10.26.6              Accommodation Mortgage, Security Agreement        Incorporated by reference from Exhibit
                       and Second Assignment of Installment Sale         10.25.15 to the Company's Registration
                       Agreement, dated as of December 15, 1988, by      Statement
                       and among Berks County Industrial Development
                       Authority, the Company and Hamilton Bank.

  10.27                Variable Amount Grid Note Agreement, dated        Incorporated by reference from Exhibit
                       May 8, 1991, between the Company and First        10.25.16 to the Company's Registration
                       Union National Bank.                              Statement

  10.28                Purchase Agreement, dated January 20, 1984,       Incorporated by reference from Exhibit 10.26
                       between the Company and Arrow Research            to the Company's Registration Statement
                       Partners.


                                      (65)

  Exhibit              Description
  Number               of Exhibit                                        Method of Filing
---------              -----------                                       ----------------
  10.29                Form of Research and Development Agreement,       Incorporated by reference from Exhibit 10.27
                       dated August 2, 1982, between the Company and     to the Company's Registration Statement
                       Arrow Research Partners.

  10.30                Arrow International, Inc. Profit Sharing Plan     Incorporated by reference from Exhibit 10.30
                                                                         to the Company's Registration Statement

  10.31                Agreement, dated May 19, 1992, between the        Incorporated by reference from Exhibit 10.32
                       Company and Arrow Precision Products, Inc.        to the Company's Registration Statement

  10.32                Agreement, dated September 22, 1993, among        Incorporated by reference from Exhibit 10.32
                       Microwave Medical Systems, Inc., the Company      to the Company's 1993 Form 10-K
                       and Kenneth L. Carr.

  10.33                License and Exclusive Supply Agreement, dated     Incorporated by reference from Exhibit 10.33
                       September 22, 1993, between Microwave Medical     to the Company's 1993 Form 10-K
                       Systems, Inc. and the Company.

  10.34                Stock Purchase Agreement, dated as of January     Incorporated by reference from Exhibit 2 to
                       28, 1994 between Kontron Instruments Holding      the Company's Current Report on Form 8-K
                       N.V. and the Company.                             filed with the Securities and Exchange
                                                                         Commission on February 18, 1994

  10.35                Loan Agreement, dated as of February 8, 1994,     Incorporated by reference from Exhibit 10.35
                       among the Company, Arrow Medical Products,        to the 1994 Form 10-K
                       Limited, Arrow International Export
                       Corporation, and CoreStates Hamilton Bank, and
                       Notes relating thereto.

  10.36                Loan Agreement, dated February 8, 1994, between   Incorporated by reference from Exhibit 10.36
                       the Company and First Union National Bank of      to the 1994 Form 10-K
                       North Carolina, and Note relating thereto.

  10.37                Loan Agreement between Arrow Japan KK and the     Incorporated by reference from Exhibit 10.37
                       Bank of Tokyo (with English translation).         to the Company's Current Report on Form 8-K
                                                                         filed with the Securities and Exchange
                                                                         Commission on April 10, 1995 ("the 1995 Form
                                                                         8-K")

  10.38                Thoratec Laboratories Corporation International   Incorporated by reference from Exhibit 10.38
                       Medical Products Distributor Agreement, dated     to the 1995 Form 8-K
                       as of January 19, 1995, between Thoratec
                       Laboratories Corporation and the Company.


                                      (66)

  Exhibit              Description
  Number               of Exhibit                                        Method of Filing
---------              -----------                                       ----------------
  10.39                Series F Preferred Stock Purchase Agreement,      Incorporated by reference from Exhibit
                       dated as of March 8, 1995, between Cardiac        10.39 to the 1995 Form 8-K
                       Pathways Corporation and the Company.

  10.40                Manufacturing and Supply Agreement, dated as of   Incorporated by reference from Exhibit
                       March 8, 1995, between Cardiac Pathways           10.40 to the 1995 Form 8-K
                       Corporation and the Company.

  10.41                International Distributor Agreement, dated as of  Incorporated by reference from Exhibit
                       March 8, 1995, between Cardiac Pathways           10.41 to the 1995 Form 8-K
                       Corporation and Arrow.

  10.42                Purchase Agreement, dated as of April 7, 1995,    Incorporated by reference from Exhibit
                       among the Company, TLP Acquisition Corp., Therex  10.39 to the 1995 Form 8-K
                       Corporation, Therex Limited Partnership Holding
                       Corporation and each of the other persons
                       signatory thereto.

  10.43                Amendment, dated July 27, 1995, to License        Incorporated by reference from Exhibit 10.43
                       Agreement, dated October 24, 1990, between        to the 1995 Form 10-K
                       Medical Innovative Technologies R&D Limited
                       Partnership and the Company.

  10.44                Amendment, dated July 27, 1995, to Research and   Incorporated by reference from Exhibit 10.44
                       Development Agreement, dated October 24, 1990,    to the 1995 Form 10-K
                       between Medical Innovative Technologies R&D
                       Limited Partnership and the Company.

  10.45                Amended and Restated License Agreement dated May  Incorporated by reference from Exhibit 10.45
                       24, 1996, between Microwave Medical Systems,      to the Company's Form 10-Q for the third
                       Inc. and the Company.                             quarter period ended May 31, 1996

  10.46                Loan Agreement, dated July 11,1996, between AMH   Incorporated by reference from Exhibit 10.46
                       (Arrow Medical Holdings) B.V. and CoreStates      to the 1996 Form 10-K
                       Bank, N.A., and Note relating thereto.

  10.47                Directors Stock Incentive Plan                    Incorporated by reference from
                                                                         Exhibit 10.47 to the 1996 Form 10-K

  10.48                Purchase Agreement, dated June 1, 1996, between   Incorporated by reference from
                       Arrow Tray Products, Inc. (formerly known as      Exhibit 10.48 to the 1996 Form 10-K
                       Endovations, Inc.) and the Company.


                                      (67)

  Exhibit              Description
  Number               of Exhibit                                        Method of Filing
---------              -----------                                       ----------------
   10.49               Purchase Agreement, dated August 3,               Incorporated by reference from Exhibit
                       1998, between Medical Parameters, Inc.            10.49 to the Company's Annual Report
                       and the Company.                                  on Form 10-K for the fiscal year ended
                                                                         August 31, 1999 (the "1999 Form 10-K")

   10.50               Line of Credit Note, dated October 7,             Incorporated by reference from Exhibit
                       1998, between the Company and First               10.50 to the 1999 Form 10-K
                       First Union National Bank.

   10.51               Interest rate swap Agreement, dated               Incorporated by reference from Exhibit
                       April 6, 1998 between the Company                 10.51 to the 1999 Form 10-K
                       And CoreStates Bank, N.A.

   10.52               Asset Purchase Agreement, dated                   Incorporated by reference from Exhibit
                       November 5, 1997, between Arrow                   10.52 to the 1999 Form 10-K
                       Interventional, Inc., Boston Scientific
                       Corporation and IABP Corporation.

   10.53               Mutual Release Agreement, dated July              Incorporated by reference from Exhibit
                       20, 1998, between Arrow International,            10.53 to the 1999 Form 10-K
                       Inc. and Daltex Medical Sciences, Inc.

   10.54               Exclusive License Agreement, dated                Incorporated by reference from Exhibit
                       February 14, 1996 between Arrow                   10.54 to the 1999 Form 10-K
                       International, Inc. and Israel Schur, M.D.

   10.55               Directors Stock Incentive Plan                    Filed with this report
                       (As Amended on January 19, 2000)

   10.56               1999 Stock Incentive Plan                         Filed with this report

   18                  Preferability Letter of Pricewaterhouse-          Incorporated by reference from
                       Coopers LLP                                       Exhibit 18 to the 1994 Form 10-K

   21                  Subsidiaries of the Company.                      Page 69 of this report

   23                  Consent of PricewaterhouseCoopers LLP             Page 70 of this report

   27*                 Financial Data Schedule                           EDGAR

   99.1                Cautionary Statement for Purposes                 Page 71 of this report
                       of the Safe Harbor Provisions of the
                       Private Securities Litigation Reform
                       Act of 1995.

*     Not deemed filed for purposes of Section 11 of the Securities Act of 1933,
      Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1939 or otherwise subject to the liabilities of such sections and not deemed part of any registration statement to which such exhibit relates.


                                      (68)

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

16.   Therex Limited Partnership, a Delaware limited partnership.

17.   Arrow Infusion, Inc., a Massachusetts corporation.

18.   Arrow-Therex Corporation, a Delaware corporation.

19.   Arrow Interventional, Inc., a Delaware corporation.

20.   Arrow Slovensko s.r.o., a corporation organized under the laws of Slovakia

21.   Medical Parameters, Inc., a Massachusetts corporation

22.   Sometec, S.A.S.

23.   Sometec, Inc.

24.   Sometec Holdings, S.A.S.


                                      (69)

                                   EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-15215 and 33-71568) of Arrow International, Inc. of our report dated September 29, 2000 relating to the financial statements and financial statement schedule, which appear in this Form 10-K. We also consent to the references to us under the heading "Selected Financial Data" in such Registration Statement.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 22, 2000


                                      (70)

                                  Exhibit 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      From time to time, in both written reports and in oral statements by our senior management, expectations and other statements are expressed regarding our future performance. These forward-looking statements are inherently uncertain and investors must recognize that events could turn out to be different than such expectations and statements. Key factors impacting our current and future performance are discussed in our Annual Report on Form 10-K with which this
Exhibit is filed and other filings with the Securities and Exchange Commission (the "Commission"). In addition to such information in our Annual Report on Form 10-K and our other filings with the Commission, investors should consider the following risk factors in evaluating us and our business, as well as in reviewing forward-looking statements contained in our periodic reports filed with the Commission and in oral statements made by our senior management. Our actual results could differ materially from such forward-looking statements due to material risks, uncertainties and contingencies, including, without limitation, those set forth below.

Stringent Government Regulation

      Our products are subject to extensive regulation by the Food and Drug Administration (the "FDA") and, in some jurisdictions, by state, local and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. With the exception of one product, we have, to date, obtained FDA marketing clearance for our products only through the 510(k) premarket notification process. Certain of our products under development, including the LionHeart(TM), our Left Ventricular Assist System, and future applications, however, will require approval through the more vigorous Premarket Approval application ("PMA") process. The process of obtaining such clearances or approvals can be time consuming and expensive. We cannot assure you that the FDA will grant all clearances or approvals sought by us or that FDA review will not involve delays adversely affecting the marketing and sale of our products. We are also required to adhere to applicable regulations setting forth current Good Manufacturing Practices ("GMP") which require that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, we are required to comply with FDA requirements for labeling and promotion of our products. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. Many of the foreign countries where we conduct business have adopted medical device laws and regulations with similar substantive and enforcement provisions. Federal, state, local and foreign laws and regulations regarding the development, manufacture and sale of medical devices are subject to future changes. We cannot assure you that such changes will not have a material adverse effect on our business, financial condition and results of operations.

Significant Competition and Continual Technological Change

      The markets for medical devices are highly competitive. We currently compete with many companies in the development and marketing of catheters and related medical devices. Some of our competitors have access to greater financial and other resources than us.


                                      (71)

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

Cost Pressures on Medical Technology and Proposed Health Care Reform

      Our products are purchased principally by hospitals, hospital networks and hospital buying groups. Although our products are used primarily for non-optional medical procedures, we believe that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services. In the United States, these cost pressures have led to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. In addition, third party payors, such as governmental programs, private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. We cannot assure you that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of our products.

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


                                      (72)

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


                                      (73)

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

Dependence on Key Management

      Our success depends upon the continued contributions of key members of our senior management team, certain of who have been with us since our inception in 1975. Accordingly, loss of the services of one or more of these key members of management could have a material adverse effect on our business. None of these individuals has an employment agreement with us.


                                      (74)