Form 10-Q
period 2000-11-30
ARROW INTERNATIONAL INC
filed 2001-01-12
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q


     (X)    Quarterly Report Pursuant to Section 13 or
       15(d) of the Securities Exchange Act of 1934

       For the first quarter period ended November 30, 2000

                            or

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

    Class                    Shares outstanding at January 11, 2001
   -------                   --------------------------------------
Common Stock, No Par Value            21,988,613

                  ARROW INTERNATIONAL, INC.

                       Form 10-Q Index


                                                        Page
                                                        ----
[S]                                                     [C]
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets at
                 November 30, 2000 and August 31, 2000    3-4

                 Consolidated Statements of Income          5

                 Consolidated Statements of Cash Flows    6-7

                 Consolidated Statements of
                 Comprehensive Income                       8

                 Notes to Consolidated Financial
                 Statements                              9-12

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and
                 Results of Operations                  13-17

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                         18




PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K          19

Signature                                                  20

Exhibit Index                                              21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

                         (In thousands)
                           (Unaudited)


                                   November 30,   August 31,
                                      2000           2000
                                   ------------   ----------
ASSETS
Current assets:
 Cash and cash equivalents         $    5,110     $    3,959
 Accounts receivable, net              78,298         73,796
 Inventories                           84,050         82,801
 Prepaid expenses and other            18,178         15,964
 Deferred income taxes                  2,979          3,131
                                   ----------     ----------
  Total current assets                188,615        179,651

Property, plant and equipment:
 Total property, plant and
    equipment                         227,295        223,416

 Less accumulated depreciation       (105,523)      (101,976)
                                   ----------     ----------
                                      121,772        121,440
                                   ----------     ----------

Goodwill, net                          38,372         38,879
Intangible and other assets, net       38,911         41,270
Deferred income taxes                   5,387          4,574
                                   ----------     ----------
  Total other assets                   82,670         84,723
                                   ----------     ----------

  Total assets                     $  393,057     $  385,814
                                   ==========     ==========




   See accompanying notes to consolidated financial statements

                            Continued

                    ARROW INTERNATIONAL, INC.
                   CONSOLIDATED BALANCE SHEETS

              (In thousands, except share amounts)
                           (Unaudited)


                                   November 30,   August 31,
                                      2000           2000
                                   ------------   ----------
LIABILITIES
Current liabilities:
 Current maturities of long-term
    debt                           $    8,215     $    8,400
 Notes payable                         47,066         52,081
 Accounts payable                       9,027          8,151
 Cash overdrafts                          160          1,195
 Accrued liabilities                    9,918          9,316
 Accrued compensation                   6,935          8,049
 Accrued income taxes                   7,180          2,409
                                   ----------     ----------
  Total current liabilities            88,501         89,601

Long-term debt                            900            900
Accrued postretirement benefit
obligation                             10,273         10,109

Commitments and contingencies             -              -


SHAREHOLDERS' EQUITY

 Preferred stock, no par value;
  5,000,000 shares authorized;
  none issued                             -              -
 Common stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares             45,661         45,661
 Retained earnings                    301,676        291,870
  Less treasury stock at cost:
  4,477,030 and 4,477,910 shares,
  respectively                        (45,083)       (45,092)
 Accumulated other comprehensive
  expense                              (8,871)        (7,235)
                                   ----------     ----------

  Total shareholders' equity          293,383        285,204
                                   ----------     ----------

  Total liabilities and
   shareholders' equity            $  393,057     $  385,814
                                   ==========     ==========


   See accompanying notes to consolidated financial statements


                    ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF INCOME

       (In thousands, except share and per share amounts)
                           (Unaudited)


                                    For the Three Months Ended
                                    ----------------------------
                                    November 30,    November 30,
                                        2000           1999
                                    ------------    ------------
Net sales                               $ 77,308      $  76,717
Cost of goods sold                        35,650         35,337
                                        --------      ---------
 Gross profit                             41,658         41,380

Operating expenses:
 Research, development and engineering     6,090          5,371
 Selling, general and administrative      18,303         18,243
 Special charge                             -             3,320
                                        --------      ---------
 Operating income                         17,265         14,446

Other expenses (income):
 Interest expense, net of
 amounts capitalized                         729            463
 Interest income                            (162)          (149)
 Other, net                                   92            160
                                        --------      ---------
 Other expenses, net                         659            474
                                        --------      ---------

Income before income taxes                16,606         13,972
Provision for income taxes                 5,480          4,750
                                        --------      ---------
 Net income                             $ 11,126      $   9,222
                                        ========      =========

Basic earnings per common share         $    .51      $     .40
                                        ========      =========
Diluted earnings per common share       $    .50      $     .40
                                        ========      =========
Cash dividends per common share         $   .060      $    .055
                                        ========      =========
Weighted average shares outstanding
 used in computing basic earnings
    per common share                  22,001,538     22,899,232
                                      ==========     ==========

Weighted average shares outstanding
 used in computing diluted earnings
    per common share                  22,134,017     22,899,232
                                      ==========     ==========




   See accompanying notes to consolidated financial statements


                    ARROW INTERNATIONAL, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands)
                           (Unaudited)

                                    For the Three Months Ended
                                   ------------------------------
                                   November 30,      November 30,
                                       2000             1999
                                   ------------      ------------
Cash flows from operating activities:
 Net income                           $  11,126        $   9,222

Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation                             3,715            3,838
 Special charge                            -               3,320
 Amortization of intangible assets
    and goodwill                          1,398            1,246
 Deferred income taxes                     (668)            (161)
 Unrealized holding loss on securities      620              149
 Other                                      150               81
 Changes in operating assets and liabilities:
  Accounts receivable                    (5,306)           1,649
  Inventories                            (1,446)            (861)
  Prepaid expenses and other             (2,591)             393
  Accounts payable & accrued liabilities  2,311           (2,453)
  Accrued compensation                   (1,115)             432
  Accrued income taxes                    4,836            4,175
                                      ---------        ---------
  Total adjustments                       1,904           11,808
                                      ---------        ---------
  Net cash provided by
     operating activities                13,030           21,030
                                      ---------        ---------

Cash flows from investing activities:
 Capital expenditures                    (4,316)          (6,266)
 Increase in intangible and other assets   (201)          (1,036)
 Cash paid for business acquired, net       -            (10,595)
                                      ---------        ---------
  Net cash used in investing activities  (4,517)         (17,897)
                                      ---------        ---------

Cash flows from financing activities:
 Increase (decrease) in notes payable    (4,903)          11,247
 Principal payments of long-term debt       (40)            (235)
 Decrease in book overdrafts             (1,035)            (394)
 Dividends paid                          (1,320)          (1,268)
 Proceeds from stock options exercised        9              -
 Purchase of treasury stock                 -             (8,703)
                                      ---------        ---------
  Net cash provided by (used)
     in financing activities             (7,289)             647
                                      ---------        ---------

Effect of exchange rate changes
  on cash and cash equivalents              (73)             (30)

Net change in cash and cash equivalents   1,151            3,750
Cash and cash equivalents at
  beginning of year                       3,959            3,939
                                     ----------       ----------
Cash and cash equivalents at
  end of period                      $    5,110       $    7,689
                                     ==========       ==========


   See accompanying notes to consolidated financial statements

                            Continued


                    ARROW INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                         (In thousands)
                           (Unaudited)


                                       For the Three Months Ended
                                      ----------------------------
                                      November 30,    November 30,
                                          2000            1999
                                      ------------    ------------

Supplemental disclosure of cash flow information:

 Cash paid during the period for:
  Interest (net of amounts capitalized)  $    729        $    463
  Income taxes                           $    744        $    903


Supplemental schedule of non-cash investing and financing activities:

  Estimated fair value of assets acquired,
     net of cash acquired                $    -          $ 12,913
  Cash paid for assets, net of
     cash acquired of $460                    -            10,595
                                         --------        --------
       Liabilities assumed               $    -          $  2,318
                                         ========        ========

 Cash paid for business acquired:
  Working capital                        $    -          $   (317)
  Property, plant and equipment               -                66
  Goodwill, intangible assets and in-process
     research and development                 -            11,306
                                         --------        --------
                                         $    -          $ 11,055
                                         ========        ========





   See accompanying notes to consolidated financial statements


                    ARROW INTERNATIONAL, INC.
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                         (In thousands)
                           (Unaudited)



                                        For the Three Months Ended
                                       -----------------------------
                                       November 30,     November 30,
                                           2000             1999
                                       ------------     ------------
Net income                               $  11,126        $   9,222

Other comprehensive income (expense):
 Currency translation adjustments             (638)            (143)
 Unrealized holding loss on securities,
  net of tax ($620 and $149, respectively)    (998)            (211)
                                         ---------        ---------

Other comprehensive expense                 (1,636)            (354)

Total comprehensive income               $   9,490        $   8,868
                                         =========        =========







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


Note 2 - Inventories:

Inventories are summarized as follows:


                                     November 30,  August 31,
                                        2000          2000
                                     -----------   ----------
     Finished goods                  $   27,456    $   27,706
     Semi-finished goods                 20,260        18,742
     Work-in-process                     10,269        10,562
     Raw materials                       26,065        25,791
                                     ----------    ----------
                                     $   84,050    $   82,801
                                     ==========    ==========



Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims. The Company is currently a party to two unrelated lawsuits involving alleged infringement by third parties of patents owned by the Company relating to its IAB catheter and constant flow delivery pump products. The Company is also a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by a third party. Based upon information presently available to the Company, the Company believes it has valid and enforceable legal rights and/or adequate legal defenses with respect to these actions. Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any one or more of these actions would materially adversely effect the Company's reported results of operations in any future period cannot be predicted with certainty.


Note 4 - Accounting Policies:

Certain prior period information has been reclassified for comparative purposes.




                            Continued

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)


Note 4 - Accounting Policies: (Continued)

Financial Instruments:

Effective September 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the Company's financial statements or cash flows.

The carrying value of the Company's financial instruments approximates fair value. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where quoted market prices are not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques.

Note 5 - Business Acquisition:

On September 1, 1999, the Company completed the acquisition of Sometec, S.A., a French development company that has recently developed a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow, for approximately $11,000. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized over a period of 20 years. Intangible assets acquired are being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. Pro forma amounts are not presented as this acquisition has no material effect on the Company's results of operations or financial condition.

Note 6 - Special Charge:

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,208 after tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. (see footnote 5). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement



                            Continued

                    ARROW INTERNATIONAL, INC.
           Notes to Consolidated Financial Statements

            (In thousands, except per share amounts)
                           (Unaudited)

Note 6 - Special Charge: (Continued)

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

Note 7 - Segment Reporting:

The Company uses the "Management Approach" specified by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The management approach is based on the way management organizes the segments within the enterprise for making operating decisions and assessing performance. The Company operates as a single reportable segment. The Company operates in four main geographic regions, therefore, information by product category and geographic areas is presented below.

                       ARROW INTERNATIONAL, INC.
              Notes to Consolidated Financial Statements

               (In thousands, except per share amounts)
                              (Unaudited)


Note 7 - Segment Reporting: (Continued)

The following table provides quarterly information about the Company's sales by product category:

                       Quarter ended           Quarter ended
                     November 30, 2000       November 30, 1999
                    -------------------     ---------------------
                    Critical    Cardiac     Critical     Cardiac
                      Care       Care         Care        Care
                    --------    -------     --------     -------
Sales to external
  customers         $ 64,900   $ 12,400    $  63,900     $ 12,800


The following tables present quarterly information about geographic areas:

                               Quarter ended November 30, 2000
                  ---------------------------------------------------------
                  United  Asia and          Other
                  States  Africa   Europe  Foreign Eliminations Consolidated
                 -------- -------- ------  ------- ------------ ------------
Sales to unaffiliated
  customers      $ 60,321 $ 8,085  $6,347  $2,555    $  -        $   77,308

                               Quarter ended November 30, 1999
                  ----------------------------------------------------------
                  United  Asia and          Other
                  States  Africa   Europe  Foreign Eliminations Consolidated
                 -------- -------- ------  ------- ------------ ------------

Sales to unaffiliated
  customers      $ 57,992 $ 9,348  $7,293  $2,084    $  -        $   76,717


Export sales to unaffiliated customers were $7,673 and $7,948 for  the
three   months  ended  November  30,  2000  and  November  30,   1999,
respectively.


Note 8 - New Accounting Standards:

Recently, the FASB's Emerging Issue Task Force ("EITF") released Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires amounts charged to customers for shipping and handling be classified as revenue and provides further guidance in accounting for shipping and handling costs. This EITF Issue is effective for the fourth quarter of fiscal year 2001. The Company is currently evaluating the impact EITF Issue 00-10 will have on its financial statements, if any.

Note 9 - Subsequent Events:

As part of the Company's purchase of assets of the cardiac assist division of C.R. Bard, Inc. in December 1998, the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $5,000, $3,000 of which is planned to be paid in January 2001, with the remaining $2,000 payable over the next two years in eight quarterly installments of $250, commencing in April 2001.

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

                      Results of Operations

Three  Months  Ended November 30, 2000 Compared to  Three  Months
Ended November 30, 1999

Net sales for the first quarter of fiscal 2001 ended November 30, 2000 increased 0.8% to $77.3 million, compared with $76.7 million in the same period last year. Net sales represent gross sales invoiced to customers, less certain related charges, including freight costs, discounts, returns and other allowances. Sales of critical care products increased 1.6% to $64.9 million from $63.9 million in the comparable prior year period due primarily to additional unit shipments of central venous catheters. Sales of cardiac care products decreased to $12.4 million from $12.8 million, a decrease of 3.2% from the comparable fiscal 2000 period, principally as a result of lower international sales of intra-aortic balloon products and the increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries. International sales decreased by 7.5% to $24.7 million from $26.7 million in the same prior year period, principally as a result of the increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries. International sales represented 31.9% of net sales, compared to 34.8% in the comparable fiscal 2000 period. As a result of the increased strength of the U.S. dollar, net sales for the quarter decreased by $2.0 million.

Gross profit increased 0.7% to $41.7 million in the first quarter of fiscal 2001 from $41.4 million in the same period of fiscal 2000. As a percentage of net sales, gross profit was 53.9% in each of the three-month periods ended November 30, 2000 and 1999, respectively.

Research, development and engineering expenses increased by 13.4% to $6.1 million in the first quarter of fiscal 2001 from $5.4 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the first quarter of fiscal 2001 to 7.9%, compared to 7.0% in the same period in fiscal 2000, due primarily to increased clinical testing of the LionHeartT, the Company's Left Ventricular Assist System.

                    ARROW INTERNATIONAL, INC.


Selling, general and administrative expenses increased by 0.3% to $18.3 million during the first quarter of fiscal 2001 from $18.2 million in the same period of fiscal 2000 and decreased as a percentage of net sales to 23.7% in the first quarter of fiscal 2001 from 23.8% in the comparable period of fiscal 2000. Increased domestic sales and marketing expenses were offset by lower international expenses as a result of the increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries.

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. (see Note 5 of Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophagael probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk adjusted after tax discount rate of 22%. The research and development costs from these projects have commenced. Some of the net cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

                    ARROW INTERNATIONAL, INC.

Principally due to the above factors, operating income increased in the first quarter of fiscal 2001 by 19.5% to $17.3 million from $14.4 million in the comparable prior year period.

Other expenses (income), net, increased to $0.7 million of expense during the first quarter of fiscal 2001 from $0.5 million of expense in the comparable prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased during the first quarter of fiscal 2001 by 18.9% to $16.6 million from $14.0 million in the comparable prior year period. For the first quarter of fiscal 2001, the Company's effective income tax rate was 33.0%, a decrease from 34.0% in the same period of fiscal 2000, principally as a result of anticipated tax credits and completion of state tax audits.

Net income increased 20.7% to $11.1 million from $9.2 million in the comparable fiscal 2000 period. As a percentage of net sales, net income represented 14.4% during the three months ended November 30, 2000, compared to 12.0% in the comparable prior year period.

Basic earnings per common share were $.51 and $.40 in the first quarters of fiscal 2001 and 2000, respectively. Diluted earnings per share were $.50 and $.40 in the first quarters of fiscal 2001 and 2000, respectively. Weighted average common shares outstanding decreased to 22,001,538 in the first quarter of fiscal 2001 from 22,899,232 in the comparable prior year period as a result of the Company's previously announced share repurchase program, which remains in effect.


                 Liquidity and Capital Resources

For the three months ended November 30, 2000, net cash provided by operations was $13.0 million, a decrease of $8.0 million from the same period in the prior year, due primarily to higher accounts receivables. Accounts receivable, net of the allowance for doubtful accounts, increased by $4.5 million in the three months ended November 30, 2000, compared to a $0.6 million decrease in the same period in fiscal 2000. Accounts receivable, measured in average days sales outstanding during the period, was 92 days at November 30, 2000 and 83 days at November 30, 1999. The increase in accounts receivable was due primarily to sales to distributors that had extended payment terms.

Net cash used in the Company's investing activities decreased to $4.5 million in the three months ended November 30, 2000 from $17.9 million for the same period in fiscal 2000, due primarily to the additional cash used in connection with the Company's acquisition of Sometec S.A. in the first quarter of fiscal 2000.

Financing activities used $7.3 million of net cash in the three months ended November 30, 2000, due primarily to payments made against the Company's U.S. revolving credit facility. Financing activities provided $0.6 million in the same period in fiscal 2000,

                    ARROW INTERNATIONAL, INC.


primarily as a result of increased borrowing related to the Company's acquisition of Sometec S.A. and increased use of cash to purchase shares of the Company's common stock in the open market in connection with its previously announced share repurchase program. During the three months ended November 30, 2000, the Company did not purchase any shares of its common stock under this program. As of November 30, 2000, the Company has expended a total of $36.6 million to fund repurchases of a total of 1,223,400 shares of its common stock pursuant to this program.

As of November 30, 2000, the Company had U.S. bank credit facilities providing a total of $65.0 million in available revolving credit for general business purposes, of which $30.7 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $23.4 million, of which $10.6 million remained unused as of November 30, 2000. Combined borrowings under these facilities decreased $5.0 million and increased $11.9 million during the three months ended November 30, 2000 and 1999, respectively.

During the three month periods ended November 30, 2000 and 1999, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.0% and 24.4%, respectively.

As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 30, 2000, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $10.5 million mature at various dates through March 2001. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

As part of the Company's purchase of assets of the cardiac assist division of C.R. Bard, Inc. in December 1998, the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $5.0 million, $3.0 million, of which is planned to be paid in January 2001, with the remaining $2.0 million payable over the next two years in eight quarterly installments of $0.25 million, commencing in April 2001.

In October 2000, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity at its existing manufacturing and research facility in the Czech Republic. The approved spending includes amounts required for construction of the additional space as well as all equipment required to meet production needs at such space. This new construction commenced during the first quarter of fiscal 2001.

                    ARROW INTERNATIONAL, INC.


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

                    ARROW INTERNATIONAL, INC.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk:

Financial Instruments:

During the three month period ended November 30, 2000 and 1999, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.0% and 24.4%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce  the  effect  of  these foreign currency  risk  exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

At November 30, 2000, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through March 2001. The following table identifies forward exchange contracts to sell foreign currencies at November 30, 2000 and August 31, 2000 as follows:


                         November 30, 2000       August 31, 2000

                       Notional Fair Market    Notional Fair Market
                       Amounts     Value        Amounts   Value
                       -------- -----------    -------- -----------
Foreign currency: (U.S. Dollar Equivalents)

 Japanese yen           $3,638    $ 3,644       $2,813     $ 2,766
 Canadian dollars        1,509      1,500        1,586       1,597
 Greek drachmas          2,242      2,283        2,091       2,104
 Mexican peso            1,579      1,580        2,115       2,173
 African rand              470        449          923         932
 Czech koruna              995      1,008          -           -
                        -------   -------       ------     -------
                        $10,433   $10,464       $9,528     $ 9,572
                        =======   =======       ======     =======

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

          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:

               Exhibit 27      *Financial Data Schedule

               Exhibit 99.1    Cautionary Statement for Purposes
                               of the Safe Harbor Provisions of
                               the Private Securities Litigation
                               Reform Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended November 30, 2000.














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

                                        ARROW INTERNATIONAL, INC.
                                            (Registrant)



Date: January 12, 2001         By:  /s/ Frederick J. Hirt
                                    -----------------------------
                                            (signature)

                                      Frederick J. Hirt
                                      Vice President-Finance
                                      and Treasurer
                                      (Principal Financial Officer
                                       and Chief Accounting Officer)

                          EXHIBIT INDEX

Exhibit   Description
Number    of Exhibit                  Method of Filing
-------   ------------                ----------------

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

                          EXHIBIT 99.1

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     From time to time, in both written reports and in oral statements by our senior management, expectations and other statements are expressed regarding our future performance. These forward-looking statements are inherently uncertain and investors must recognize that events could turn out to be different than such expectations and statements. Key factors impacting our current and future performance are discussed in our Annual Report on Form 10-K for our fiscal year ended August 31, 2000 and other filings with the Securities and Exchange Commission (the "Commission"). In addition to such information in our Annual Report on Form 10-K and our other filings with the Commission, investors should consider the following risk factors in evaluating us and our business, as well as in reviewing forward-looking statements contained in our periodic reports filed with the Commission and in oral statements made by our senior management. Our actual results could differ materially from such forward-looking statements due to material risks, uncertainties and contingencies, including, without limitation, those set forth below.

Stringent Government Regulation

     Our products are subject to extensive regulation by the Food and Drug Administration (the "FDA") and, in some jurisdictions, by state, local and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. With the exception of one product, we have, to date, obtained FDA marketing clearance for our products only through the 510(k) premarket notification process. Certain of our products under development, including the LionHeartT, our Left Ventricular Assist System, and future applications, however, will require approval through the more vigorous Premarket Approval application ("PMA") process. The process of obtaining such clearances or approvals can be time consuming and expensive. We cannot assure you that the FDA will grant all clearances or approvals sought by us or that FDA review will not involve delays adversely affecting the marketing and sale of our products. We are also required to adhere to applicable regulations setting forth current Good Manufacturing
Practices, which require that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, we are required to comply with FDA requirements for labeling and promotion of our products. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. Many of the foreign countries where we conduct business have adopted medical device laws and regulations with similar substantive and enforcement provisions. Federal, state, local and foreign laws and regulations regarding the development, manufacture and sale of medical devices are subject to future changes. We cannot assure you that such changes will not have a material adverse effect on our business, financial condition and results of operations.

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