Form 10-Q
period 2001-02-28
ARROW INTERNATIONAL INC
filed 2001-04-13
CIK 886046

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the second quarter period ended February 28, 2001

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                                               Shares outstanding at April 11, 2001

Common Stock, No Par Value                                                       21,976,153

ARROW INTERNATIONAL, INC.

Form 10-Q Index

                                                                                                                                               Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at February 28, 2001

and August 31, 2000                                                                                                             3-4

Consolidated Statements of Income                                                                                   5-6

Consolidated Statements of Cash Flows                                                                           7-8

Consolidated Statements of Comprehensive Income                                                          9

Notes to Consolidated Financial Statements                                                                10-15

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations                                                                             16-22

Item 3. Quantitative and Qualitative Disclosures

About Market Risk                                                                                                             23-25

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                           26

Item 6. Exhibits and Reports on Form 8-K                                                                         27

Signature                                                                                                                                28

Exhibit Index                                                                                                                           29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ARROW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

                                          February 28,          August 31,

                                                 2001                     2000

ASSETS

Current assets:

  Cash and cash equivalents                                        $ 3,509                     $ 3,959

  Accounts receivable, net                                              79,197                     73,796

  Inventories                                                                      87,243                     82,801

  Prepaid expenses and other                                       19,292                     15,964

  Deferred income taxes                                                   4,168                       3,131

           Total current assets                                          193,409                   179,651

Property, plant and equipment:

           Total property, plant and equipment               233,041                   223,416

            Less accumulated depreciation                    (108,816)                (101,976)

                                                                                         124,225                  121,440

Goodwill, net                                                                     44,621                    40,996

Intangible and other assets, net                                     36,485                    39,153

Deferred income taxes                                                      4,592                       4,574

    Total other assets                                                        85,698                     84,723

   Total assets                                                        $      403,332            $     385,814

See accompanying notes to consolidated financial statements

Continued

ARROW INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS, Continued

(In thousands, except share amounts)

(Unaudited)

                                                                                             February 28,                 August 31,

                                                                                                   2001                            2000

LIABILITIES

Current liabilities:

    Current maturities of long-term debt                           $        8,678                $        8,400

    Notes payable                                                                        47,616                         52,081

    Accounts payable                                                                     9,238                           8,151

    Cash overdrafts                                                                        2,318                           1,195

    Accrued liabilities                                                                   11,607                           9,316

    Accrued compensation                                                            6,359                           8,049

    Accrued income taxes                                                              2,960                           2,409

        Total current liabilities                                                        88,776                         89,601

Long-term debt                                                                                600                               900

Accrued postretirement benefit obligation                             10,475                         10,109

Commitment and contingencies

SHAREHOLDERS' EQUITY

Preferred Stock, no par value;

    5,000,000 shares authorized;

    none issued                                                                                       -                                   -

Common Stock, no par value;

    50,000,000 shares authorized;

    issued 26,478,813 shares                                                   45,661                         45,661

Retained earnings                                                                  311,894                       291,870

    Less treasury stock at cost:

    4,501,020 and 4,477,910 shares,

    respectively                                                                           (46,046)                      (45,092)

Accumulated other comprehensive

    expense                                                                                   (8,028)                         (7,235)

    Total shareholders' equity                                                   303,481                       285,204

    Total liabilities and

        shareholders' equity                                                    $   403,332                  $  385,814

See accompanying notes to consolidated financial statements

ARROW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

                                                                                                  For the Three Months Ended

                                                                                                 February 28,             February 29,

                                                                                                        2001                           2000

Net sales                                                                            $           80,726            $         80,601

Cost of goods sold                                                                         37,582                       37,830

    Gross profit                                                                                   43,144                       42,771

Operating expenses:

    Research, development and engineering                                   6,121                        4,753

    Selling, general and administrative                                           18,884                       18,876

    Operating income                                                                       18,139                         19,142

Other expenses (income):

    Interest expense, net of amounts capitalized                               709                               589

    Interest income                                                                                (168)                            (139)

    Other, net                                                                                           215                              167

    Other expenses (income), net                                                         756                              617

Income before income taxes                                                            7,383                         18,525

Provision for income taxes                                                               5,737                           6,299

        Net income                                                                 $             1,646               $        12,226

Basic earnings per common share                                 $                 .53               $               .54

Diluted earnings per common share                               $                 .53               $               .54

Cash dividends per common share                                $               .065               $             .060

 Weighted average shares outstanding

    used in computing basic earnings

        per common share                                                          21,989,606                   22,540,498

Weighted average shares outstanding

     used in computing diluted earnings

         per common share                                                        22,110,690                     22,603,371

See accompanying notes to consolidated financial statements

ARROW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

                                                                                                     For the Six Months Ended

                                                                                                  February 28,         February 29,

                                                                                                        2001                        2000

Net sales                                                                                $       158,034        $      157,318

Cost of goods sold                                                                          73,232                   73,167

        Gross profit                                                                               84,802                   84,151

Operating expenses:

    Research, development and engineering                               12,211                   10,124

    Selling, general and administrative                                          37,187                    37,119

    Special charge                                                                                  -                           3,320

    Operating income                                                                      35,404                     33,588

Other expenses (income):

    Interest expense, net of amounts capitalized                           1,438                      1,052

    Interest income                                                                               (330)                       (288)

    Other, net                                                                                          307                         327

    Other expenses (income), net                                                     1,415                     1,091

Income before income taxes                                                         33,989                   32,497

Provision for income taxes                                                            11,217                   11,049

    Net income                                                                         $      22,772             $     21,448

Basic earnings per common share                                    $          1.04              $           .94

Diluted earnings per common share                                  $          1.03              $           .94

Cash dividends per common share                                   $          .125              $          .115

Weighted average shares outstanding

    used in computing basic earnings

        per common share                                                       21,995,605              22,719,865

Weighted average shares outstanding

    used in computing diluted earnings

        per common share                                                       21,122,190              22,751,302

See accompanying notes to consolidated financial statements

ARROW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

For the Six Months Ended
February 28, February 29,
2001 2000
Cash flows from operating activities:
Net income	$ 22,772	$ 21,448
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	7,834	7,736
Special charge	-	3,320
Amortization of intangible assets and goodwill	2,797	3,038
Deferred income taxes	(1,076)	(945)
Unrealized holding loss (gain) on securities	729	(585)
Other	560	210
Changes in operating assets and liabilities:
Accounts receivable, net	(6,116)	(4,234)
Inventories	(4,178)	(2,803)
Prepaid expenses and other	(2,949)	(660)
Accounts payable and accrued liabilities	2,738	179
Accrued compensation	(1,654)	128
Accrued income taxes	592	2,268
Total adjustments	(723)	7,652
Net cash provided by operating activities	22,049	29,100
Cash flows from investing activities:
Capital expenditures	(10,272)	(11,203)
Increase in intangible and other assets	(2,631)	(3,336)
Cash paid for business acquired, net	(3,000)	(11,980)
Net cash used in investing activities	(15,903)	(26,519)
Cash flows from financing activities:
(Decrease) Increase in notes payable	(3,533)	21,030
Principal payments of long-term debt	(340)	(315)
Increase in book overdrafts	1,123	175
Dividends paid	(2,640)	(2,519)
Proceeds from stock options exercised	59	25
Purchase of treasury stock	(1,013)	(18,950)
Net cash used in financing activities	(6,344)	(554)
Effect of exchange rate changes on cash
and cash equivalents	(252)	(230)
Net change in cash and cash equivalents	(450)	1,797
Cash and cash equivalents at beginning of year	3,959	3,939
Cash and cash equivalents at end of period	$ 3,509	$ 5,736

See accompanying notes to consolidated financial statements

Continued

ARROW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

(In thousands)

(Unaudited)

	For the Six Months Ended February 28, February 29, 2001 2000

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest (net of amounts capitalized)	$ 1,422	$ 1,052
Income taxes	$ 10,292	$ 9,493
Supplemental schedule of non cash investing and financing activities:
Estimated fair value of assets acquired,
net of cash acquired	$4,850	$ 14,289
Cash paid for assets, net of cash acquired,
of $0 and $386, respectively	3,000	11,980
Liabilities assumed	$ 1,850	$ 2,309

Cash paid for business acquired:
Working capital	$ -	$ (876)
Property, plant and equipment	180	54
Goodwill, intangible assets and in-process
research and development	2,820	13,188
	$ 3,000	$ 12,366

See accompanying notes to consolidated financial statements

ARROW INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)
	For the Three Months Ended February 28, February 29, 2001 2000

Net income	$ 11,646	$ 12,226
Other comprehensive income (expense):
Currency translation adjustments	846	(796)
Unrealized holding gain on foreign currency option contracts	172	-
Unrealized holding (loss) gain on securities,
net of tax ($109 and $(734), respectively)	(175)	1,181
Other comprehensive income (expense)	843	385
Total comprehensive income	$ 12,489	$ 12,611

	For the Six Months Ended February 28, February 29, 2001 2000

Net income	$ 22,772	$ 21,448

Other comprehensive income (expense):
Currency translation adjustments	208	(939)
Unrealized holding gain on foreign currency option contracts	172	-
Unrealized holding (loss) gain on securities, net of tax ($729 and $(585), respectively)	(1,173)	970
Other comprehensive income (expense)	(793)	31
Total comprehensive income	$ 21,979	$ 21,479

See accompanying notes to consolidated financial statements

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 1 - Basis of Presentation

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of Arrow International, Inc. (the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to the Stockholders for the fiscal year ended August 31, 2000.

Note 2 - Inventories

Inventories are summarized as follows:

	February 28, 2001	August 31, 2000
Finished goods	$ 29,958	$ 27,706
Semi-finished goods	18,821	18,742
Work-in-process	10,870	10,562
Raw materials	27,594	25,791
	$ 87,243	$ 82,801

Note 3 - Commitments and Contingencies

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims. The Company is currently a party to two unrelated lawsuits involving alleged infringement by third parties of patents owned by the Company relating to its intra-aortic balloon (IAB) catheter and constant flow delivery pump products. The Company is also a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by a third party. Based upon information presently available to the Company, the Company believes it has valid and enforceable legal rights and/or adequate legal defenses with respect to these actions.

Continued

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any one or more of these actions would materially adversely effect the Company's reported results of operations in any future period cannot be predicted with certainty. See "Note 9 - Subsequent Events."

Note 4 - Accounting Policies

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

Note 5 - Business Acquisitions:

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc. the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7,250 based on the achievement of certain milestones. The Company paid $2,250 in fiscal 2000 for achievement of milestones during that period. During the quarter ended February 28, 2001, Belmont achieved additional milestones. As a result, the Company paid $3,000 in January 2001. The remaining $2,000 is payable over the next two years in eight quarterly installments of $250, commencing in April 2001. The acquisition was accounted for using the purchase method of accounting.

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 6 - Special Charge:

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,208 after-tax or $0.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. in September 1999. The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk adjusted after tax discount rate of 22%. The research and development costs from these projects have commenced. Some cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

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

The following table provides quarterly information about the Company's sales by product category:

	Quarter ended February 28, 2001		Quarter ended February 29, 2000
	Critical Care	Cardiac Care	Critical Care	Cardiac Care

Sales to external customers	$ 65,600	$ 15,100	$ 66,600	$ 14,000

The following tables present quarterly information about geographic areas:

                                                                     Quarter ended February 28, 2001

                                            United       Asia and                        Other

                                             States         Africa         Europe    Foreign     Export     Consolidated

Sales to unaffiliated

customers                         $ 52,700     $ 8,900     $ 6,900     $ 2,500     $ 9,700       $ 80,700

                                                                    Quarter ended February 29, 2000

                                            United       Asia and                        Other

                                             States         Africa         Europe    Foreign     Export     Consolidated

Sales to unaffiliated

customers                         $ 52,000     $ 10,200     $ 6,900     $ 2,200     $ 9,300       $ 80,600

Continued

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 7 - Segment Reporting (Continued):

The following table provides year-to-date information about the Company's sales by product category:

	Six Months Ended February 28, 2001		Six Months ended February 29, 2000
	Critical Care	Cardiac Care	Critical Care	Cardiac Care

Sales to external customers	$130,500	$ 27,500	$ 130,500	$ 26,800

The following tables present year-to-date information about geographic areas:

The following tables present quarterly information about geographic areas:

                                                                     Six Months Ended February 28, 2001

                                            United       Asia and                        Other

                                             States         Africa         Europe    Foreign     Export     Consolidated

Sales to unaffiliated

customers                         $105,300   $17,900     $13,200     $ 5,000     $17,400    $ 158,000

                                                                    Six Months Ended February 29, 2000

                                            United       Asia and                        Other

                                             States         Africa         Europe    Foreign     Export     Consolidated

Sales to unaffiliated

customers                         $102,000     $ 19,500   $ 14,200   $ 4,300     $17,300   $  157,300

Note 8 - New Accounting Standards:

Recently, the FASB's Emerging Issue Task Force ("EITF") released Issue 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires amounts charged to customers for shipping and handling be classified as revenue and provides further guidance in accounting for shipping and handling costs. This EITF Issue is effective for the fourth quarter of fiscal 2001. The Company is currently evaluating the impact EITF Issue 00-10 will have on its financial statements, if any.

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

(In thousands, except per share amounts)

(Unaudited)

Note 9 - Subsequent Events:

As disclosed in Note 3 "Commitments and Contingencies", during the second quarter of fiscal 2001, the Company was a party to a lawsuit involving alleged infringement by a third party of a patent owned by the Company relating to its constant flow delivery pump products. On March 19, 2001, the Company and Medtronic, Inc. reached a settlement of this pending patent litigation (Civil Action No. CV-00-11271 PBS) in the United States District Court for the District of Massachusetts. The settlement also ends all litigation pending worldwide between the parties, including actions in Germany, Belgium, The Netherlands, and the European Patent Office. As part of the settlement, the Company has granted Medtronic a worldwide license under U.S. Patent No. 4,978,338 and its foreign counterparts. The Company does not expect this settlement to have a material adverse effect on its business, financial condition or results of operations.

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

Results of Operations

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

Net sales for the three months ended February 28, 2001 increased by $0.1 million, or 0.2%, to $80.7 million from $80.6 million in the same period last year. Net sales represent gross sales invoiced to customers, less certain related charges, including freight costs, discounts, returns and other allowances. Sales of critical care products decreased 1.5% to $65.6 million from $66.6 million in the comparable prior year period due primarily to decreased sales of central venous catheters. Cardiac care product sales increased to $15.1 million from $14.0 million, an increase of 7.9% from the comparable fiscal 2000 period, due primarily to increased sales of intra-aortic balloon ("IAB") products. International sales decreased by 2.1% to $28.0 million from $28.6 million in the same prior year period and represented 34.7% of net sales, compared to 35.5% in the comparable fiscal 2000 period, principally as a result of the increased strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries. The increased strength of the U.S. dollar reduced net sales for the quarter by $1.6 million.

During the second quarter of fiscal 2001, the Japanese Ministry of Health and Welfare decided to combine both double and triple lumen central venous catheters into one functional reimbursement category, effective as of February 1, 2001. During the three months ended February 28, 2001, the impact on the Company's sales and net income due to this change in Japanese reimbursement policy was immaterial.

Gross profit increased 0.9% to $43.1 million in the three months ended February 28, 2001 compared to $42.8 million in the same period of fiscal 2000. As a percentage of net sales, gross profit increased to 53.4% during the three months ended February 28, 2001 from 53.1% in the comparable prior year period, due primarily to increased production at the Company's lower cost international manufacturing facilities and a more profitable product and distribution mix.

ARROW INTERNATIONAL, INC.

Research, development and engineering expenses increased by 28.8% to $6.1 million in the three months ended February 28, 2001 from $4.8 million in the comparable prior year period due primarily to incremental research and development spending on the Arrow LionHeartTM, the Company's Left Ventricular Assist System. As a percentage of net sales, these expenses increased in the second quarter of fiscal 2001 to 7.6%, compared to 5.9% in the same period in fiscal 2000 due primarily to the aforementioned incremental spending on the LionHeartTM.

Selling, general and administrative expenses were $18.9 million in both of the three month periods ended February 28, 2001 and February 29, 2000. These expenses were also constant as a percentage of net sales at 23.4%.

Principally due to the above factors, operating income decreased in the second quarter of fiscal 2001 by 5.2% to $18.1 million from $19.1 million in the comparable prior year period.

Other expenses (income), net, increased to $0.8 million of expense in the second quarter of fiscal 2001 from $0.6 million in the comparable prior year period principally due to higher interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes decreased in the second quarter of fiscal 2001 by 6.2% to $17.4 million from $18.5 million in the comparable prior year period. For the second quarter of fiscal 2001, the Company's effective income tax rate was 33.0%, a decrease from 34.0% in the same period of fiscal 2000, principally as a result of anticipated tax credits and completion of tax audits.

Net income in the second quarter of fiscal 2001 decreased by 4.7% to $11.6 million from $12.2 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 14.4% in the three months ended February 28, 2001, compared to 15.2% in the comparable prior year period.

Basic and diluted earnings per common share were $0.53 and $0.54 in the second quarters of fiscal 2001 and 2000, respectively. Weighted average common shares outstanding used in computing basic earnings per common share decreased to 21,989,606 in the second quarter of fiscal 2001 from 22,540,498 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 21,110,690 in the second quarter of fiscal 2001 from 22,603,371 in the comparable prior year period. These changes are a result of the Company's previously announced share repurchase program, which remains in effect.

ARROW INTERNATIONAL, INC.

Six Months Ended February 28, 2001 Compared to Six Months Ended February 29, 2000

Net sales for the six months ended February 28, 2001 increased by $0.7 million, or 0.5%, to $158.0 million from $157.3 million in the same period last year. This increase was due primarily to increased sales of the Company's cardiac care products. Sales of critical care products were $130.5 million for both of the six month periods ended February 28, 2001 and February 29, 2000. Cardiac care product sales increased to $27.5 million from $26.8 million, an increase of 2.6% from the comparable prior year period, due primarily to a increase in unit shipments of IAB products, including the Company's new AutoCATTM IAB pump. International sales decreased by 4.7% to $52.7 million from $55.3 million in the same prior year period, and decreased to 33.3% of net sales for the six months ended February 28, 2001 from 35.2% in the comparable period of fiscal 2000, principally as a result of the increased strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, decreased net sales for the six month period ended February 28, 2001 by $3.6 million.

During the second quarter of fiscal 2001, the Japanese Ministry of Health and Welfare decided to combine both double and triple lumen central venous catheters into one functional reimbursement category, effective as of February 1, 2001. During the six months ended February 28, 2001, the impact on the Company's sales and net income due to this change in Japanese reimbursement policy was immaterial.

Gross profit increased 0.8% to $84.8 million in the six months ended February 28, 2001 compared to $84.2 million in the same period of fiscal 2000. As a percentage of net sales, gross profit increased to 53.7% during the six months ended February 28, 2001 from 53.5% in the comparable period of fiscal 2000 due primarily to increased production at the Company's lower cost international manufacturing facilities and to a more profitable product and distribution mix.

Research, development and engineering expenses increased by 20.6% to $12.2 million in the six months ended February 28, 2001 from $10.1 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the first half of fiscal 2001 to 7.7%, compared to 6.4% in the same period in fiscal 2000, primarily as a result of increased incremental research and development spending on the Arrow LionHeartTM, the Company's Left Ventricular Assist System.

Selling, general and administrative expenses increased by 0.2% to $37.2 million in the six months ended February 28, 2001 from $37.1 million in the comparable prior year period and were 23.5% as a percentage of net sales in both of the first half of fiscal 2001 and 2000.

ARROW INTERNATIONAL, INC.

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to business combinations accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk adjusted after tax discount rate of 22%. The research and development costs from these projects have commenced. Some of the net cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure you that they will be completed on schedule or once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects .

ARROW INTERNATIONAL, INC.

Principally due to the above factors, operating income increased in the first half of fiscal 2001 by 5.4% to $35.4 million from $33.6 million in the comparable period of fiscal 2000.

Other expenses (income), net, increased to $1.4 million of expense in the first half of fiscal 2001 from $1.1 million of expense in the same period of the prior fiscal year principally due to higher interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes increased in the first half of fiscal 2001 by 4.6% to $34.0 million from $32.5 million in the comparable prior year period. The Company's effective income tax rate decreased to 33.0% from 34.0% in fiscal 2000, principally as a result of anticipated tax credits and the completion of tax audits.

Net income increased 6.2% to $22.8 million in the six months ended February 28, 2001 from $21.4 million in the first half of fiscal 2000. As a percentage of net sales, net income represented 14.4% during the six months ended February 28, 2001 compared to 13.7% in the comparable period of fiscal 2000.

Basic earnings per common share were $1.04 and diluted earnings per common share were $1.03 in the six month period ended February 28, 2001. Basic earnings per common share increased 10.6%, or $.10 per share, and diluted earnings per common share increased 9.6%, or $.09 per share, from $.94 per share in the comparable prior year period primarily as a result of the above factors. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,995,605 in the first half of fiscal 2001 from 22,719,865 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 22,122,190 in the first half of fiscal 2001 from 22,751,302 in the comparable prior period. These changes are a result of the Company's previously announced share repurchase program, which remains in effect.

Liquidity and Capital Resources

For the six months ended February 28, 2001, net cash provided by operations was $22.0 million, a decrease of $7.1 million from the same period in the prior year, due to increased accounts receivable, inventory, and prepaid expenses. Accounts receivable net of the allowances for doubtful accounts, increased by $5.4 million in the six months ended February 28, 2001, compared to a $3.9 million increase in the same period of fiscal 2000. Accounts receivable, measured in days sales outstanding during the period, was 91 days at February 28, 2001 and 86 days at February 29, 2000.

ARROW INTERNATIONAL, INC.

The increase in accounts receivable was due primarily to sales to distributors that had extended payment terms. In addition, one of the Company's major U.S. distributors recently announced declining net sales, a significant net loss for the period reported and new loan agreements with its bankers. The Company has significant accounts receivable due from this distributor. Based on information presently available to the Company and the payment history of this distributor, the Company presently believes the receivables due from this distributor will be collected in the normal course of business. However, in the event some or all of these receivables become uncollectible, the Company's future results of operations could be materially adversely affected. The Company intends to monitor this situation closely to mitigate its future credit risk exposure. Inventories increased $4.4 million in the six months ended February 28, 2001 compared to a $2.3 million increase in the same period of fiscal 2000. These increased inventory levels are intended to ensure the Company meets anticipated sales demand. Prepaid expenses increased $3.3 million in the first half of fiscal 2001 from $16.0 million at August 31, 2000 due primarily to increases in prepaid pension and insurance costs.

Net cash used in the Company's investing activities decreased to $15.9 million in the six months ended February 28, 2001 from $26.5 million for the same period in fiscal 2000 due primarily to the additional cash used in connection with the Company's acquisition of Sometec in the first quarter of fiscal 2000.

As of February 28, 2001, the Company had U.S bank credit facilities providing a total of $65.0 million in available revolving credit for general purposes, of which $27.5 million remained unused. In addition, certain of the Company's foreign subsidiaries had revolving credit facilities totaling the U.S. dollar equivalent of $24.5 million, of which $14.4 million remained unused as of February 28, 2001. Combined borrowings under these facilities decreased $4.5 million and $20.7 million during the six months ended February 28, 2001 and February 29, 2000, respectively.

Financing activities used $6.3 million of net cash in the six months ended February 28, 2001, due primarily to payments made against the Company's U.S. revolving credit facility and dividend payments. Financing activities used $0.6 million in the same period in fiscal 2000, primarily as a result of increased borrowing related to the Company's acquisition of Sometec and increased use of cash to purchase shares of the Company's common stock in the open market in connection with its previously announced share repurchase program. During the six months ended February 28, 2001, the Company purchased 29,000 shares of its common stock under this program for $1.0 million. As of February 28, 2001, the Company has expended a total of $37.6 million to fund repurchases of a total of 1,252,400 shares of its common stock pursuant to this program.

During the six month periods ended February 28, 2001 and February 29, 2000, the Company's sales invoiced in currencies other than U.S. dollars was 22.3% and 24.2%, respectively.

ARROW INTERNATIONAL, INC.

As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange and foreign currency option contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward and option contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for trading or speculative purposes. As of February 28, 2001, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $11.2 million mature at various dates through July 2001 and a foreign currency option contract with a fair market value of $0.2 million matures at May 2001. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's effort in this regard will be successful.

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc. the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000 for achievement of milestones during that period. During the quarter ended February 28, 2001, Belmont achieved additional milestones. As a result, the Company paid $3.0 million in January 2001. The remaining $2.0 million is payable over the next two years in eight quarterly installments of $0.3 million, commencing in April 2001. The acquisition was accounted for using the purchase method of accounting.

In October 2000, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity at its existing manufacturing and research facility in the Czech Republic. The approved spending includes amounts required for construction of the additional space as well as all equipment required to meet production needs at such space. This new construction commenced during the first quarter of fiscal year 2001.

Based upon its present plans, the Company believes that operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, stock repurchases on the open market and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, overall effects of inflation and seasonality on the Company's business were not significant.

ARROW INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments:

During the six month periods ended February 28, 2001 and February 29, 2000, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.3% and 24.2%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ARROW INTERNATIONAL, INC.

At February 28, 2001, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through July 2001. The following table identifies forward exchange contracts to sell foreign currencies at February 28, 2001 and August 31, 2000 as follows:

	February 28, 2001		August 31, 2000
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value

Foreign currency: (U.S. Dollar Equivalents)
Japanese yen	$ 2,153	$ 2,134	$ 2,813	$ 2,766
Canadian dollars	1,970	1,954	1,586	1,597
Greek drachmas	2,425	2,443	2,091	2,104
Mexican peso	1,403	1,399	2,115	2,173
African rand	624	643	923	932
	$ 8,575	$ 8,573	$ 9,528	$ 9,572

At February 28, 2001, the Company also had forward exchange contracts to buy foreign currencies which mature at various dates through July 2001. The following table identifies forward exchange contracts to buy foreign currencies at February 28, 2001 and August 31, 2000 as follows:

	February 28, 2001		August 31, 2000
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value

Foreign currency: (U.S. Dollar Equivalents)
Czech koruna	$ 2,621	$ 2,666	$ -	$ -

ARROW INTERNATIONAL, INC.

During the three and six month periods ended February 28, 2001, the Company purchased foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. The Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1,000 per the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and six month periods ended February 28, 2001, the Company has recognized time value expense of $73 against net sales. The Company has the following foreign currency option contract at February 28, 2001, which matures at May 2001.

                                                                                February 28, 2001            August 31, 2000

                                                                             Premium  Fair Market     Premium   Fair Market

                                                                                Paid           Value              Paid          Value

Foreign currency: (U.S. Dollar Equivalents)

Japanese yen                                          $ 97           $ 157               $     -          $     -

ARROW INTERNATIONAL, INC.

PART II. OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

(a) The Company held its annual meeting of shareholders on January 17, 2001

(b) At the annual meeting, the following matters were voted upon: (i) the election of three directors (in connection with which (A) proxies were solicited pursuant to Regulation 14D under the Securities Exchange Act of 1934,

(B) there was no solicitation in opposition to management's nominees as listed in the proxy statement and (C) such nominees were elected); and

(ii) the ratification of the appointment of PricewaterhouseCoopers,

LLP as independent accountants of the Company for the current fiscal year.

With respect to the election of directors, votes were cast as follows:

                                                                             Carl G. Anderson, Jr.

                Votes for                                                              20,182,800

                Withheld                                                                      51,547

                                                                                          John E. Gurski

                Votes for                                                              20,172,800

                Withheld                                                                      61,547

                                                                                        Marlin Miller, Jr.

                Votes for                                                              20,176,950

                Withheld                                                                      57,397

    With respect to the other matter, votes were cast as follows:

                                                                 Ratification of the Appointment

                                                                      of Independent Accountants

                Votes for                                                              20,216,080

                Votes against                                                                3,740

                Abstentions                                                                 14,527

    There were no broker non-votes in respect of these matters.

ARROW INTERNATIONAL, INC.

Item 6. Exhibits and reports on Form 8-K

   (a)   Exhibits

        The following exhibits will be filed as part of this Form 10-Q:

                Exhibit 99.1         Cautionary Statement for Purposes

                                              of the Safe Harbor Provisions of the

                                              Private Securities Litigation Reform

                                              Act of 1995

   (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the

            quarter ended February 28, 2001.

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

                                                                                 ARROW INTERNATIONAL, INC.

                                                                                                      (Registrant)

Date: April 13, 2001                                                      By: /s/ Frederick J. Hirt

                                                                                                      (signature)

                                                                                              Frederick J. Hirt

                                                                                              Chief Financial Officer

                                                                                              Vice President-Finance and Treasurer

                                                                                              (Principal Financial Officer and

                                                                                              Chief Accounting Officer)

EXHIBIT INDEX
Exhibit	Description
Number	of Exhibit	Method of Filing

99.1	Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995	Page 30 of this report

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

Stringent Government Regulation

Our products are subject to extensive regulation by the Food and Drug Administration (the "FDA") and, in some jurisdictions, by state, local and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. With the exception of one product, we have, to date, obtained FDA marketing clearance for our products only through the 510(k) premarket notification process. Certain of our products under development, including the LionHeart™, our Left Ventricular Assist System, and future applications, however, will require approval through the more vigorous Premarket Approval application ("PMA") process. The process of obtaining such clearances or approvals can be time consuming and expensive. We cannot assure you that the FDA will grant all clearances or approvals sought by us or that FDA review will not involve delays adversely affecting the marketing and sale of our products. We are also required to adhere to applicable regulations setting forth current Good Manufacturing Practices ("GMP") which require that we manufacture our products and maintain our records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, we are required to comply with FDA requirements for labeling and promotion of our products. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on our business, financial condition and results of operations. Many of the foreign countries where we conduct business have adopted medical device laws and regulations with similar substantive and enforcement provisions. Federal, state, local and foreign laws and regulations regarding the development, manufacture and sale of medical devices are subject to future changes. We cannot assure you that such changes will not have a material adverse effect on our business, financial condition and results of operations.

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