Form 10-K
period 2001-08-31
ARROW INTERNATIONAL INC
filed 2001-11-21
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 1, 2001 was approximately $447,449,460.

        The number of shares of Registrant's Common Stock outstanding on November 1, 2001 was 21,850,468.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 16, 2002, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2001, are incorporated by reference in Part III of this report.

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

        Arrow's critical care products, which were originally introduced in 1977, accounted for 82.7%, 82.5% and 81.4% of net sales in fiscal 2001, 2000 and 1999, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; and Percutaneous Thrombolytic Devices ("PTD"), which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients. Many of the Company's vascular access catheters are treated with the ARROWg+ard(TM) or ARROWg+ard Blue Plus(TM) antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus(TM) is a stronger, longer lasting formulation OF ARROWg+ard(TM) and provides antimicrobial treatment of the interior lumens and hubs of each catheter.

        The Company's critical care product line also includes the implantable constant flow drug delivery pumps and a broad line of implantable vascular access ports used for the infusion of certain drugs over an extended period of time to treat cancer, other chronic diseases and chronic pain, as well as custom tubing sets to connect central venous catheters to blood pressure monitoring devices and drug infusion systems.

        Through its acquisition of Sometec, S.A., a French development company, in September 1999, the Company continued the expansion of its critical care product line by introducing a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow. This product, the HemoSonic(TM) 100, provides an innovative, ultrasound-based approach to hemodynamic monitoring.



                                       (2)

        Arrow's cardiac care products accounted for 17.3%, 17.5% and 18.6% of net sales in fiscal 2001, 2000 and 1999, respectively. These products include cardiac assist products, such as intra-aortic balloon pumps (IABP) and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. The newest of these products is the AutoCAT(TM), the Company's advanced automatic IABP which features AutoPilot(TM), a mode of operation that automatically selects operating parameters for optimal cardiac assist. The AutoCAT(TM) continuously monitors and selects the best signal from multiple electrocardiogram and arterial pressure sources to automatically adjust balloon inflation and deflation timing points. Other currently available pumps require manual intervention on the part of the clinician to switch signal sources and initiate balloon timing. The Company also distributes a new high performance 8 French intra-aortic balloon catheter. This balloon catheter, the Ultra 8(TM), is configured to enable it to be introduced through standard 8 French Cath Lab sheaths used for therapeutic interventions as well as through a separate balloon sheath. The Ultra 8(TM) provides faster inflation and deflation times than competitive catheters and has a larger central lumen that reduces the potential for aortic pressure waveform dampening and facilitates placement over standard size springwire guides.

        The Company's cardiac care product line also includes electrophysiology products, which are used primarily to map the electrical signals which activate the heart; the Berman(TM) Angiographic Catheter, which is used for pediatric cardiac angiographic procedures; and such other cardiac care products as the Super Arrow-Flex(TM) sheath, which provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. In addition, as further discussed below under "Research and Product Development," the Company currently has under development important new cardiac care products, including the Arrow LionHeart(TM), a fully implantable Left Ventricular Assist System ("LVAS") capable of taking over the entire work load of the left ventricle, and CorAide(TM), a non-pulsatile centrifugal flow ventricular assist device designed to be used for the treatment of congestive heart failure.

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

        In fiscal 2001, 2000 and 1999, 65.9%, 64.1% and 64.8%, respectively, of the Company's net sales were to U.S. customers. In this market, approximately 79.2% of the Company's fiscal 2001 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors.

        Internationally, the Company sells its products through eleven direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic and Slovakia. As of November 1, 2001, independent distributors in 87 additional countries service the remainder of the world.

        To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and a 65,000 square foot manufacturing and research facility in the Czech Republic. In fiscal 2001, the Company began construction of additional manufacturing space at its facility in the Czech Republic, which, when complete in December 2001, will double manufacturing capacity at that facility. The Company also leased 22,500 square feet of additional manufacturing space in Mexico during fiscal 2001.


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

        Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in the United States and in many other countries where the Company does business. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement such third party payors will pay to hospitals, other medical institutions and physicians for particular products, procedures or treatments. The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets in the U.S. where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company presently believes that this emphasis has increased the importance of competitive prices and may continue to reduce the U.S. growth rate for certain of the Company's products. The Company also continues to face pricing pressures in certain product lines in European markets as governments strive to curtail increases in health care costs. The Company anticipates that the U.S. Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. No assurance can be given that any such reforms will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac care with the acquisition of Kontron Instruments and supplemented this acquisition with its acquisition of the cardiac assist division of C.R. Bard, Inc. The Company's acquisition of Therex, augmented by its acquisition of the Strato/Infusaid implantable constant flow drug delivery pump product line, provided


                                       (4)
it with a product offering of implantable drug delivery devices. The Company's acquisition of Sometec enabled it to introduce to the market its innovative ultrasound hemodynamic monitoring device.

        Research and development expenses totaled $25.2 million (7.5% of net sales), $19.8 million (6.1% of net sales) and $20.3 million (6.8% of net sales) in fiscal 2001, 2000 and 1999, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

        In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term LVAS. Although LVASs are currently used to provide short-term cardiac assist to patients awaiting heart transplants, the Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient left ventricular heart function. In contrast to currently marketed LVASs, the Arrow LionHeart(TM), the LVAS currently under development by the Company, is not intended as a bridge-to-heart transplant, but is designed, upon receipt of necessary regulatory approvals, to serve as a long-term cardiac assist device for certain patients. The Arrow LionHeart(TM) has been in development for over sixteen years and has undergone extensive preclinical studies and testing. The Company believes that its Arrow LionHeart(TM) LVAS, which is capable of taking over the entire workload of the left ventricle, represents a significant advance in mechanical circulatory assist technology. Because the Arrow LionHeart(TM) is the first fully implantable "destination therapY" device, the ability of the patient to experience an improved quality of life for an extended period of time may be enhanced. The device has no lines or cables protruding through the skin to power the system, thus eliminating a potential source of infection. It is fully implanted in the body and does not replace the heart, but assists in the pumping function of the heart's left ventricle. The device is electrically driven by a wearable battery pack that transmits power non-invasively through the skin to charge internal batteries and power the blood pump. In addition, the Arrow LionHeart(TM) enables patients to experience limited periods of untethered movement with energy supplied from rechargeable batteries implanted as part of the device.

        In fiscal 1997, the Company began long-term durability testing of the LionHeart(TM). The Company conducted animal trials of the device in fiscal 1999. The first human implant of the LionHeart(TM) took place in Germany in October 1999 as part of an ongoing European clinical investigation, sponsored by the Company, to demonstrate the safety and performance of the LionHeart(TM) for the purpose of obtaining a European Conformity (CE) mark.

        On February 8, 2001, the Company received U.S. Food and Drug Administration (FDA) approval under an Investigational Device Exemption (IDE) to begin Phase I human clinical trials in the United States of the LionHeart(TM). The Phase I trial was initially limited to seven patients at up to five U.S. sites. On February 28, 2001, the Company announced the first United States human implant of the LionHeart(TM) under the IDE. By August 1, 2001, the Company had enrolled all seven U.S. patients in the Phase I U.S. feasibility trial authorized in February under the IDE.






                                       (5)

        On September 28, 2001, the FDA deferred the Company's request to expand this Phase 1 trial to an additional seven patients, suggesting that patient inclusion and exclusion criteria be reviewed and requesting clarification on two issues of device function. The Company's meeting with the FDA on October 12, 2001 determined the additional information required by the FDA to resume the Phase I U.S. trial of the LionHeart(TM) with healthier patients. The Company has recently provided this information to the FDA, whose response is expected in December 2001. Discussion of the nature of the pivotal Phase II trial will be ongoing with respect to end points and the appropriate number of patients. Based on its discussions with the FDA, the Company believes that a randomized trial is not appropriate or necessary.

        The Company's European clinical trial of the LionHeart(TM) continues and, on November 1, 2001, the Company announced an additional implant of the LionHeart(TM) in Pavia, Italy bringing the total number of patients who have received the LionHeart(TM) in Europe to 15 and the number of sites in Europe which have implanted the device to five, with two additional European sites trained and currently screening prospective patients. The European trial protocol presently limits the device to patients that are ineligible for heart transplant due to age or health history. The protocol is now being expanded to include patients eligible for heart transplant, but unlikely to receive a transplant due to the shortage of donor hearts. The Company believes the LionHeart(TM) has the potential of improving the quality of life for this group without the risks of driveline infection associated with currently available bridge-to-transplant devices.

        Based on the current status of the Arrow LionHeart(TM) program, the Company believes that the CE mark required for European sale can be achieved early in the 2002 calendar year and that a Phase II U.S. trial can begin in the first half of the new year.

        On April 18, 2001, the Company entered into an agreement with The Cleveland Clinic Foundation ("CCF") for the exclusive license of CCF's patents in the field of non-pulsatile centrifugal flow ventricular assist devices for the treatment of congestive heart failure and a related agreement for continued research and development on the CorAide(TM) ventricular assist device that had been a joint development effort of CCF and the National Institute of Health.

        The CorAide(TM) device utilizes a unique magnetically suspended flow pumping mechanism that uses the moving blood as its lubricating system. Arrow considers the CorAide(TM) device to be one of the most promising continuous flow bridge-to-transplant devices currently in development and believes it may represent a future generation permanent ventricular assist device if human organ systems prove to be adaptable to non-pulsatile blood flow over a long period of time. In IN VIVO trials to date, the CorAide(TM) device has shown excellent performance without the use of anticoagulant drug therapy. Moreover, its smaller size, low power requirements and lower cost relative to other ventricular assist devices currently under development provide a promising approach for bridge-to-transplant patients.




                                       (6)

        The initial goal of the new joint CCF/Arrow development program is to commence human clinical trials of the device with patients needing ventricular support prior to receiving a donor heart. These trials should provide better understanding of human tolerance for non-pulsatile flow devices. The development program presently anticipates beginning human clinical trials in Europe by the end of calendar year 2002.

        The Company believes the CorAide(TM) development program is complimentary to its ongoing program to develop and market the Arrow LionHeart(TM) LVAS.

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

        In recent years, the Company had conducted research to determine whether the use of microwave energy catheters for the ablation of cardiac tissue responsible for ventricular tachycardia represented a potentially more effective treatment for ventricular tachycardia than currently marketed radio frequency ablation catheters. Based on the results of this research, the Company elected to discontinue this research program during fiscal 2000. The Company is continuing to evaluate the technological feasibility of liver ablation using this technology.

        During the fourth quarter of fiscal 2000, the Company received approval to begin separate U.S. and European trials of the Company's Percutaneous Thrombolytic Device for the treatment of deep vein thrombosis. The Deep Vein Thrombosis study is a feasibility study involving three clinical sites and a total of ten patients. The primary objective of the study is to determine the initial safety and feasibility of the Percutaneous Thrombactomy Device for the treatment of iliofemoral deep vein thrombosis. As of November 1, 2001, there are two patients enrolled in the study, the first of whom was enrolled in February 2001. An additional four patients are enrolled in the European clinical trial.

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



                                       (7)

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

        In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its Arrow-Howes(TM) Multi-Lumen Catheters and antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. The Company has in the past granted rights in certain patents relating to its Arrow-Howes(TM) Multi-Lumen Catheters to others in consideration for royalty payments. The Company's U.S. patent for its Quick Flash(R) Radial Artery Catheter expired on November 5, 2001. Although it is possible that the Company will face new competition in this market, based on information currently available to it, the Company does not presently believe that any such new competition will have a material adverse effect on the Company's business, financial condition or results of operations for the foreseeable future. All other existing patents owned by or licensed to the Company relating to any of its major products expire after fiscal 2002.

        From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. The Company is currently a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by a third party. Based upon information presently available to the Company, the Company believes it has adequate legal defenses with respect to these actions. Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.


                                       (8)

        On March 19, 2001, the Company and Medtronic, Inc. reached a settlement of pending patent litigation (Civil Action No. CV-00-11271 PBS) in the United States District Court for the District of Massachusetts. The settlement also ends all litigation pending worldwide between the parties, including actions in Germany, Belgium, The Netherlands, and the European Patent Office. As part of the settlement, the Company has granted Medtronic a worldwide license under U.S. Patent No. 4,978,338 and its foreign counterparts. This settlement has not had, and is not expected to have in the future a material adverse effect on the Company's business, financial condition or results of operations.

        On August 17, 2001, the United States District Court for the District of New Jersey granted Datascope Corp.'s motion for summary judgment in its declaratory judgment lawsuit that certain claims of the Company's U.S. Patent No. Re. 34,993 relating to its IAB catheter were invalid and that Datascope did not infringe other claims of that patent which remain valid. This judgment does not result in any liability to Arrow and is not expected to have any material adverse effect on the Company's business, financial condition or results of operations.

        Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW(R) and certain other trademarks.

        GOVERNMENT REGULATION

        As a developer, manufacturer and marketer of medical devices, the Company is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory agencies in jurisdictions in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of marketing clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

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




                                       (9)

        In the early to mid 1990's, the review time by the FDA to clear medical devices for commercial release lengthened and the number of marketing clearances and approvals decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process for new medical products. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FDA review process will not continue to delay the Company's introduction of new products in the U.S. in the future. In addition, many foreign countries have adopted more stringent regulatory requirements which also have added to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance or approval for the Company's new product offerings could have a material adverse effect on the Company's business, financial condition or results of operations.

        COMPETITION

        Arrow faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, including companies with greater financial and other resources. In addition, in response to increased concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products compete primarily on the basis of product differentiation, product quality and cost-effectiveness, and that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting the Company to respond more effectively to competitive pricing in an environment where its ability to increase prices is limited.

        ENVIRONMENTAL COMPLIANCE

        The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storing and disposal of materials, which are classified as hazardous. In 1991, the U.S. Environmental Protection Agency ("EPA") made a formal request to the Company for information about wastes which may have been disposed of at a landfill site ("Site") located near Reading, Pennsylvania. The Site, which was closed in 1986, is a former municipal waste disposal landfill that was added to the National Priorities List ("NPL"), as authorized by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), in 1989. In 1997, the EPA advised the Company that the agency regarded the Company to be a potentially responsible party ("PRP") with respect to environmental contamination associated with the Site. In 1998, the EPA advised the Company that the agency regarded the Company to be a DE MINIMIS party (a party whose alleged contribution of waste materials to the Site is minimal in terms of volume and toxicity), and was eligible for a DE MINIMIS settlement under CERCLA. In January 2000, this matter was settled by the Company without any material adverse effect on its business, financial condition or results of operations.




                                      (10)

        In a separate matter, in 1989, the Company was notified that it was among the PRPs under CERCLA for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility located in Maryland. In August 2001, the Company was invited by the EPA to enter into a proposed global consent decree for DE MINIMIS parties with the United States District Court for the District of Maryland, which, if approved, would resolve the Company's potential liability with respect to the facility on a DE MINIMIS basis. The Company has indicated its interest in entering into such a DE MINIMIS settlement, but currently has no knowledge as to when the proposed consent decree will be presented to the court or when it may be approved.

        The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make capital and operational expenditures for protection of the environment, it does not anticipate that these expenditures will have a material adverse effect on its business, financial condition or results of operations.


        PRODUCT LIABILITY AND INSURANCE

        The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability. The Company's products are often used in surgical and intensive care settings with seriously ill patients. While the Company believes that, based on claims made against the Company in the past, the amount of product liability insurance maintained by the Company has been adequate, there can be no assurance that such insurance will be available or in an amount sufficient to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, reputation, its ability to attract and retain customers for its products and its results of operations.


        EMPLOYEES

        As of November 1, 2001, Arrow had 3,273 full-time employees. All of the Company's hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in September 2003. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.








                                      (11)

        EXECUTIVE OFFICERS

        The executive officers of the Company and their ages and positions as of November 1, 2001 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.


        Name                           Age               Current Position
        ----                           ---               ----------------

        Marlin Miller, Jr.              69               Chairman and Chief Executive Officer

        Philip B. Fleck                 57               President and Chief Operating Officer

        Paul L. Frankhouser             56               Executive Vice President

        Frederick J. Hirt               53               Vice President-Finance, Chief Financial
                                                           Officer and Treasurer

        T. Jerome Holleran              65               Secretary

        Carl N. Botterbusch             38               Vice President and General Manager,
                                                           Cardiac Assist Division

        Thomas D. Nickel                62               Vice President-Regulatory Affairs
                                                           and Quality Assurance

        Scott W. Hurley                 43               Controller

      Mr. Miller has served as Chief Executive Officer and a director of the Company since it was founded in 1975. He served as President from 1975 to January 1999. Mr. Miller is also President and a director of Arrow Precision Products, Inc. ("Precision"), a corporation controlled by principal shareholders of the Company. Precision is in the process of liquidation and, in fiscal 2001, Mr. Miller devoted none of his time to Precision. He is a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

      Mr. Fleck has served as President of the Company since January 1999. From June 1994 to January 1999, he served as Vice President - Research and Manufacturing of the Company. From 1986 to June 1994, Mr. Fleck served as Vice President - Research and Engineering of the Company. From 1975 to 1986, Mr. Fleck served as Engineering Manager of the Company.

      Mr. Frankhouser has served as Executive Vice President of the Company since January 1999. He served as Vice President-Marketing of the Company from 1986 until January 1999. From 1980 to 1986, Mr. Frankhouser served as Manager of Marketing of the Company.

      Mr. Hirt has served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company since August 1998. Prior to joining the Company, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., from 1980 to 1998, where he most recently served as Vice President, Accounting and Reporting.

      Mr. Holleran has served as Secretary and a director of the Company since its founding in 1975 and, until September 1997, also served as a Vice President. From July 1996, Mr. Holleran served as President and Chief Executive Officer of Precision Medical Products, Inc., a former subsidiary of Precision, which manufactures and markets certain non-catheter medical products and was sold on August 29, 1997 to certain employees of Precision, including Mr. Holleran. He is now the Chairman


                                      (12)
and Chief Executive Officer of Precision Medical Products, Inc. From February 1986 to September 1997, Mr. Holleran was also Vice President, Chief Operating Officer and a director of Precision. From 1991 to 1996, Mr. Holleran served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products, until the sale in June 1996 of a portion of the Endovations business to the Company and the remainder to an unrelated third party.

      Mr. Botterbusch has served as Vice President and General Manager of the Company's Cardiac Assist Division since July 17, 2001. From January 1999 to March 2001, Mr. Botterbusch served as Vice President, Research and Engineering of the Company. He served as Manager, Product Development, Research and Engineering from 1993 to January 1999, as Group Leader, Research and Development from 1987 to 1993 and, from 1985, when he joined the Company, to 1987, as a Project Engineer of the Company.

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

        Other major properties owned by the Company include a 165,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and a 65,000 square foot manufacturing and research facility in the Czech Republic, at which, as discussed under Item 1. "Business: Sales and Marketing," the Company is constructing additional manufacturing space.

        In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts, a 12,000 square foot manufacturing facility in Walpole, Massachusetts, a 7,700 square foot sales office and distribution center in Woburn, Massachusetts, and a 22,500 square foot manufacturing facility in Camargo, Mexico. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain and Greece, sales office space in Mexico and warehouse space in California.

        The Company considers all of its facilities to be in good condition and adequate to meet the present and reasonably foreseeable needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS:

         The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and, except as set forth under "Item 1. Business: Patents, Trademarks, Regulatory Rights and Licenses", that the ultimate outcome of these actions would not have a material adverse effect on the Company's business, financial condition or results of operations.


                                      (13)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2001 through the solicitations of proxies or otherwise.


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

Quarter Ended                High                Low               Dividends
=============              ==================================================

August 31, 2001               39.4000            34.7600           $.065
May 31, 2001                  38.2500            34.8750            .065
February 28, 2001             39.2500            34.1250            .065
November 30, 2000             40.3125            35.4375            .060

August 31, 2000               37.1250            31.8750           $.060
May 31, 2000                  39.6250            28.5625            .060
February 29, 2000             39.5000            25.8750            .060
November 30, 1999             30.0625            23.7500            .055

        As of November 1, 2001, there were approximately 612 registered shareholders of the Company's common stock.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data for the years ended August 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 2001 and 2000 and for each of the three years in the period ended August 31, 2001, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere herein. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere herein.





                                      (14)


                                                          2001         2000         1999         1998          1997
                                                       -----------  -----------  -----------   ----------   -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF INCOME DATA:

Net sales                                              $   334,042  $    325,714 $    300,318  $   265,314  $   250,059
Cost of goods sold                                         158,573       156,107      143,953      118,780      115,240
     Gross profit                                          175,469       169,607      156,365      146,534      134,819
Operating expenses
     Research, development and engineering                  25,209        19,771       20,335       18,393       15,871
     Selling, general, and administrative                   78,499        74,921       71,091       62,672       57,185
     Special charges*                                           -          3,320       12,819       36,249           -
       Total operating expenses                            103,708        98,012      104,245      117,314       73,056
Operating income                                            71,761        71,595       52,120       29,220       61,763
Other expenses (income), net                                 2,291         2,145       (3,221)       1,638        2,031
Income before income taxes                                  69,470        69,450       55,341       27,582       59,732
Provision for income taxes                                  22,925        23,266       19,646       19,010       22,997
                                                       -----------  ------------ ------------  -----------  -----------

Net income                                             $    46,545  $     46,184 $     35,695  $     8,572  $    36,735
                                                       ===========  ============ ============  ===========  ===========

Basic earnings per common share                        $      2.12  $       2.06 $       1.54  $      0.37  $      1.58
                                                       ===========  ============ ============  ===========  ===========

Diluted earnings per common share                      $      2.10  $       2.05 $       1.54  $      0.37  $      1.58
                                                       ===========  ============ ============  ===========  ===========

Cash dividends per common share                        $      .255  $       .235 $       .215  $      .195  $      .175

Weighted average shares used in computing
   basic earnings per common share                          21,995        22,451       23,195       23,225       23,227

Weighted average shares used in computing
   diluted earnings per common share                        22,120        22,519       23,195       23,225       23,227


BALANCE SHEET DATA:

Working capital                                        $   125,556       $90,050  $   107,901  $    98,826  $    81,460
Total assets                                               417,710       385,814      358,333      324,116      320,373
Notes payable and current maturities of
     long-term debt                                         50,722        60,481       33,272       30,252       24,653
Long-term debt, excluding current maturities                   600           900       11,105       11,686       12,043
Shareholders' equity                                       326,089       285,204      278,167      247,868      245,917

Certain prior period amounts in the table above have been reclassified to conform to the fiscal 2001 presentation (see Note 1 of the Notes to Consolidated Financial Statements).

* See Note 2 of the Notes to Consolidated Financial Statements for the fiscal 1999 and 2000 special charges. In the fourth quarter of fiscal 1998, in accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company recorded a non-cash pre-tax special charge of $36,249 ($31,960 after tax or $1.38 per basic and diluted common share) to write down to fair value certain goodwill and intangible assets.



                                      (15)

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


                              RESULTS OF OPERATIONS

The following table presents for the three years ended August 31, 2001 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period percentage changes in the dollar amounts of the respective line items.


                                                                                            Period-to-Period
                                                Percentage of Net Sales                     Percentage Change
                                          ---------------------------------         ---------------------------------
                                                                                     2001         2000          1999
                                                 Year Ended August 31,                vs           vs            vs
                                          ---------------------------------
                                           2001          2000         1999           2000         1999          1998
                                          -------      -------       ------         ------       -------      -------

Net sales                                   100.0%      100.0%        100.0%          2.6%         8.5%         13.2%
Gross profit                                 52.5         52.1         52.1           3.5          8.5           6.7
Operating expenses:
     Research, development and
          engineering                         7.5          6.1          6.8          27.5         (2.8)         10.6
     Selling, general and
          administrative                     23.5         23.0         23.6           4.8          5.4          13.4
     Special charges                           -           1.0          4.3        (100.0)       (74.1)        (64.6)
                                          -------      -------       ------        -------      -------       -------
Operating income                             21.5         22.0         17.4           0.2         37.4          78.4
Other expenses (income), net                  0.7          0.7         (1.0)          6.9       (166.6)          *
Income before income taxes                   20.8         21.3         18.4            -          25.5         100.6
Provision for income taxes                    6.9          7.1          6.5          (1.5)        18.4           3.3
                                          -------      -------       ------        -------      ------        ------
Net income                                   13.9         14.2         11.9           0.8         29.4         316.4


Certain prior period amounts in the table above have been reclassified to conform to the fiscal 2001 presentation (see Note 1 of the Notes to Consolidated Financial Statements).


* Not a meaningful comparison



                                      (16)

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales increased by $8.3 million, or 2.6%, to $334.0 million in fiscal 2001 from $325.7 million in fiscal 2000. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Sales of critical care products increased 2.8% to $276.1 million from $268.7 million in fiscal 2000, due primarily to increased shipments of central venous and special catheters. Sales of cardiac care products increased 1.6% to $57.9 million from $57.0 million in fiscal 2000, due primarily to increased shipments of intra-aortic balloon ("IAB") pump products. International sales decreased by $3.0 million, and represented 34.1% of net sales in fiscal 2001, compared to 35.9% in the prior year, principally as a result of the increased strength of the U.S. dollar, which reduced sales by $7.3 million for fiscal 2001 when compared to the prior fiscal year.

For the fiscal year ended August 31, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10 which requires that freight expense be classified in the Company's income statement as a cost of sales. Previously, the Company had accounted for freight charges as primarily a reduction of net sales and in some cases as marketing expense.

Gross profit increased 3.5% to $175.5 million in fiscal 2001 from $169.6 million in fiscal 2000 due primarily to increased sales volume. As a percentage of net sales, gross profit was 52.5% in fiscal 2001 compared to 52.1% in fiscal 2000, due primarily to more efficient manufacturing during the periods in which the inventory sold was produced and higher margins on special catheters.

Research, development and engineering expenses in fiscal 2001 increased by 27.5% to $25.2 million from $19.8 million in fiscal 2000. As a percentage of net sales, these expenses increased to 7.5% in fiscal 2001, compared to 6.1% in fiscal 2000, due primarily to $5.6 million of incremental research and development spending on the Arrow LionHeart(TM), LVAS, and CorAide(TM), the Company's joint research and development program with CCF. See "Item 1.
Business - Research and Product Development."

Selling, general and administrative expenses increased by 4.8% to $78.5 million during fiscal 2001 from $74.9 million in the previous year, and were 23.5% of net sales in fiscal 2001 compared to 23.0% in fiscal 2000. The increase was due primarily to increased legal expenses relating to patent litigation matters. See "Item 1. Business - Patents, Trademarks, Proprietary Rights and Licenses."

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. (see Notes 2 and 3 of Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry



                                      (17)
measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk-adjusted after-tax discount rate of 22%. The research and development costs from these projects have commenced. Some cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

Principally due to the above factors, operating income increased 0.2% to $71.8 million in fiscal 2001 from $71.6 million in fiscal 2000.

Other expenses (income), net, increased to $2.3 million of expense in fiscal 2001 from $2.1 million of expense in fiscal 2000. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Aggregate foreign exchange losses in fiscal 2001 were $0.4 million and in fiscal 2000 aggregate foreign exchange gains were $0.1 million, including gains relating to foreign currency contracts of $0.4 million in fiscal 2001 and losses of less than $0.1 million in fiscal 2000.

As a result of the factors discussed above, income before income taxes was $69.5 million for both fiscal 2001 and 2000. In fiscal 2001, the Company reduced its annual effective tax rate to 33.0% from 33.5% in fiscal 2000 due to anticipated research and development tax credits.

Net income in fiscal 2001 increased by 0.8% to $46.5 million from $46.2 million in fiscal 2000. As a percentage of net sales, net income represented 13.9% in fiscal 2001 compared to 14.2% in the previous year.

Basic earnings per common share were $2.12 and diluted earnings per common share were $2.10 in fiscal 2001. Basic earnings per common share increased 2.9% in fiscal 2001, or $.06 per share, from $2.06 per common share in fiscal 2000. Diluted earnings per common share increased 2.4% in fiscal 2001, or $.05 per share, from $2.05 per share in the prior year primarily as a result of the above factors. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,995,394 in fiscal 2001 from 22,450,581 in the prior year. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 22,120,367 in fiscal 2001 from 22,518,928 in the prior year. These decreases are a result of the Company's previously announced share repurchase program, which remains in effect, partially offset by the Company's issuance during fiscal 2001 of 25,000 shares from treasury to CCF as a pre-paid royalty for the rights granted to the Company by CCF under the Company's license agreement with CCF. (See "Item 1. Business-Research and Product Development")




                                      (18)

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales increased by $25.4 million, or 8.5%, to $325.7 million in fiscal 2000 from $300.3 million in fiscal 1999. Sales of critical care products increased 9.9% to $268.7 million from $244.5 million in fiscal 1999, due primarily to increased shipments of central venous and special catheters. Sales of cardiac care products increased 2.2% to $57.0 million from $55.8 million in fiscal 1999, due primarily to increased shipments of IAB pump products. International sales increased by $11.2 million, and represented 35.9% of net sales in fiscal 2000, compared to 35.2% in the prior year, principally as a result of growth in shipments of central venous catheter products and IAB pump and catheter products. The percentage of net sales attributable to the Company's direct sales force decreased in fiscal 2000 to approximately 73.4% compared to approximately 75.1% in fiscal 1999.

For the fiscal year ended August 31, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10 which requires that freight expense be classified in the Company's income statement as a cost of sales. Previously, the Company had accounted for freight charges as primarily a reduction of net sales and in some cases as marketing expense.

Gross profit increased 8.5% to $169.6 million in fiscal 2000 from $156.4 million in fiscal 1999 due primarily to increased sales volume. As a percentage of net sales, gross profit was 52.1% in both fiscal 2000 and 1999.

Research, development and engineering expenses in fiscal 2000 decreased by 2.8% to $19.8 million from $20.3 million in fiscal 2000. As a percentage of net sales, these expenses decreased to 6.1% in fiscal 2000, compared to 6.8% in fiscal 1999, due primarily to decreased spending in the development of experimental and custom products.

Selling, general and administrative expenses increased by 5.4% to $74.9 million during fiscal 2000 from $71.1 million in the previous year, and were 23.0% of net sales in fiscal 2000 compared to 23.6% in fiscal 1999. The increase was due primarily to increased amortization expense related to the Company's acquisition of Sometec, S.A. in September 1999 and the cardiac assist division of C.R. Bard, Inc. in December 1998.

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. (see Note 2 and 3 of Notes to Consolidated Financial Statements). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing


                                      (19)
the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk-adjusted after-tax discount rate of 22%. The research and development costs from these projects have commenced. Some cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

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

In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 1999, the Company determined that the decline in the fair value of its investment in Cardiac Pathways Corporation was other than temporary. Accordingly, the Company established a new basis in the investment at $0.4 million, equivalent to its fair market value. As a result, the Company realized a special charge of $8.7 million before tax, $5.6 million after tax or $0.24 per basic and diluted common share.

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



                                      (20)

As a result of the factors discussed above, income before income taxes increased in fiscal 2000 by 25.5% to $69.5 million from $55.3 million in fiscal 1999. In fiscal 2000, the Company reduced its annual effective tax rate to 33.5% from 35.5% in fiscal 1999 due to final disposition of tax audits.

Net income in fiscal 2000 increased by 29.4% to $46.2 million from $35.7 million in fiscal 1999. As a percentage of net sales, net income represented 14.2% in fiscal 2000 compared to 11.9% in the previous year. During the third quarter of fiscal 2000, the Company completed a study of its fixed asset lives. The study indicated that actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of property, plant and equipment, effective March 1, 2000. The majority of the change in depreciation related to manufacturing equipment. The change in depreciation expense related to manufacturing equipment was included in inventory value and is being recognized as the inventory is sold; the change in depreciation expense related to non-manufacturing assets is reflected in operating expenses. This change in estimated fixed asset lives resulted in decreased depreciation expense of $1.9 million and increased net income of $0.6 million for fiscal 2000. Basic and diluted earnings per common share increased by $.02 in fiscal 2000 as a result of this change.

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

LIQUIDITY AND CAPITAL RESOURCES


For fiscal 2001, net cash provided by operations was $42.6 million, a decrease of $14.2 million from the prior year, due primarily to increases in accounts receivable, inventories and prepaid expenses. Accounts receivable, net of the allowances for doubtful accounts, increased by $5.4 million for fiscal 2001, compared to a $3.3 million increase in the prior year. Accounts receivable, measured in days sales outstanding during the period, was 86 days at August 31, 2001 and 83 days at August 31, 2000. The increase in accounts receivable was due primarily to sales to distributors which have longer payment terms. In addition, as previously reported, one of the Company's major U.S. distributors has continued to experience declining net sales and a significant net loss for the period most recently reported. In October 2001, this distributor announced plans to begin a formal review of its strategic alternatives, including a major refinancing effort. The Company has accounts receivable due from this distributor in the amount of $5.7 million as of August 31, 2001. Based on information presently available to the Company and the payment history of this distributor, the Company continues to believe the receivables due from this distributor will be collected in the normal course of business. However, in the event some or all of these receivables become uncollectible, the Company's future results of operations could be materially adversely affected. The Company intends to continue to monitor this situation closely to mitigate its future credit risk exposure. Inventories increased $11.6 million in fiscal 2001 from $82.8 million at August 31, 2000, due primarily to slower than expected sales of the Company's Hemosonic products and to higher per unit manufacturing costs at the Company's domestic manufacturing facilities in the second half of the year. Prepaid expenses increased $8.6 million in fiscal 2001 from $16.0 million at August 31, 2000, due primarily to increases in prepaid pension costs and anticipated tax refunds.





                                      (21)

LIQUIDITY AND CAPITAL RESOURCES


Net cash used in the Company's investing activities decreased to $28.1 million in the year ended August 31, 2001 from $38.0 million in fiscal 2000 due primarily to the use of less cash for business acquisitions.

At August 31, 2001, the Company had revolving credit facilities providing a total of $65.0 million in available revolving credit for general business purposes, of which $34.0 million was outstanding. In April 2001, the terms of these facilities were amended and restated to, among other things, include certain of the Company's subsidiaries as permitted borrowers, allowing up to $25.0 million of the $65.0 million to be drawn upon by any one or more of these subsidiaries in their local currency. In August 2001, the Company refinanced the current portion of its long-term intercompany foreign denominated indebtedness of $8.3 million through advances under these revolving credit facilities. The Company has $6.6 million of both available and outstanding credit facilities related to this foreign debt refinancing at August 31, 2001. Under these credit facilities, the Company is required to comply with the following financial convenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations, and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a limitation requirement that the lender approves the incurrence of indebtedness unrelated to the revolving credit facility when the amounts are in an amount in excess of $50.0 million in the aggregate. At August 31, 2001, the Company was in compliance with all such covenants. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $20.3 million, of which $9.8 million was outstanding as of August 31, 2001. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2001, the weighted average interest rate on short-term borrowings was 4.7%. Combined borrowings under these facilities decreased $1.7 million during fiscal 2001.

Financing activities used $15.3 million of net cash in fiscal 2001, due primarily to the repayment of the Company's current portion of long-term foreign denominated indebtedness and dividend payments. Financing activities used $18.3 million in fiscal 2000, primarily as a result of increased use of cash to purchase shares of the Company's common stock in the open market in connection with its previously announced share repurchase program offset by increased borrowing related to the Company's acquisition of Sometec, S.A. in the first quarter of fiscal 2000. During fiscal 2001, the Company repurchased a total of 36,900 shares of its common stock under this program for $1.3 million. As of November 1, 2001, the Company had repurchased a total of 1,418,800 shares under this program for approximately $43.7 million since the program's inception in March 1999.






                                      (22)

During fiscal 2001, 2000 and 1999, the percentage of the Company's sales invoiced in currencies other than the U.S. dollar was 21.9%, 23.9% and 23.7%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency exchange and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. The Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million per the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in January 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 1, 2001, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $4.8 million mature at various dates through December 2001 and foreign currency option contracts with a fair market value of $0.2 million mature at various dates through May 2002. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. Other than as described above with respect to one of the Company's major U.S. distributors, the Company believes that its risk associated with this concentration is limited due to the Company's on-going credit review procedures.

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000 for achievement of milestones during that period. During fiscal 2001, the Company paid $3.5 million to Belmont for achievement of additional milestones. Included in the fiscal 2001 payments was the first two of eight quarterly installments of $0.3 million payable by the Company (which commenced in April 2001), leaving $1.5 million remaining to be paid as of August 31, 2001. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $7.1 million is being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.


                                      (23)

In October 2000, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity at its existing manufacturing and research facility in the Czech Republic. The approved spending includes amounts required for construction of the additional space as well as all equipment required to meet production needs at such space. This new construction commenced during fiscal 2001 and is proceeding as planned, with an anticipated completion date in December 2001. As of August 31, 2001, the Company had spent $3.8 million on this construction.

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


NEW ACCOUNTING STANDARDS

Financial Accounting Standard No. 141, "Business Combinations", addresses financial accounting and reporting for business combinations, including the requirement that all business combinations within the scope of the statement are to be accounted for using the purchase method. The Company was required to adopt the provisions of FAS No. 141 as of July 1, 2001.

Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement addresses how intangible assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FAS No. 142 becomes effective for the Company's first quarter of fiscal 2003, but earlier adoption is permitted. The Company is currently evaluating the impact FAS No. 142 will have on its financial statements.

Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying the provisions of this statement and has not determined the impact that this statement may have on it.










                                      (24)

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

       The Company's objective in managing its exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments, and anticipated foreign currency revenues to meet these objectives. The contracts involve Japanese yen and other foreign currencies. The gains and losses on these contracts are offset by changes in the value of the related exposures in the Company's income statement. It is the Company's policy to enter into foreign currency transactions only to the extent true exposures exist. The Company does not enter into foreign currency transactions for speculative purposes.

       The fair value of all the Company's foreign currency forward exchange contracts outstanding at August 31, 2001 was less than $0.1 million, which does not represent the Company's actual exposure. The following analysis estimates the sensitivity of the fair value of all foreign currency forward exchange contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2001 and 2000:

                                                 Fair Value of Foreign Currency
                                                  Forward Exchange Contracts
                                                 ----------------------------
                                                          (in millions)
                                                August 31, 2001  August 31, 2000
                                                ---------------  ---------------
       10% adverse rate movement                   $  (0.9)           $ (1.1)
       At August 31st rates                            -                  -
       10% favorable rate movement                     0.6               0.8

       In addition, the fair value of all the Company's foreign currency option contracts outstanding at August 31, 2001 was less than $0.1 million, which does not represent the Company's actual exposure. The following analysis estimates the sensitivity of the fair value of all foreign currency forward exchange contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2001 and 2000:

                                                 Fair Value of Foreign Currency
                                                        Option  Contracts
                                                        -----------------
                                                          (in millions)
                                                August 31, 2001  August 31, 2000
                                                ---------------  ---------------
       10% adverse rate movement                   $    -             $    -
       At August 31st rates                             -                  -
       10% favorable rate movement                     0.5                 -

       Any gains and losses on the fair value of forward and option contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above analysis.

       Additional Quantitative and Qualitative disclosures about market risk (e.g., interest rate and foreign currency exchange risk) are set forth in Note 14 of the Notes to Consolidated Financial Statements contained herein.



                                      (25)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Item 14 (a) (1) and (2).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE:

       Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

        Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2002 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein in Part I under the caption "Executive Officers".


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











                                      (26)

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K:


        (a) (1) The following financial statement schedule of the Company is filed as part of this Form 10-K.


                                                                                      PAGE

             Report of Independent Accountants                                         29

             Consolidated Balance Sheets at
             August 31, 2001 and 2000                                                 30,31

             Consolidated Statements of Income
             for the years ended August 31, 2001,
             2000 and 1999                                                             32

             Consolidated Statements of Comprehensive
             Income for the years ended August 31, 2001,
             2000 and 1999                                                             33

             Consolidated Statements of Cash Flows
             for the years ended August 31, 2001,
             2000 and 1999                                                            34,35

             Consolidated Statements of Changes in Shareholders' Equity for the
             years ended August 31, 2001, 2000 and 1999                               36-38

             Notes to Consolidated Financial Statements                               39-63


        (a) (2) The following financial statement schedule of the Company is filed as part of this Form 10-K:
                                                                                      PAGE

        2.   Schedule II - Valuation and Qualifying Accounts                           64

        Other statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.


        (a) (3) See Exhibit Index on pages 65 through 75 hereof for a list of the Exhibits filed or incorporated by reference as part of this report.

        (b)  Reports on Form 8-K:

             None





                                      (27)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      ARROW INTERNATIONAL, INC.


                                      By:  /s/ Frederick J. Hirt
                                           ------------------------------------
                                           Frederick J. Hirt
                                           Chief Financial Officer,
                                           Vice President-Finance and Treasurer
Dated:  November 21, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                                Title                              Date
         ----------                                -----                              -----

/s/ Marlin Miller, Jr.                     Director, Chairman and               November 21, 2001
-----------------------------
(Marlin Miller, Jr.)                       Chief Executive Officer
                                          (Principal Executive
                                           Officer)

/s/ Raymond Neag                           Director                             November 21, 2001
-----------------------------
(Raymond Neag)

/s/ Frederick J. Hirt                      Chief Financial Officer,             November 21, 2001
-----------------------------              Vice President -
(Frederick J. Hirt)                        Finance and Treasurer
                                          (Principal Financial and
                                           Accounting Officer)

/s/ John H. Broadbent, Jr.                 Director                             November 21, 2001
-----------------------------
(John H. Broadbent, Jr.)

/s/ T. Jerome Holleran                     Director, Secretary                  November 21, 2001
-----------------------------
(T. Jerome Holleran)

/s/ Richard T. Niner                       Director                             November 21, 2001
-----------------------------
(Richard T. Niner)

/s/ George W. Ebright                      Director                             November 21, 2001
-----------------------------
(George W. Ebright)

/s/ Alan M. Sebulsky                       Director                             November 21, 2001
-----------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski                         Director                             November 21, 2001
-----------------------------
(John E. Gurski)

/s/ Carl G. Anderson, Jr.                  Director                             November 21, 2001
-----------------------------
(Carl G. Anderson, Jr.)

/s/ R. James Macaleer                      Director                             November 21, 2001
-----------------------------
(R. James Macaleer)


                                      (28)

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of Arrow International, Inc.:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of Arrow International, Inc. and its subsidiaries (the "Company") at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
October 4, 2001








                                      (29)

                            ARROW INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)





                                                                                      August 31,
                                                                        ----------------------------------
                                                                             2001                  2000
                                                                        ------------          ------------

ASSETS

Current assets:
  Cash and cash equivalents                                             $      2,968          $      3,959
  Accounts receivable, less allowance for doubtful accounts
      of $965 and $1,012 in 2001 and 2000, respectively                       79,151                73,796
  Inventories                                                                 94,420                82,801
  Prepaid expenses and other                                                  24,596                15,964
  Deferred income taxes                                                        2,850                 3,131
                                                                        ------------          ------------
      Total current assets                                                   203,985               179,651
                                                                        ------------          ------------

Property, plant and equipment:
  Land and improvements                                                        5,601                 5,582
  Buildings and improvements                                                  78,159                77,194
  Machinery and equipment                                                    141,294               127,120
  Construction-in-progress                                                    16,437                13,520
                                                                        ------------          ------------
                                                                             241,491               223,416
Less accumulated depreciation                                               (115,231)             (101,976)
                                                                        ------------          ------------
                                                                             126,260               121,440
                                                                        ------------          ------------

Goodwill, net of accumulated amortization of $12,165
  and $9,432 in 2001 and 2000, respectively                                   43,268                38,879
Intangible and other assets, net of accumulated amortization of
  $15,632 and $12,149 in 2001 and 2000, respectively                          41,269                41,270
Deferred income taxes                                                          2,928                 4,574
                                                                        ------------          ------------

      Total assets                                                      $    417,710          $    385,814
                                                                        ============          ============






                 See notes to consolidated financial statements

                                    Continued

                                      (30)

                            ARROW INTERNATIONAL, INC.

                      (In thousands, except share amounts)




                                                                                     August 31,
                                                                        ----------------------------------
                                                                             2001                  2000
                                                                        ------------          ------------

LIABILITIES

Current liabilities:
  Current maturities of long-term debt                                  $        300          $      8,400
  Notes payable                                                               50,422                52,081
  Accounts payable                                                             8,164                 8,151
  Cash overdrafts                                                              1,964                 1,195
  Accrued liabilities                                                          8,629                 9,316
  Accrued compensation                                                         6,557                 8,049
  Accrued income taxes                                                         2,393                 2,409
                                                                        ------------          ------------
      Total current liabilities                                               78,429                89,601

Long-term debt                                                                   600                   900
Accrued postretirement and pension benefit obligations                        12,592                10,109

Commitments and contingencies


SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  5,000,000 shares authorized;
  none issued                                                                     -                     -
Common stock, no par value;
  50,000,000 shares authorized;
  issued 26,478,813 shares in 2001 and 2000                                   45,661                45,661
Additional paid-in capital                                                       930                    38
Retained earnings                                                            332,806               291,870
  Less treasury stock at cost:
      4,477,413 and 4,477,910 shares
      in 2001 and 2000, respectively                                         (45,995)              (45,092)
Accumulated other comprehensive (expense)                                     (7,313)               (7,273)
                                                                        ------------          ------------

      Total shareholders' equity                                             326,089               285,204
                                                                        ------------          ------------


      Total liabilities and shareholders' equity                        $    417,710          $    385,814
                                                                        ============          ============






                 See notes to consolidated financial statements

                                      (31)

                            ARROW INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)


                                                                              for the years ended August 31,
                                                                  ----------------------------------------------------
                                                                       2001               2000              1999
                                                                  ---------------    --------------     --------------

Net sales                                                         $       334,042    $      325,714     $      300,318
Cost of goods sold                                                        158,573           156,107            143,953
                                                                  ---------------      ------------      -------------
     Gross profit                                                         175,469           169,607            156,365
                                                                  ---------------      ------------      -------------

Operating expenses:
   Research, development and engineering                                   25,209            19,771             20,335
   Selling, general and administrative                                     78,499            74,921             71,091
   Special charges                                                             -              3,320             12,819
                                                                  ---------------      ------------      -------------
                                                                          103,708            98,012            104,245
                                                                  ---------------      ------------      -------------

      Operating income                                                     71,761            71,595             52,120
                                                                  ---------------      ------------      -------------

Other expenses (income):
   Interest expense, net of amount capitalized                              2,686             2,534              1,328
   Interest income                                                           (789)             (589)              (353)
   Other, net                                                                 394               200             (4,196)
                                                                  ---------------      ------------      -------------
                                                                            2,291             2,145             (3,221)
                                                                  ---------------      ------------      -------------
Income before income taxes                                                 69,470            69,450             55,341

Provision for income taxes                                                 22,925            23,266             19,646
                                                                  ---------------      ------------      -------------


      Net income                                                  $        46,545      $     46,184          $  35,695
                                                                  ===============      ============      =============



Basic earnings per common share                                   $          2.12     $        2.06      $        1.54
                                                                  ===============     =============      =============
Diluted earnings per common share                                 $          2.10     $        2.05      $        1.54
                                                                  ===============     =============      =============
Cash dividends per common share                                   $          .255     $        .235      $        .215
                                                                  ===============     =============      =============

Weighted average shares used in computing
     basic earnings per common share                                   21,995,394     22,450,581            23,195,115
                                                                  ===============     ==========         =============
Weighted average shares used in computing
     diluted earnings per common share                                 22,120,367     22,518,928            23,195,115
                                                                  ===============     ==========         =============




                 See notes to consolidated financial statements

                                      (32)

                            ARROW INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)



                                                                                         for the Years Ended August 31,
                                                                             -----------------------------------------------------
                                                                                  2001                2000              1999
                                                                             ---------------    ---------------    ---------------

Net income                                                                   $        46,545    $       46,184          $  35,695


Other comprehensive income (expense):
   Foreign currency translation adjustments                                             (182)           (2,643)              (113)
   Unrealized holding gain on foreign currency
        option contracts                                                                 114                -                  -
   Unrealized holding gain (loss) on securities, net of taxes
        ($(108), $(713), and $545, respectively))                                        173             1,177             (1,758)
   Reclassification adjustment for (gains) losses on securities included in net income, net of taxes ($76, $0,
        and $(3,082), respectively))                                                    (123)               -               5,598
   Minimum pension liability adjustment                                                  (22)               -                  -
                                                                             ----------------   --------------     --------------

             Other comprehensive income (expense)                                        (40)           (1,466)             3,727
                                                                             ----------------   ---------------    --------------


             Total comprehensive income                                      $        46,505    $       44,718          $  39,422
                                                                             ===============    ==============     ==============













                 See notes to consolidated financial statements

                                      (33)

                            ARROW INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                       for the years ended August 31,
                                                                             ----------------------------------------------------
                                                                                  2001                2000             1999
                                                                             ---------------     -------------    ---------------
Cash flows from operating activities:
   Net income                                                                $        46,545    $       46,184    $        35,695
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                                       16,576            14,994             14,772
   Special charges                                                                        -              3,320             12,819
   Amortization of intangible assets and goodwill                                      6,120             5,937              3,809
   Amortization of unearned compensation                                                  -                  -                 44
   Deferred income taxes                                                               1,892              (948)            (2,258)
   Unrealized holding loss (gain) on securities                                          (31)             (713)            (2,536)
   Other                                                                                (103)              606                490
Changes in operating assets and liabilities:
     Accounts receivable, net                                                         (6,532)           (4,206)            (4,217)
     Inventories                                                                     (11,676)           (9,138)             1,909
     Prepaid expenses and other                                                       (8,615)           (1,457)            (2,800)
     Accounts payable and accrued liabilities                                           (239)             (988)             1,293
     Accrued compensation                                                             (1,446)            1,891             (1,206)
     Accrued income taxes                                                                 89             1,319             (1,201)
                                                                             ---------------    --------------     --------------
        Total adjustments                                                             (3,965)           10,617             20,918
                                                                             ----------------   --------------     --------------
           Net cash provided by operating activities                                  42,580            56,801             56,613
                                                                             ---------------    --------------     --------------

Cash flows from investing activities:
   Capital expenditures                                                              (20,880)          (21,053)           (19,264)
   Increase in intangible and other assets                                            (3,642)           (3,680)            (1,773)
   Cash paid for businesses acquired, net                                             (3,601)          (13,274)           (27,903)
                                                                             ----------------   ---------------    --------------
           Net cash used in investing activities                                     (28,123)          (38,007)           (48,940)
                                                                             ----------------   --------------     --------------

Cash flows from financing activities:
   Increase (decrease) in notes payable                                                 (958)           19,456              1,726
   Principal payments of long-term debt,
     including current maturities                                                     (8,631)             (859)              (110)
   Increase (decrease) in book overdrafts                                                769               801             (1,001)
   Dividends paid                                                                     (5,499)           (5,195)            (4,872)
   Proceeds from stock options exercised                                                 298                50                 -
   Purchase of treasury stock                                                         (1,294)          (32,524)            (4,186)
                                                                             ----------------   --------------     --------------
           Net cash used in financing activities                                     (15,315)          (18,271)            (8,443)
                                                                             ----------------   --------------     --------------

Effects of exchange rate changes on
   cash and cash equivalents                                                            (133)             (503)                57
Net change in cash and cash equivalents                                                 (991)               20               (713)
Cash and cash equivalents at beginning of year                                         3,959             3,939              4,652
                                                                             ---------------    --------------     --------------
Cash and cash equivalents at end of year                                     $         2,968    $        3,959           $  3,939
                                                                             ===============    ==============     ==============




                 See notes to consolidated financial statements

                                    Continued

                                      (34)

                            ARROW INTERNATIONAL, INC.

                                 (In thousands)


                                                                                        for the Years Ended August 31,
                                                                                ----------------------------------------------
                                                                                   2001              2000             1999
                                                                                ----------       -----------       -----------

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                                            $    2,680       $     2,534       $     1,328
Income taxes                                                                    $   24,070       $    22,409       $    24,442



Supplemental schedule of noncash investing and financing activities:

During 2001, 2000 and 1999, the Company assumed liabilities in conjunction with  the purchase of certain intangible assets as follows:

Estimated fair value of assets acquired                                         $    4,952       $    15,583       $    30,096
Cash paid for assets, net of cash acquired,
   of $0, $386, and $0, respectively                                                 3,601            13,274            27,903
                                                                                ----------       -----------       -----------
Liabilities assumed                                                             $    1,351       $     2,309       $     2,193
                                                                                ==========       ===========       ===========



Cash paid for businesses acquired:
    Working capital                                                             $       -        $      (876)      $     4,262
    Property, plant and equipment                                                      180                54               300
    Goodwill, intangible assets and in-process
       research and development                                                      3,421            14,482            23,341
                                                                                ----------       -----------       -----------
                                                                                $    3,601       $    13,660       $    27,903
                                                                                ==========       ===========       ===========


Intangible assets acquired by issuing treasury stock                            $      878       $        -        $         -
                                                                                ==========       ===========       ===========











                 See notes to consolidated financial statements

                                      (35)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)




                                                 Common Stock                               Treasury Stock         Additional
                                        -----------------------------  Retained      ---------------------------    Paid In
                                            Shares         Amount      Earnings        Shares         Amount         Capital
                                        -------------   -----------   -----------   -------------  ------------   -------------

Balance, August 31, 2000                   26,478,813   $    45,661   $291,870       4,477,910     $ (45,092)      $       38

Cash dividends on common
   stock, $.255 per share                                               (5,609)
Purchase of treasury stock                                                              36,900        (1,294)
Exercise of stock options                                                               (9,570)          106              192
Treasury stock issued to purchase
   intangible assets                                                                   (25,000)          256              622
Treasury stock issued as contribution
   to the Company's 401(k) Plan                                                         (2,827)           29               78
Reclassification adjustment
   for gains included in net income,
   net of taxes ($76)
Unrealized gain on marketable
   securities, net of taxes ($108)
Unrealized holding gain on foreign
   currency option contracts
Foreign currency translation adjustments
Minimum pension liability adjustment
Net income                                                              46,545
                                        -------------   -----------   -----------   -------------  ------------   -------------


Balance, August 31, 2001                   26,478,813   $    45,661   $332,806       4,477,413     $ (45,995)     $       930
                                        =============   ===========   ===========   =============  ============   =============


                                                     Accumulated Other
                                               Comprehensive Income (Expense)
                                           -----------------------------------
                                                                   Foreign
                                                                  Currency
                                                 Other              Effects
                                           -------------------   -------------

Balance, August 31, 2000                    $           1,642     $   (8,915)

Cash dividends on common
   stock, $.255 per share
Purchase of treasury stock
Exercise of stock options
Treasury stock issued to purchase
   intangible assets
Treasury stock issued as contribution
   to the Company's 401(k) Plan
Reclassification adjustment
   for gains included in net income,
   net of taxes ($76)                                   (123)
Unrealized gain on marketable
   securities, net of taxes ($108)                       173
Unrealized holding gain on foreign
   currency option contracts                                             114
Foreign currency translation adjustments                                (182)
Minimum pension liability adjustment                     (22)
Net income
                                           -------------------   -------------


Balance, August 31, 2001                    $           1,670     $   (8,983)
                                           ===================   =============




                 See notes to consolidated financial statements

                                    Continued

                                      (36)


                                               ARROW INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   for the years ended August 31, 2001, 2000 and 1999

                                (In thousands, except share and per share amounts)


                                                 Common Stock                              Treasury Stock            Additional
                                        -----------------------------    Retained   ---------------------------       Paid In
                                             Shares         Amount       Earnings        Shares        Amount         Capital
                                        ---------------   -----------  -----------   -------------  ------------   ------------

Balance, August 31, 1999                   26,478,813     $   45,661     $250,931      3,420,970    $  (12,618)     $        -

Cash dividends on common
   stock, $.235 per share                                                  (5,245)
Purchase of treasury stock                                                             1,058,500       (32,524)
Exercise of stock options                                                                 (1,560)           50              38
Unrealized gain on marketable
   securities, net of taxes ($713)
Foreign currency translation adjustments
Net income                                                                 46,184
                                        ---------------   -----------  -----------   -------------  ------------   ------------

Balance, August 31, 2000                   26,478,813     $   45,661     $291,870      4,477,910  $    (45,092)     $       38
                                        ===============   ===========  ===========   =============  ============   ===========



                                                         Accumulated Other
                                                  Comprehensive Income(Expense)
                                              ----------------------------------
                                                                       Foreign
                                                                       Currency
                                                     Other             Effects
                                             -------------------       -------

Balance, August 31, 1999                       $         465         $   (6,272)

Cash dividends on common
   stock, $.235 per share
Purchase of treasury stock
Exercise of stock options
Unrealized gain on marketable
   securities, net of taxes ($713)                     1,177
Foreign currency translation adjustments
Net income                                                               (2,643)
                                             ------------------      ----------

Balance, August 31, 2000                       $       1,642         $   (8,915)
                                             ==================      ==========


                 See notes to consolidated financial statements

                                    Continued

                                      (37)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2001, 2000 and 1999

               (In thousands, except share and per share amounts)







                                                 Common Stock            Retained           Treasury Stock           Unearned
                                        -----------------------------                ---------------------------      Compen-
                                             Shares         Amount       Earnings        Shares        Amount         Sation
                                        ---------------   -----------  -----------   -------------  ------------  -------------

Balance, August 31, 1998                     26,478,813   $    45,661  $   220,217       3,254,752  $     (8,432)  $       (44)

Cash dividends on common
   stock, $.215 per share                                                   (4,981)
Purchase of treasury stock                                                                 166,138        (4,184)
Forfeiture of restricted stock by
   terminated employees                                                                         80            (2)
Amortization of unearned
   compensation                                                                                                             44
Write-down of impaired marketable
   equity securities (see Note 2)
Unrealized loss on marketable
   securities, net of taxes ($545)
Foreign currency translation adjustments
Net income                                                                  35,695
                                        ---------------   -----------  -----------   -------------  ------------  -------------

Balance, August 31, 1999                     26,478,813   $    45,661  $   250,931       3,420,970  $    (12,618)  $         -
                                        ===============   ===========  ===========   =============  ============  =============


                                                 Accumulated Other
                                          Comprehensive Income(Expense)
                                         ----------------------------------
                                                                  Foreign
                                                                  Currency
                                                 Other             Effects
                                         -------------------       -------

Balance, August 31, 1998                   $         (3,375)     $ (6,159)

Cash dividends on common
   stock, $.215 per share
Purchase of treasury stock
Forfeiture of restricted stock by
   terminated employees
Amortization of unearned
   compensation
Write-down of impaired marketable
   equity securities (see Note 2)                     5,598
Unrealized loss on marketable
   securities, net of taxes ($545)                   (1,758)
Foreign currency translation adjustments                             (113)
Net income
                                         -------------------     -----------

Balance, August 31, 1999                   $            465      $  (6,272)
                                         ===================     ===========


                 See notes to consolidated financial statements


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

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 2001 presentation.

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

Goodwill, Intangible and Other Assets:
Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is amortized using the straight-line method over a period of 15 to 25 years depending on the circumstances. "Intangible and Other Assets", net include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, from 5-20 years. Management reviews the carrying amount of goodwill, intangible and other assets at each balance sheet date to assess the continued recoverability based on future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. In accordance with Statement of Financial Accounting Standards No. 121 (FAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required and a market value is not determinable, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. Impairment will be recorded based on an estimate of future discounted cash flows.



                                    Continued

                                      (39)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


1.  Summary of Significant Accounting Policies (Continued):

Property, Plant and Equipment:
Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method ranging from 3 to 39 years. Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

During the year ended August 31, 2000, the Company completed a study of its fixed asset lives. The study indicated that actual lives for certain asset categories were generally longer than the useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of property, plant and equipment, effective March 1, 2000. The majority of the change in depreciation related to manufacturing equipment. For the year ended August 31, 2000, the change in depreciation expense related to manufacturing equipment was included in inventory value and was recognized as the inventory was sold; the change in depreciation expense related to non-manufacturing assets was reflected in operating expenses. This change in estimated fixed asset lives resulted in decreased depreciation expense of $1,859, increased net income of $595, and an increase in basic and diluted earnings per common share of $.02 for the year ended August 31, 2000.

Capitalized Interest:
Interest is capitalized as part of the historical cost of certain property, plant and equipment constructed by the Company for its own use. The amount of interest capitalized is based on a weighted average of the interest rates of outstanding borrowings during the construction period.

Marketable Equity Securities:
Marketable equity securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as accumulated other comprehensive income(expense) within shareholders' equity. The fair market value of securities held at August 31, 2001 and 2000 was $3,581 and $3,940, respectively. The unrealized holding gain was $1,692 at August 31, 2001 and $1,642 at August 31, 2000.

Financial Instruments:
Effective September 1, 2000, the Company adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of FAS 133 did not have a material effect on the Company's financial statements or cash flows in fiscal 2001.

The Company enters into foreign currency exchange forward contracts, which are derivative financial instruments, with certain major financial institutions to reduce the effect of fluctuating exchange rates, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. The Company classifies a portion of certain intercompany receivables as long-term investments. The foreign exchange translation effect related to the investment is reported as accumulated other comprehensive income (expense) within shareholders'


                                    Continued

                                      (40)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1.  Summary of Significant Accounting Policies (Continued):

Financial Instruments (Continued):
equity. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other income / expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. From time to time, the Company enters into interest rate swap agreements to reduce the impact of its floating rate debt. These interest rate swap agreements allow the Company to exchange floating rate for fixed interest payments over the life of the agreements. The Company does not use financial instruments for trading or speculative purposes.

During fiscal 2001, the Company purchased foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. The Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1,000 per the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales.

Revenue Recognition:
Revenue is recognized at the time products are shipped and title has passed to the customer. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances.

For the fiscal year ended August 31, 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10 which requires that freight expense be classified in the Company's income statement as a cost of sales. Previously, the Company had included freight charges as primarily a reduction of net sales and in some cases as marketing expense. The effect of the adoption on the full year financial results for 2001, 2000 and 1999 is to increase sales and cost of sales and to reduce selling, general and administrative expense (SG&A) as follows:

                                           FISCAL YEAR ENDED AUGUST 31,
                                    ----------------------------------------
                                       2001            2000            1999
                                       ----            ----            ----

Net Sales                             $6,333          $5,374          $4,372
Cost of Sales                         $6,700          $5,684          $4,712
SG&A                                  $ (367)         $ (310)         $ (340)

Income Taxes:
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns using current tax rates. Undistributed earnings of the Company's foreign subsidiaries are indefinitely reinvested and amounted to $17,179 and $14,440 at August 31, 2001 and 2000, respectively. No deferred taxes have been provided on these earnings.


                                    Continued

                                      (41)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


1.  Summary of Significant Accounting Policies (Continued):


Foreign Currency Translation:
During fiscal 2001 and 2000, the Company's foreign subsidiaries used their local currency as the functional currency. All assets and liabilities are translated at year-end exchange rates and the adjustments are recorded within other comprehensive income. All income and expense accounts are translated at average rates and adjustments from the translation are recorded in accumulated other comprehensive income (expense) within shareholders' equity. Gains and losses resulting from transactions of the Company and its foreign subsidiaries are included in "other income/expense". Aggregate foreign exchange losses are $360 for the fiscal year ended August 31, 2001 and aggregate foreign exchange gains were $126 and $4,444 for the fiscal years ended August 31, 2000 and 1999, respectively.

Postretirement Benefits Other Than Pensions:
Postretirement health care and life insurance benefits are recorded using the accrual method of accounting based on actuarially determined costs, which are recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits.

Earnings/(Loss) Per Share:
Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted earnings/(loss) per share does not assume the exercise of options that would have an antidilutive effect on earnings/(loss) per share.

Cost of Start-up Activities:
The Company expenses the cost of start-up activities and organization costs as incurred.

Computer Software Costs:
The Company records the costs of computer software in accordance with "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). This statement requires that certain internal-use computer software costs to be capitalized and amortized over the useful life of the asset. Total cost capitalized under this policy were $3,383 and $3,848 for fiscal years ended August 31, 2001 and 2000, respectively.

Research and Development:
Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.




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

In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 1999, the Company determined that the decline in the fair value of its investment in Cardiac Pathways Corporation was other than temporary. Accordingly, the Company has established a new basis in the investment at $440, equivalent to its fair market value. As a result, the Company realized a special charge of $8,680 before tax, $5,598 after tax or $0.24 per basic and diluted common share.


3.  Business Acquisitions:

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc. the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7,295 based on the achievement of certain milestones. The Company paid $2,250 in fiscal 2000 for achievement of milestones during that period. During fiscal 2001, the Company paid $3,545 to Belmont for achievement of additional milestones. Included in the fiscal 2001 payments was the first two of eight quarterly installments of $250 payable by the Company (which commenced in April
2001), leaving $1,500 remaining to be paid as of August 31, 2001. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of approximately $7,146 is being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

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

Pro forma amounts are not presented as neither of the acquisitions described above had any material effect on the Company's results of operations or financial condition for any of the years presented.


4.  Stock Option Plans:

The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996 with amendments thereto approved by the shareholders on January 19, 2000, and the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the shareholders on June 19, 2000. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 150,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 5,000 shares of common stock upon each eligible director's initial election to the Board and the grant of an additional option to purchase 1,500 shares of common stock on the date each year when directors are elected to the Board. The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 2001, 2000 and 1999 fiscal years.

In fiscal 2001 and 1999, options to purchase 20,000 and 481,000 shares, respectively, of the Company's common stock were granted to key employees of the Company pursuant to the 1999 and 1992 Plans. The option price per share was $37.50 in fiscal 2001 and ranged from $25.125 to $31.875 in fiscal 1999. These amounts represent the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and become exercisable at any time once vested.





                                    Continued

                                      (45)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)



4.  Stock Option Plans (Continued):

On January 17, 2001, January 19, 2000 and January 20, 1999, options to purchase 13,500, 13,500 and 2,000 shares, respectively, of the Company's common stock were granted to directors of the Company pursuant to the Directors Plan. The option price per share for the 2001, 2000 and 1999 awards were $36.50, $34.75 and $25.125, respectively, the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and become exercisable at any time once vested.


Stock option activity for the years ended August 31, 2001, 2000 and 1999 is summarized below:


                                                 Weighted                       Weighted                       Weighted
                                                  Average                        Average                        Average
                                   Shares        Exercise         Shares        Exercise        Shares         Exercise
                                   FY 2001         Price          FY 2000         Price         FY 1999          Price
                               -------------   -------------  -------------  -------------   -------------  -------------
Outstanding at
   September 1                       802,710      $30.40            808,300      $30.38           346,260       $34.50
Granted                               33,500      $37.10             13,500      $34.75           483,000       $27.63
Exercised                             (9,570)     $30.24             (1,560)     $31.88                 0            -
Terminated                           (35,780)     $30.06            (17,530)     $32.31           (20,960)      $35.10
                               --------------                  -------------                      -------

Outstanding at
   August 31                         790,860      $30.66            802,710      $30.40            808,300      $30.38

Exercisable at
   August 31                         413,116      $31.89            276,578      $32.73            123,360      $35.98


Stock options outstanding at August 31, 2001 are summarized below:

                                                    Weighted          Weighted                                  Weighted
                                                    Average            Average                                   Average
          Range of             Number              Remaining          Exercise                Number            Exercise
        Exercise Prices      Outstanding       Contractual Life        Price               Exercisable            Price
     --------------------    -----------     ---------------------   -----------       -------------------    -------------

        $25.125 - $38.375       790,860            6.87 years          $30.66                 413,116             $31.89



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

The per share weighted average value of stock options granted in fiscal 2001, 2000 and 1999 was $9.35, $10.51 and $10.52, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:


                                                              2001              2000             1999
                                                          -------------    -------------     -------------

Risk-free interest rate                                           4.70%            6.45%             5.09%
Dividend yield                                                    0.71%            0.66%             0.80%
Volatility factor                                                24.34%           27.48%            37.28%
Expected lives                                                  4 years          4 years           5 years


Had compensation expense for stock options granted in fiscal 2001, 2000 and 1999 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of income tax effects, for the years ended August 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:


                                                              2001              2000             1999
                                                          -------------    -------------     -------------
Net income applicable to common shareholders
As reported                                               $      46,545    $      46,184     $      35,695
Pro forma                                                 $      45,213    $      44,848     $      35,047

Basic earnings per common share
As reported                                               $        2.12    $        2.06     $        1.54
Pro forma                                                 $        2.06    $        2.00     $        1.51

Diluted earnings per common share
As reported                                               $        2.10    $        2.05     $        1.54
Pro forma                                                 $        2.04    $        1.99     $        1.51


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



                                   (Continued)

                                      (47)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)



5.  Related Party Transactions:

During fiscal 2001 and 2000, the Company made purchases amounting to $124 and $138, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and Chief Executive Officer and as Secretary and a Director of the Company. In addition, the Company provided certain computer related services to PMP during fiscal 1999 of $3. Precision is related to the Company through common ownership and is expected to be dissolved shortly.


6.  Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $4,328, $3,915 and $4,353 for fiscal years ended August 31, 2001, 2000 and 1999, respectively. Following is a schedule by year showing future minimum rentals under operating leases.


              Year Ending August 31,                     Total
              ----------------------                --------------
                        2002                        $        3,734
                        2003                                 2,363
                        2004                                 1,316
                        2005                                   794
                        2006                                   467
                        Thereafter                             671
                                                    --------------

                                                    $        9,345
                                                    ==============










                                    Continued

                                      (48)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)



7.  Inventories:

Inventories are summarized as follows:
                                                 August 31,
                                                 ----------
                                       2001                      2000
                                   ----------                 -----------
Finished goods                     $   32,336                 $   27,706
Semi-finished goods                    21,863                     18,742
Work-in-process                        12,890                     10,562
Raw materials                          27,331                     25,791
                                   ----------                 ----------

                                   $   94,420                 $   82,801
                                   ==========                 ==========



8.  Credit Facilities:

The Company had revolving credit facilities providing a total of $65,000 in available revolving credit for general business purposes, of which $33,963 and $41,863 were outstanding at August 31, 2001 and 2000, respectively. In April 2001, the terms of these facilities were amended and restated to, among other things, include certain of the Company's subsidiaries as permitted borrowers, allowing up to $25,000 of the $65,000 to be drawn upon by any one or more of these subsidiaries in their local currency. In August 2001, the Company refinanced the current portion of its long-term intercompany foreign denominated indebtedness of $8,291 through advances under these revolving credit facilities. The Company has $6,607 of both available and outstanding credit facilities related to this foreign debt refinancing at August 31, 2001. Under these credit facilities, the Company is required to comply with the following financial convenants: maintaining a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations, and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a limitation requirement that the lender approves the incurrence of indebtedness unrelated to the revolving credit facility when the amounts are in an amount in excess of $50,000 in the aggregate. At August 31, 2001 and 2000, the Company was in compliance with all such covenants. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $20,288 and $24,180, of which $9,852 and $10,218 were outstanding as of August 31, 2001 and 2000, respectively. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2001 and 2000, the weighted average interest rates on short-term borrowings were 4.7% and 5.4%, respectively.


                                    Continued

                                      (49)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


9.  Accrued Compensation:


The components of accrued compensation at August 31, 2001 and 2000 are as follows:

                                                    2001              2000
                                                -----------        -----------
Accrued vacation pay                            $     3,062        $     2,876
Accrued payroll                                       2,783              4,054
Accrued productivity plan compensation                   -                 836
Other                                                   712                283
                                                -----------        -----------

                                                $     6,557        $     8,049
                                                ===========        ===========



10.  Long-Term Debt:

Long-term debt consists of the following:                                                      August 31,
                                                                                         2001              2000
                                                                                      ---------        ---------
Bank note payable in July 2001, plus interest at a quoted fixed rate or at a variable rate based upon LIBOR plus 0.75%. As of August 31, 2000, the interest rate was fixed at 5.55% through January 2001 and ranged from 5.32% to 5.45% from
January 2001 through July 2001.
                                                                                      $      -         $    8,060

Industrial Development Authority Bonds, $3,500 face amount, subject to mandatory annual sinking fund payments of $200 from December 1989 through December 1998;
and $300 from December 1999 through December 2003; plus interest at a variable rate ranging from 2.35% to 6.00% in 2001 and from 3.4% to 6.25%
in 2000.                                                                                    900             1,200

Interest free loan by the French governmental agency
"Anvar" to Sometec, S.A. for research & development,
due December 31, 2000.                                                                       -                 40
                                                                                      ---------        ----------


Total debt                                                                            $     900        $    9,300
Less current maturities                                                                     300             8,400
                                                                                      ---------        ----------

                                                                                      $     600        $      900
                                                                                      =========        ==========




                                    Continued

                                      (50)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

10.  Long-Term Debt (Continued):

The Industrial Development Authority Bonds are collateralized by a $911 letter of credit and the Company's headquarters, research and development, and manufacturing facility in Reading, PA. The Company also has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $3,513 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were 0.70% per annum at August 31, 2001.

Following is a schedule by year showing maturities of long-term debt for each of the five years in the period ending August 31, 2006:

              Year Ending August 31,                      Total
              ----------------------                 --------------
                        2002                         $          300
                        2003                                    300
                        2004                                    300
                        2005                                     -
                        2006                                     -
                        Thereafter                               -
                                                     --------------
                                                     $          900
                                                     ==============

Total interest costs for fiscal 2001, 2000 and 1999 were $3,597, $3,744 and $2,537, respectively, of which $911, $1,210 and $1,209, respectively, were capitalized.

At August 31, 2001 and 2000, the carrying amount of long-term debt approximated fair value.

11.  Income Taxes:

The provision (benefit) for income taxes consists of:


                                                                      2001
                              -----------------------------------------------------------------------------------
                                Federal                 State                    Foreign                 Total
                              -----------            -----------                ----------            -----------

         Current              $    18,479            $     1,050                $     1,578           $    21,107
         Deferred                   1,593                    152                         73                 1,818
                              -----------            -----------                -----------           -----------
                              $    20,072            $     1,202                $     1,651           $    22,925
                              ===========            ===========                ===========           ===========

                                                                      2000
                              -----------------------------------------------------------------------------------
                                Federal                 State                    Foreign                 Total
                              -----------            -----------                ----------            -----------

         Current              $    19,176            $     2,046                $     3,694           $    24,916
         Deferred                    (894)                   (85)                      (671)               (1,650)
                              -----------            -----------                ------------          -----------
                              $    18,282            $     1,961                $     3,023           $    23,266
                              ===========            ===========                ===========           ===========

                                                                      1999
                              -----------------------------------------------------------------------------------
                                Federal                 State                    Foreign                 Total
                              -----------            -----------                ----------            -----------

         Current              $    20,118            $     1,854                $     2,458           $    24,430
         Deferred                 (4,367)                   (417)                        -                 (4,784)
                              -----------            ------------               -----------           -----------
                              $    15,751            $     1,437                $     2,458           $    19,646
                              ===========            ===========                ===========           ===========



                                    Continued

                                      (51)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


11.  Income Taxes (Continued):

Research and development tax credits were $443, $0 and $462 in fiscal 2001, 2000 and 1999, respectively.

Deferred taxes are recorded based upon differences between financial statement and tax bases of assets and liabilities. The following deferred taxes and balance sheet classifications are recorded as of August 31, 2001 and 2000:


Deferred tax assets (liabilities):                                      2001                  2000
                                                                      --------             ---------

 Accounts receivable                                                   $   (83)            $     285
 Inventories                                                             1,640                 1,668
 Marketable securities                                                   2,147                 2,513
 Property, plant and equipment                                          (6,974)               (6,503)
 Intangible assets                                                       8,299                 7,737
 Accrued liabilities                                                    (4,217)               (2,701)
 Accrued compensation                                                      853                   702
 Postretirement benefits other than pensions                             4,113                 4,004
                                                                       ---------           ---------
                                                                       $   5,778           $   7,705
                                                                       =========           =========

Balance Sheet classification:
 Current deferred tax assets                                           $   2,850           $   3,131
 Non-current deferred tax assets                                           2,928               4,574
                                                                       ---------           ---------
                                                                       $   5,778           $   7,705
                                                                       =========           =========


The sources of significant temporary differences which gave rise to deferred taxes and their effects were as follows:


                                                        2001               2000                  1999
                                                     ---------           --------              ---------

Accounts receivable                                  $    (368)          $     217             $     379
Depreciation and amortization                             (471)             (1,023)                1,261
Marketable securities                                     (366)               (285)                  569
Common stock issued
   to employees                                             -                   15                   (70)
Accrued vacation pay                                       150                   5                    14
Inventories                                                (28)                586                  (646)
Postretirement benefits
   and other liabilities                                (1,408)               (591)                 (656)
Intangible assets                                          638               1,806                 1,587
Other                                                      (74)                219                  (180)
                                                     ----------          ---------             ---------

                                                     $  (1,927)          $     949             $   2,258
                                                     ==========          =========             =========



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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)



11.  Income Taxes (Continued):

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:


                                                                2001              2000             1999
                                                              ---------         -------          ---------

Statutory federal income tax rate                                  35.0%            35.0%             35.0%
State income taxes, net of federal benefit                          1.2              1.8               2.1
Foreign statutory tax rates differential                             .6              1.2                .6
Foreign sales corporation                                          (3.2)            (3.2)             (2.8)
Research and development tax credit                                 (.6)             -                (1.0)
Other                                                               -               (1.3)              1.6
                                                              ---------         ---------        ---------
Effective tax rate                                                 33.0%             33.5%            35.5%
                                                              =========         =========        =========


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

On September 1, 2000, the Company established a Defined Benefit Supplemental Executive Retirement Plan to provide pension benefits to selected executives and retired executives/directors of the Company. The plan is unfunded and the benefits provided under the plan are intended to be in addition to other employee retirement benefits offered by the Company, including but not limited to tax-qualified employee retirement plans. The accumulated benefit obligation for this pension plan, whose accumulated benefit obligations exceed plan assets, was $3,513 and $0 at August 31, 2001 and 2000, respectively.





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


The following summarizes the Company's benefit obligations, changes in plan assets and funded status:


                                                        Pension Benefits                    Other Benefits
                                                        ----------------                    --------------
                                                           August  31,                        August  31,
                                                     2001             2000              2001             2000
                                                -------------     -------------    -------------     -------------
Change in benefit obligation:

Benefit obligation at beginning of year         $      45,482     $      39,626    $       9,587     $       7,696
Service cost                                            2,506             2,209              224               311
Interest cost                                           3,751             2,982              517               687
Amendments                                              3,287             2,447               -                 -
Actuarial (gain) loss                                   4,471               (88)          (2,249)            1,170
Benefits paid                                          (1,882)           (1,694)            (339)             (277)
                                                --------------    -------------    --------------    -------------
Benefit obligation at end of year               $      57,616     $      45,482    $       7,740     $       9,587
                                                =============     =============    =============     =============



                                                        Pension Benefits                    Other Benefits
                                                        ----------------                    --------------
                                                           August  31,                        August  31,
                                                     2001             2000              2001             2000
                                                -------------     -------------    -------------     -------------
Change in plan assets:

Fair value of plan assets at beginning
of year                                         $      69,723     $      60,755    $          -      $          -
Actual return on plan assets                           (4,950)            8,406               -                 -
Employer contributions                                  1,877             2,256              339               277
Benefits paid                                          (1,882)           (1,694)            (339)             (277)
                                                --------------    -------------    --------------    -------------
Fair value of plan assets at end of year        $      64,768     $      69,723    $           0     $           0
                                                =============     =============    =============     =============





                                    Continued

                                      (54)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


12.  Retirement Benefits (Continued):


                                                             Pension Benefits                    Other Benefits
                                                             ----------------                    --------------
                                                                August  31,                        August  31,
                                                          2001             2000              2001             2000
                                                     -------------     -------------    -------------     -------------

Funded status                                        $       7,152     $      24,240    $      (7,740)    $      (9,587)
Unrecognized net actuarial (gain) loss                      (2,408)          (20,307)          (1,720)             (514)
Unrecognized prior service cost                              9,607             6,985             (543)             (627)
Unrecognized transition obligation (asset)                    (510)             (618)             680               729
Unrecognized plan acquisition differential                   1,472             1,622             (491)             (520)
                                                     -------------     -------------    --------------    -------------
     Prepaid (accrued) benefit cost                  $      15,313     $      11,922    $      (9,814)    $     (10,519)
                                                     =============     =============    ==============    ==============


                                                             Pension Benefits                    Other Benefits
                                                             ----------------                    --------------
Amounts recognized in the statement                             August  31,                        August  31,
of financial position consist of:                         2001             2000              2001             2000
                                                     -------------     -------------    -------------     -------------

     Prepaid benefit cost                            $      16,104     $      12,471    $          -      $          -
     Accrued benefit liability                              (3,929)             (549)          (9,814)          (10,519)
     Intangible asset                                        3,116                -                -                 -
     Accumulated other comprehensive
        income                                                  22                -                -                 -
                                                     -------------     -------------    -------------     -------------
           Net amount recognized                     $      15,313     $      11,922    $      (9,814)    $     (10,519)
                                                     =============     =============    =============     =============


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with plan assets in excess of accumulated benefit obligations were $53,983, $46,510, and $64,768 for 2001, respectively, and $45,483, $39,343 and $69,723 for 2000, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,632, $3,513 and $0 for 2001.


                                                              Pension Benefits                     Other Benefits
                                                              ----------------                     --------------
                                                                 August  31,                         August  31,
Weighted-average assumptions as of                    2001       2000         1999          2001         2000      1999
                                                     ------     ------      -----          ------        ----      -----

Discount rate                                        7.25%      7.75%       7.75%           7.25%        7.75%     7.75%
Expected return on plan assets                      11.00%     11.00%       9.50%            N/A          N/A       N/A
Rate of compensation increase                        4.00%      4.00%       4.00%            N/A          N/A       N/A

Health care cost trend rate:
Initial trend rate                                   N/A         N/A        N/A             8.50%        9.00%     6.50%
Ultimate trend rate                                  N/A         N/A        N/A             5.00%        5.00%     5.00%
Years until ultimate trend is reached                N/A         N/A        N/A                7            8         9


                                    Continued

                                      (55)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)



12.  Retirement Benefits (Continued):

                                                              Pension Benefits                     Other Benefits
                                                              ----------------                     --------------
Components of net periodic (benefit)                             August  31,                         August  31,
cost for the fiscal years ended                       2001        2000        1999          2001        2000        1999
                                                     --------     ------      -----       ------       ------       -----

Service cost                                        $   2,506   $   2,209    $2,122      $   224      $   311     $   307
Interest cost                                           3,751       2,982     2,815          517          687         546
Expected return on plan assets                         (7,625)     (6,711)   (4,415)          -           -           -
Amortization of prior service costs                       665         338       347         (84)          (84)        (84)
Amortization of transition obligation (asset)            (107)       (107)     (107)         49            49          49
Amortization of net actuarial (gain) loss                (853)       (872)      (94)     (1,043)            -          (3)
Plan acquisition differential                             150         150       149         (29)          (29)        (29)
                                                    ---------   ---------   --------    --------    ---------   ---------
     Net periodic (benefit) cost                    $  (1,513)  $  (2,011)  $    817    $  (366)    $     934   $     786
                                                    ==========  ==========  ========    ========    =========   =========


Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:


                                                               1-Percentage-                 1-Percentage-
                                                              Point Increase                Point Decrease
                                                             ----------------             -----------------
Effect on total of service and interest
    cost components                                                $  75                        $    (59)
Effect on postretirement benefit obligation                        $ 672                        $   (538)

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan was $1,293, $1,042 and $977 for fiscal 2001, 2000 and 1999, respectively.

In June 2001, this plan was amended to, among other things, permit the Company to begin contributing to each eligible participant's 401(k) plan account an additional amount equal to 1% of each participant's monthly compensation in the form of vested shares of Arrow common stock. This stock contribution program resulted in additional expense to the Company of $176.


13.  Segment Reporting:

The Company operates as a single reportable segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.



                                    Continued

                                      (56)

The following table provides information about the Company's sales by product category:


                                           2001                         2000                             1999
                               ----------------------------   ---------------------------    ----------------------------
                                  Critical       Cardiac       Critical         Cardiac       Critical          Cardiac
                                    Care          Care           Care            Care           Care             Care
                               ------------    ------------   ------------   ------------    ------------   -------------
Sales to external
     customers                 $   276,100     $ 57,900       $ 268,700      $  57,000       $ 244,541      $   55,777




The following tables presents information about geographic areas:


                                                                        2001
                               -----------------------------------------------------------------------------------------------------
                                   United       Asia and                         Other
                                   States        Africa           Europe        Foreign      Export     Eliminations   Consolidated
                               ------------    ------------   ------------   ------------    ------     ------------   ------------
Sales to unaffiliated
     customers                 $    220,042    $  34,433      $     28,179   $   10,600     $40,788     $     -         $334,042

Long-lived assets at
     August 31                 $    284,867    $   3,533      $     32,347   $    2,599     $    -      $(112,549)      $210,797



                                                                        2000
                               ---------------------------------------------------------------------------------------------------
                                   United       Asia and                         Other
                                   States        Africa           Europe        Foreign      Export     Eliminations   Consolidated
                               ------------    ------------   ------------   ------------    ------     ------------   ------------
Sales to unaffiliated
     customers                 $    208,714    $  40,896      $     27,717   $    9,386     $39,001     $     -          $325,714

Long-lived assets at
     August 31                 $    255,871    $   4,456      $     29,566   $    2,566     $    -      $ (90,870)       $201,589



                                                                        1999
                               -----------------------------------------------------------------------------------------------------
                                   United       Asia and                         Other
                                   States        Africa           Europe        Foreign      Export     Eliminations   Consolidated
                               ------------    ------------   ------------   ------------    ------     ------------   ------------
Sales to unaffiliated
     customers                 $    194,557    $  34,753      $     27,831   $    8,433     $34,744     $     -         $300,318

Long-lived assets at
     August 31                 $    240,350    $   1,740      $     26,884   $    2,047     $    -      $ (84,902)      $186,119




                                    Continued

                                      (57)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


14.  Financial Instruments:

During fiscal 2001 and 2000, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 21.9% and 23.9%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At August 31, 2001, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through December 2001. The following table identifies forward exchange contracts to sell foreign currencies at August 31, 2001 and 2000 as follows:


                                                  August 31, 2001                  August 31, 2000
                                             Notional       Fair Market       Notional         Fair Market
                                             Amounts           Value           Amounts            Value
                                            ---------       ----------       -----------       -----------

Foreign currency: (U.S. Dollar Equivalents)

   Japanese yen                            $    1,661       $    1,688       $     2,813       $    2,766
   German marks                                 2,271            2,278                -                -
   Spanish pesetas                                328              328                -                -
   Canadian dollars                             1,942            1,933             1,586            1,597
   Greek drachmas                                  -                -              2,091            2,104
   Mexican peso                                 1,286            1,280             2,115            2,173
   African rand                                    -                -                923              932
                                           ----------       ----------       -----------       ----------
                                           $    7,488       $    7,507       $     9,528       $    9,572
                                           ==========       ==========       ===========       ==========



                                    Continued

                                      (58)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


14.  Financial Instruments (Continued):

During fiscal 2001, the Company purchased foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. The Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1,000 per the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in January 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During fiscal 2001, the Company has recognized time value loss of $404 against net sales offset by the recognition of intrinsic value gains of $403. At August 31, 2001, the Company has unrealized holding gains of $114 related to these foreign currency option contracts. The Company has the following foreign currency option contracts at August 31, 2001, which mature at various dates through February 2002.


                                                    August 31, 2001                 August 31, 2000
                                               Premium        Fair Market       Premium        Fair Market
                                                Paid            Value             Paid           Value
                                                ----            ------            -----          ------

Foreign currency: (U.S. Dollar Equivalents)

   Japanese yen                            $      230       $       46       $        -        $       -


15.  Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims. The Company is currently a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by a third party. Based upon information presently available to the Company, the Company believes it has adequate legal defenses with respect to these actions. Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.




                                    Continued

                                      (59)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)



15.  Contingencies (Continued):

        On March 19, 2001, the Company and Medtronic, Inc. reached a settlement of pending patent litigation (Civil Action No. CV-00-11271 PBS) in the United States District Court for the District of Massachusetts. The settlement also ends all litigation pending worldwide between the parties, including actions in Germany, Belgium, The Netherlands, and the European Patent Office. As part of the settlement, the Company has granted Medtronic a worldwide license under U.S. Patent No. 4,978,338 and its foreign counterparts. This settlement has not had, and is not expected to have in the future a material adverse effect on the Company's business, financial condition or results of operations.

        On August 17, 2001, the United States District Court for the District of New Jersey granted Datascope Corp.'s motion for summary judgment in its declaratory judgment lawsuit that certain claims of the Company's U.S. Patent No. Re. 34,993 relating to its IAB catheter were invalid and that Datascope did not infringe other claims of that patent which remain valid. This judgment does not result in any liability to Arrow and is not expected to have any material adverse effect on the Company's business, financial condition or results of operations.


16.  New Accounting Standards:

Financial Accounting Standard No. 141, "Business Combinations", addresses financial accounting and reporting for business combinations, including the requirement that all business combinations within the scope of the statement are to be accounted for using the purchase method. The Company was required to adopt the provisions of FAS No. 141 as of July 1, 2001.

Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", addresses financial accounting and reporting for acquired goodwill and other intangible assets. The statement addresses how intangible assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FAS No. 142 becomes effective for the Company's first quarter of fiscal 2003, but earlier adoption is permitted. The Company is currently evaluating the impact FAS No. 142 will have on its financial statements.

Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying the provisions of this statement and has not determined the impact that this statement may have on it.






                                    Continued

                                      (60)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


17.  Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 2001 are as follows:


                                                              Quarter
                                 ----------------------------------------------------------------
                                   11-30-00          2-28-01           5-31-01           8-31-01
                                 -----------       -----------       ----------       -----------

Net sales                        $    78,524       $    82,509       $    85,993      $    87,016
Cost of goods sold                    36,923            39,445            40,760           41,445
                                 -----------       -----------       -----------      -----------
Gross profit                          41,601            43,064            45,233           45,571

Operating expenses
Research, development
  and engineering                      6,090             6,121             7,033            5,965
Selling, general and
  administrative                      18,246            18,804            19,992           21,457

Operating income                      17,265            18,139            18,208           18,149

Other expenses (income)                  659               756               460              416

Income before income
   taxes                              16,606            17,383            17,748           17,733

Provision for income taxes             5,480             5,737             5,856            5,852

Net income                       $    11,126       $    11,646       $    11,892      $    11,881

Basic earnings
   per common share              $      0.51       $      0.53       $      0.54      $      0.54

Diluted earnings
   per common share              $      0.50       $      0.53       $      0.54      $      0.53

Weighted average shares used in
  computing basic earnings per
    common share                      22,002            21,990            21,987           22,003

Weighted average shares used in
  computing diluted earnings per
    common share                      22,134            22,111            22,110           22,127

As a result of the adoption of EITF 00-10, net sales increased by $1,216, $1,783, $1,878 and $1,456 for the 1st, 2nd, 3rd and 4th quarters of fiscal 2001. Cost of sales increased by $1,273, $1,863, $1,976 and $1,588 and selling, general, and administrative expenses decreased by $57, $80, $98 and $132 over the same four quarters of fiscal 2001, respectively.



                                    Continued

                                      (61)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

17.  Summary of Quarterly Results (unaudited) (Continued):

Quarterly financial results for the year ended August 31, 2000 are as follows:


                                                              Quarter
                                 ----------------------------------------------------------------
                                   11-30-99          2-28-00           5-31-00           8-31-00
                                 -----------       -----------       ----------       -----------

Net sales                        $    77,931       $    81,982       $    82,653      $    83,148
Cost of goods sold                    36,613            39,288            39,925           40,281
                                 -----------       -----------       -----------      -----------
Gross profit                          41,318            42,694            42,728           42,867

Operating expenses
Research, development
  and engineering                      5,371             4,753             5,369            4,278
Selling, general and
  administrative                      18,181            18,799            18,315           19,626
Special charges*                       3,320                 -                 -                -

Operating income                      14,446            19,142            19,044           18,963

Other expenses (income)                  474               617               180              874

Income before income
  taxes                               13,972            18,525            18,864           18,089

Provision for income taxes             4,750             6,299             6,414            5,803

Net income                       $     9,222       $    12,226       $    12,450      $    12,286

Basic earnings
   per common share              $      0.40       $      0.54       $      0.56      $      0.56

Diluted earnings
   per common share              $      0.40       $      0.54       $      0.56      $      0.55

Weighted average shares used in
  computing basic earnings per
    common share                      22,899            22,540            22,278           22,088

Weighted average shares used in
  computing diluted earnings per
    common share                      22,899            22,603            22,374           22,202

As a result of the adoption of EITF 00-10, net sales increased by $1,214, $1,381, $1,363 and $1,416 for the 1st, 2nd, 3rd and 4th quarters of fiscal 2001. Cost of sales increased by $1,276, $1,458, $1,440 and $1,510 and selling, general, and administrative expenses decreased by $62, $77, $77 and $94 over the same four quarters of fiscal 2000, respectively.

* In the first quarter of fiscal 2000, the Company recorded a special charge (See Note 2, "Special Charges").

                                    Continued

                                      (62)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)




18.  Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 2001, 2000 and 1999:


                                                  2001                  2000                  1999
                                            ----------------      ---------------       ----------------
Average common shares outstanding                 21,995,394           22,450,581             23,195,115
Common shares issuable(1)                            124,973               68,347                      0
                                            ----------------      ---------------       ----------------

Average common shares
   outstanding assuming dilution                  22,120,367           22,518,928             23,195,115


(1)  Issuable primarily under stock option plans.









                                      (63)

                                  SCHEDULE II

                            ARROW INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                   (Column A)               (Column B)                   (Column C)                   (Column D)       (Column E)
                   ----------               ----------         ----------------------------        --------------    -------------

                                                                          Additions
                                                            ----------------------------------
                                                            Charges /                 Charged
                                            Balance at      (Credits)  to            to Other                         Balance at
                                             Beginning         Cost and              Accounts        Deductions          End
                   Description               of Period         Expenses             (Describe)      (Describe)(1)      of Period
                   -----------            -------------     -------------           ----------     -----------      ----------------

  For the year ended August 31, 1999:
   Accounts receivable:
     Allowance for doubtful accounts      $         768     $         440                    -     $         376    $            832
                                          =============     =============         =============    =============    ================

  For the year ended August 31, 2000:
   Accounts receivable:
     Allowance for doubtful accounts      $         832     $         508                    -     $         328    $          1,012
                                          =============     =============         =============    =============    ================

  For the year ended August 31, 2001:
   Accounts receivable:
     Allowance for doubtful accounts      $       1,012     $         817                    -     $        864    $            965
                                          =============     =============         =============    ==============   ================





  (1) Deductions represent write-off of accounts receivable.



                                      (64)

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

   4.1              Form of Common Stock certificate.                  Incorporated by reference from
                                                                       Exhibit 4.1 to the Company's
                                                                       Registration Statement

   10.1             1992 Stock Incentive Plan.                         Incorporated by reference from
                                                                       Exhibit 10.1 to the Company's
                                                                       Registration Statement

   10.2             Arrow International, Inc. 401(k)                   Incorporated by reference from
                    Summary Plan Description (as                       Exhibit 10.2 to the Company's Quarterly
                    Amended on June 1, 2001).                          Report on Form 10-Q for the third quarter
                                                                       period ended May 31, 2001 (the "May 31,
                                                                       2001 Form 10-Q")

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


                                      (65)


EXHIBIT             DESCRIPTION
NUMBER              OF EXHIBIT                                         METHOD OF FILING

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

   10.11.1          Modification Agreement, dated                      Incorporated by reference
                    October 25, 1995, to License                       Exhibit 10.11.1. to the Company's Quarterly
                    Agreement between Daltex Medical                   Report on Form 10-Q for the third quarter
                    Sciences, Inc. and the Company                     period ended May 31, 1997 (the "May
                                                                       31, 1997 Form 10-Q")

   10.11.2          Second Modification Agreement,                     Incorporated by reference
                    dated May 30, 1997, to License                     from Exhibit 10.11.2 to the
                    Agreement between Daltex Medical                   May 31, 1997 Form 10-Q
                    Sciences, Inc. and the Company.

   10.12            Agreement and Compromise                           Incorporated by reference
                    and Release, dated November                        from Exhibit 10.12 to the Company's
                    30, 1988, between Michael A.                       Registration Statement
                    Berman, Critikon, Inc. and the
                    Company.


                                      (66)


EXHIBIT             DESCRIPTION
NUMBER              OF EXHIBIT                                         METHOD OF FILING

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

  10.18             Research and Development Agreement, dated          Incorporated by reference from Exhibit 10.18
                    October 24, 1990, between Medical Innovative       to the Company's Registration Statement
                    Technologies R&D Limited Partnership and the
                    Company.

  10.19             License Agreement, dated February 24, 1992,        Incorporated by reference from Exhibit 10.19
                    between Cathco, Inc. and the Company.              to the Company's Registration Statement


                                      (67)


  EXHIBIT              DESCRIPTION
  NUMBER               OF EXHIBIT                                      METHOD OF FILING
  ------               ----------                                      ----------------

  10.20             Settlement Agreement, dated September 30,          Incorporated by reference from Exhibit 10.20 to
                    1991, among Dr. Randolph M. Howes, Janice          the Company's Registration Statement
                    Kinchen Howes, Baham & Anderson, the Company
                    and Baxter Health Care Corporation and
                    related License Agreement, dated September
                    30, 1991, among Dr. Randolph M. Howes, Janice
                    Kinchen Howes, Baham & Anderson, the Company
                    and Baxter Health Care Corporation.

  10.21             Agreement dated August 7, 2000 between the         Incorporated by reference from Exhibit 10.21
                    Company and United Steelworkers of America         to the Company's Annual Report on Form 10-K
                    AFL/CIO Local 8467.                                for the fiscal year ended August 31, 2000 (the
                                                                       "2000 Form 10-K")

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

  10.23.2           Amended and Restated Retirement Plan for           Incorporated by reference from Exhibit 10.23.2
                    Hourly-Rated Employees of the Wyomissing           to the 1993 Form 10-K
                    Plant of the Company, effective
                    September 1,1989, as amended.

  10.24.1           Amended and Restated Retirement Plan for           Incorporated by reference from Exhibit 10.24
                    Hourly-Rated Employees of the North Carolina       to the Company's Registration Statement
                    and New Jersey Plants of the Company,
                    effective September 1, 1989.

  10.24.2           Amended and Restated Retirement Plan for           Incorporated by reference from Exhibit
                    Hourly-Rated Employees of the  North Carolina      10.24.2 to the 1993 Form 10-K
                    and New Jersey Plants of the Company, effective
                    September 1, 1989, as amended.

  10.25.1           Loan Agreement, dated January 3, 1986, among       Incorporated by reference from Exhibit
                    the Company, Arrow Medical Products, Limited,      10.25.1 to the Company's Registration
                    Arrow International Export Corporation, and        Statement
                    Hamilton Bank.

                                      (68)


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

  10.25.7           Sixth Amendment to Loan Agreement, dated July      Incorporated by reference from
                    15, 1991, among the Company, Arrow Medical         Exhibit  10.25.7 to the Company's
                    Products, Limited, Arrow International Export      Registration Statement
                    Corporation, and Hamilton Bank.

  10.25.8           Seventh Amendment to Loan Agreement, dated         Incorporated by reference from Exhibit
                    September 6, 1991, among the Company, Arrow        10.25.8 to the Company's Registration
                    Medical Products, Limited, Arrow                   Statement
                    International Export Corporation, and
                    Hamilton Bank.

  10.25.9           Eighth Amendment to Loan Agreement, dated          Incorporated by reference from Exhibit
                    February 21, 1992, among the Company, Arrow        10.25.9 to the Company's Registration
                    Medical Products, Limited, Arrow                   Statement
                    International Export Corporation, and
                    Hamilton Bank.


                                      (69)


  EXHIBIT           DESCRIPTION
  NUMBER            OF EXHIBIT                                         METHOD OF FILING
  ------            ----------                                         ----------------
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

  10.25.16          Letter Agreement, dated February 23, 1996,         Incorporated by reference from Exhibit
                    among the Company, Arrow Medical Products,         10.25.16 to the Company's Quarterly Report
                    Limited, Arrow International Export                on Form 10-Q for the second quarter period
                    Corporation, and CoreStates Hamilton Bank,         ended February 29, 1996 (the "February 29,
                    and Note relating thereto.                         1996 Form 10-Q")

  10.25.17          Letter Agreement, dated January 29, 1996           Incorporated by reference from Exhibit
                    among the Company and First Union National         10.25.17 to the February 29, 1996 Form 10-Q
                    Bank, and note relating thereto.


                                      (70)


  EXHIBIT           DESCRIPTION
  NUMBER            OF EXHIBIT                                         METHOD OF FILING
  ------            ----------                                         ----------------
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


                                      (71)


  EXHIBIT           DESCRIPTION
  NUMBER            OF EXHIBIT                                         METHOD OF FILING
  ------            ----------                                         ----------------
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

  10.32             Agreement, dated September 22, 1993, among         Incorporated by reference from Exhibit 10.32
                    Microwave Medical Systems, Inc., the Company       to the 1993 Form 10-K
                    and Kenneth L. Carr.

  10.33             License and Exclusive Supply Agreement, dated      Incorporated by reference from Exhibit 10.33
                    September 22, 1993, between Microwave Medical      to the 1993 Form 10-K
                    Systems, Inc. and the Company.

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

                                      (72)


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

  10.45             Amended and Restated License Agreement dated May   Incorporated by reference from Exhibit 10.45
                    24, 1996, between Microwave Medical Systems,       to the Company's Quarterly Report on Form
                    Inc. and the Company.                              10-Q for the third quarter period ended May
                                                                       31, 1996

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

  10.47             Directors Stock Incentive Plan                     Incorporated by reference from Exhibit 10.47
                                                                       to the 1996 Form 10-K

  10.48             Purchase Agreement, dated June 1, 1996, between    Incorporated by reference from Exhibit 10.48
                    Arrow Tray Products, Inc. (formerly known as       to the 1996 Form 10-K
                    Endovations, Inc.) and the Company.


                                      (73)


  EXHIBIT           DESCRIPTION
  NUMBER            OF EXHIBIT                                         METHOD OF FILING
  ------            ----------                                         ----------------
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

  10.55             Directors Stock Incentive Plan                     Incorporated by reference from Exhibit
                    (as amended on January 19, 2000)                   10.55 to the 2000 Form 10-K

  10.56             1999 Stock Incentive Plan                          Incorporated by reference from Exhibit
                                                                       10.56 to the 2000 Form 10-K

  10.57             Loan Agreement, dated April 12,                    Incorporated by reference from Exhibit
                    2001, among First Union National                   10.57 to the May 31, 2001 Form 10-Q
                    Bank, First Union National Bank,
                    London Branch, and Arrow
                    International, Inc., Arrow Medical
                    Products, Ltd., Arrow Deutschland,
                    GmbH, Arrow Iberia, S.A., Arrow
                    Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E.,
                    Arrow Holland Medical Products B.V.,
                    and Arrow International CR, A.S.

  10.58             Arrow International, Inc. Defined                  Incorporated by reference from Exhibit
                    Benefit Supplemental Executive                     10.58 to the May 31, 2001 Form 10-Q
                    Retirement Plan


                                      (74)


  EXHIBIT           DESCRIPTION
  NUMBER            OF EXHIBIT                                         METHOD OF FILING
  ------            ----------                                         ----------------
   18               Preferability Letter of Pricewaterhouse-           Incorporated by reference from
                    Coopers LLP                                        Exhibit 18 to the 1994 Form 10-K


   21               Subsidiaries of the Company.                       Page 76 of this report


   23               Consent of Pricewaterhouse-                        Page 77 of this report
                    Coopers LLP


   99.1             Cautionary Statement for Purposes                  Page 78 of this report
                    of the Safe Harbor Provisions of the
                    Private Securities Litigation Reform
                    Act of 1995.









                                      (75)