Form 10-Q
period 2001-11-30
ARROW INTERNATIONAL INC
filed 2002-01-11
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the first quarter period ended November 30, 2001

                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For  the transition period from ____________ to ____________

          Commission File Number 0-20212

                            ARROW INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                              23-1969991
--------------------------------                                  --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2400 Bernville Road, Reading, Pennsylvania                             19605
------------------------------------------                            -------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:               (610) 378-0131
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Shares outstanding at January 10, 2002
         ---------                        --------------------------------------

Common Stock, No Par Value                              21,857,471

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index

                                                                                     PAGE

PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Consolidated Balance Sheets at November 30, 2001
                         and August 31, 2001                                          3-4

                         Consolidated Statements of Income                              5

                         Consolidated Statements of Cash Flows                        6-7

                         Consolidated Statements of Comprehensive
                         Income                                                         8

                         Notes to Consolidated Financial Statements                  9-12

              Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                        13-17

              Item 3.    Quantitative and Qualitative Disclosures About
                         Market Risk                                                18-19




PART II.      OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K                                20

Signature                                                                              21

Exhibit Index                                                                          22


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                                                  November 30,              August 31,
                                                                     2001                      2001
                                                              ------------------        ------------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $            6,959        $            2,968
   Accounts receivable, net                                               77,179                    79,151
   Inventories                                                            95,635                    94,420
   Prepaid expenses and other                                             24,719                    24,596
   Deferred income taxes                                                   3,978                     2,850
                                                              ------------------        ------------------
     Total current assets                                                208,470                   203,985
                                                              ------------------        ------------------

Property, plant and equipment:
   Property, plant and equipment                                         247,191                   241,491

   Less accumulated depreciation                                        (118,901)                 (115,231)
                                                              -------------------       ------------------
                                                                         128,290                   126,260
                                                              ------------------        ------------------

Goodwill, net                                                             43,433                    43,422
Intangible and other assets, net                                          39,349                    41,115
Deferred income taxes                                                      2,822                     2,928
                                                              ------------------        ------------------
     Total other assets                                                   85,604                    87,465
                                                              ------------------        ------------------

     Total assets                                             $          422,364        $          417,710
                                                              ==================        ==================


           See accompanying notes to consolidated financial statements

                                    Continued

                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                  November 30,              August 31,
                                                                     2001                      2001
                                                              ------------------        ------------------
LIABILITIES
Current liabilities:
   Current maturities of long-term debt                       $              300        $              300
   Notes payable                                                          47,420                    50,422
   Accounts payable                                                        9,326                     8,164
   Cash overdrafts                                                           716                     1,964
   Accrued liabilities                                                     9,611                     8,629
   Accrued compensation                                                    5,879                     6,557
   Accrued income taxes                                                    5,697                     2,393
                                                              ------------------        ------------------
     Total current liabilities                                            78,949                    78,429

Long-term debt                                                               600                       600
Accrued postretirement benefit obligation                                 12,422                    12,592

Commitments and contingencies                                                 -                         -

SHAREHOLDERS' EQUITY

   Preferred stock, no par value;
     5,000,000 shares authorized;
     none issued                                                              -                         -
   Common stock, no par value;
     50,000,000 shares authorized;
     issued 26,478,813 shares                                             45,661                    45,661
   Additional paid-in capital                                              1,158                       930
   Retained earnings                                                     343,301                   332,806
     Less treasury stock at cost:
     4,626,010 and 4,477,413 shares,
     respectively                                                        (51,644)                  (45,995)
   Accumulated other comprehensive
     expense                                                              (8,083)                   (7,313)
                                                              -------------------       ------------------

     Total shareholders' equity                                          330,393                   326,089
                                                              ------------------        ------------------

     Total liabilities and
       shareholders' equity                                   $          422,364        $          417,710
                                                              ==================        ==================


           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                           --------------------------
                                                                         November 30,       November 30,
                                                                            2001                2000
                                                                       ---------------    ----------------
Net sales                                                              $        84,202    $         78,524
Cost of goods sold                                                              40,495              36,923
                                                                       ---------------    ----------------
   Gross profit                                                                 43,707              41,601

Operating expenses:
   Research, development and engineering                                         6,730               6,090
   Selling, general and administrative                                          19,069              18,246
                                                                       ---------------    ----------------

   Operating income                                                             17,908              17,265
                                                                       ---------------    ----------------

Other expenses (income):
   Interest expense, net of amounts capitalized                                    391                 729
   Interest income                                                                (184)               (162)
   Other, net                                                                       48                  92
                                                                       ---------------    ----------------
   Other expenses, net                                                             255                 659
                                                                       ---------------    ----------------

Income before income taxes                                                      17,653              16,606
Provision for income taxes                                                       5,737               5,480
                                                                       ---------------    ----------------

   Net income                                                          $        11,916    $         11,126
                                                                       ===============    ================


Basic earnings per common share                                        $           .54    $            .51
                                                                       ===============    ================

Diluted earnings per common share                                      $           .54    $            .50
                                                                       ===============    ================

Cash dividends per common share                                        $          .065    $           .060
                                                                       ===============    ================

Weighted average shares outstanding
   used in computing basic earnings
      per common share                                                      21,891,355          22,001,538
                                                                       ===============    ================

Weighted average shares outstanding
   used in computing diluted earnings
      per common share                                                      22,026,856          22,134,017
                                                                       ===============    ================


           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                           ---------------------------
                                                                      November 30,          November 30,
                                                                          2001                  2000
                                                                     ---------------      ----------------
Cash flows from operating activities:
   Net income                                                        $        11,916      $         11,126
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                                4,347                 3,715
   Amortization of intangible assets and goodwill                                871                 1,398
   Deferred income taxes                                                      (1,025)                 (668)
   Unrealized holding loss on securities                                         207                   620
   Other                                                                        (220)                  150
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                  1,405                (5,306)
     Inventories                                                              (1,252)               (1,446)
     Prepaid expenses and other                                                 (177)               (2,591)
     Accounts payable and accrued liabilities                                  1,658                 2,311
     Accrued compensation                                                       (636)               (1,115)
     Accrued income taxes                                                      3,296                 4,836
                                                                     ---------------      ----------------
     Total adjustments                                                         8,474                 1,904
                                                                     ---------------      ----------------
     Net cash provided by operating activities                                20,390                13,030
                                                                     ---------------      ----------------

Cash flows from investing activities:
   Capital expenditures                                                       (6,428)               (4,316)
   Decrease (increase) in intangible and other assets                            954                  (201)
                                                                     ---------------      ----------------
     Net cash used in investing activities                                    (5,474)               (4,517)
                                                                     ----------------     ----------------

Cash flows from financing activities:
   Decrease in notes payable                                                  (2,521)               (4,903)
   Principal payments of long-term debt,
     including current maturities                                                 -                    (40)
   Decrease in book overdrafts                                                (1,249)               (1,035)
   Dividends paid                                                             (1,430)               (1,320)
   Proceeds from stock options exercised                                         139                     9
   Purchase of treasury stock                                                 (5,758)                   -
                                                                     ----------------     ----------------
     Net cash used in financing activities                                   (10,819)               (7,289)
                                                                     ----------------     -----------------

Effect of exchange rate changes on cash and
   cash equivalents                                                             (106)                  (73)

Net change in cash and cash equivalents                                        3,991                 1,151
Cash and cash equivalents at beginning of year                                 2,968                 3,959
                                                                     ---------------      ----------------
Cash and cash equivalents at end of period                           $         6,959      $          5,110
                                                                     ===============      ================


           See accompanying notes to consolidated financial statements

                                    Continued

                            ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                 (In thousands)
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                           --------------------------
                                                                         November 30,       November 30,
                                                                            2001                2000
                                                                       ---------------    ---------------

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                             $           393       $         729
     Income taxes                                                      $           437       $         744

















           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                        November 30,          November 30,
                                                                            2001                 2000
                                                                       ---------------       -------------

Net income                                                             $        11,916       $      11,126

Other comprehensive income (expense):
   Foreign currency translation adjustments                                       (405)               (638)
   Unrealized holding loss on foreign currency
     option contracts                                                              (32)                 -
   Unrealized holding loss on securities, net of tax
     ($207 and $620, respectively)                                                (333)               (998)
                                                                       ----------------      -------------

Other comprehensive expense                                                       (770)             (1,636)
                                                                       ----------------      --------------

Total comprehensive income                                             $        11,146       $       9,490
                                                                       ===============       =============







           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of Arrow International, Inc. (the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2001.

Note 2 - Inventories:

Inventories are summarized as follows:

                                      November 30,            August 31,
                                          2001                   2001
                                   ------------------    ------------------
         Finished goods            $           30,593    $           32,336
         Semi-finished goods                   24,632                21,863
         Work-in-process                       12,041                12,890
         Raw materials                         28,369                27,331
                                   ------------------    ------------------
                                   $           95,635    $           94,420
                                   ==================    ==================


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

In fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, which requires that freight expense be classified in the Company's income statement as a cost of sales. Previously, the Company had included freight charges as primarily a reduction of net sales and, in some cases, as a marketing expense. The effect of the adoption of EITF 00-10 on the Company's first quarter financial results for fiscal 2001 is to increase sales and cost of sales, and to reduce selling, general and administrative expense (SG&A) as follows:

                                         For the Three Months Ended
                                                November 30,
                                                   2000
                                            ------------------
         Net sales                          $            1,216
         Cost of sales                      $            1,273
         SG&A                               $             (57)

Goodwill, Intangible and Other Assets:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. "Intangible and Other Assets," net, include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, from 5-20 years.

As further discussed in Note 6 below, the Company has adopted the provisions of Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective as of September 1, 2001. In accordance with this statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets determined to have an indefinite life that are acquired in a purchase business combination will not be amortized but will be evaluated for impairment.

Note 5 - Segment Reporting:

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

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 5 - Segment Reporting: (Continued)

The following table provides quarterly information about the Company's sales by product category:


                                              Quarter ended                           Quarter ended
                                            November 30, 2001                       November 30, 2000
                                            -----------------                       -----------------
                                       Critical             Cardiac            Critical             Cardiac
                                         Care                Care                Care                Care
                                    ---------------    ----------------    ---------------     -------------
Sales to external
     customers                      $        71,000    $         13,200    $        65,900     $      12,600


The following tables present quarterly information about geographic areas:

                                                           Quarter ended November 30, 2001
                               --------------------------------------------------------------------------------------------
                                   United         Asia and                        Other
                                   States          Africa         Europe         Foreign        Export        Consolidated
                               -------------     ----------     ---------       ---------     ---------      --------------
Sales to unaffiliated
     customers                 $      56,295     $    7,437     $   7,671       $   2,418     $  10,379      $      84,200


                                                           Quarter ended November 30, 2001
                               --------------------------------------------------------------------------------------------
                                   United         Asia and                        Other
                                   States          Africa         Europe         Foreign        Export        Consolidated
                               -------------     ----------     ---------       ---------     ---------      --------------
Sales to unaffiliated
     customers                 $      53,490     $    8,163     $   6,393       $   2,575     $   7,879      $       78,500


Note 6 - New Accounting Standards:

In fiscal 2001, the Financial Accounting Standards Board ("FASB") issued SFAS
142. SFAS 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

As stated in Note 4 above, the Company has adopted the provisions of SFAS 142 effective as of September 1, 2001. In accordance with the statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible asset determined to have an indefinite life that are acquired in a purchase business combination will not be amortized but will be evaluated for impairment. In accordance with the provisions of SFAS 142, the Company will complete step one of the impairment test of goodwill that exists on the Company's balance sheet at the date of its adoption, no later than February 28, 2002.

The impact of the adoption of SFAS 142 on the Company's financial statements was to decrease goodwill amortization by $800 in the first quarter of fiscal 2002, resulting in an increase in net income of $549 after tax and basic and diluted earnings per share of $.02.

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 6 - New Accounting Standards (Continued):

The following table reflects consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the three-month period ended November 30, 2000:


                                                                         For the Three Months Ended
                                                                     November 30,          November 30,
                                                                         2001                  2000
                                                                  ------------------    ------------------
Net Income:
As reported                                                       $           11,916    $           11,126
Goodwill amortization (net of tax of $0 and $182)                                 -                    438
As adjusted                                                       $           11,916    $           11,564

Basic Earnings Per Share:
As reported                                                       $             0.54    $             0.51
Goodwill amortization (net of tax of $.00 and $.01)                               -                   0.02
As adjusted                                                       $             0.54    $             0.53

Diluted Earnings Per Share:
As reported                                                       $             0.54    $             0.50
Goodwill amortization (net of tax of $.00 and $.01)                               -                   0.02
As adjusted                                                       $             0.54    $             0.52

Amortization expense of intangibles under this pronouncement for the three months ended November 30, 2001 was $871. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

         Fiscal year ending August 31:                       Amount
         -----------------------------                       ------
                2002                                        $ 3,431
                2003                                          3,267
                2004                                          3,144
                2005                                          3,093
                2006                                          2,980

Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying the provisions of this statement and has not determined the impact that the adoption of this statement may have on its financial statements.

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


                              Results of Operations

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

Net sales for the first quarter of fiscal 2002 ended November 30, 2001 increased 7.2% to $84.2 million, compared with $78.5 million in the same period last year. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns and other allowances. Sales of critical care products increased 7.7% to $71.0 million from $65.9 million in the comparable prior year period due primarily to additional unit shipments of central venous and special catheters. Sales of cardiac care products increased to $13.2 million from $12.6 million, an increase of 4.8% from the comparable prior year period, principally as a result of higher sales of intra-aortic balloon pumps. International sales increased by 11.6% to $27.9 million from $25.0 million in the comparable prior year period, principally as a result of increased unit shipments of central venous and special catheters. International sales represented 33.1% of net sales, compared to 31.9% in the comparable prior year period. As a result of the increased strength of the U.S. dollar, net sales for the quarter decreased by $0.9 million.

In fiscal year 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 00-10, which requires that freight expense be classified in the Company's income statement as a cost of sales. Previously, the Company had accounted for freight charges as primarily a reduction of net sales and, in some cases, as a marketing expense.

                            ARROW INTERNATIONAL, INC.


Gross profit increased 5.1% to $43.7 million in the first quarter of fiscal 2002 from $41.6 million in the same period of fiscal 2001. As a percentage of net sales, gross profit was 51.9% and 53.0% in the three-month periods ended November 30, 2001 and 2000, respectively. The decline in gross margin was due primarily to lower international pricing and higher manufacturing costs.

Research, development and engineering expenses increased by 10.5% to $6.7 million in the first quarter of fiscal 2002 from $6.1 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the first quarter of fiscal 2002 to 8.0%, compared to 7.8% in the same period in fiscal 2001, due primarily to continuation of spending for clinical testing of the Arrow LionHeart(TM), the Company's Left Ventricular Assist System.

Selling, general and administrative expenses increased by 4.5% to $19.1 million during the first quarter of fiscal 2002 from $18.3 million in the same period of fiscal 2001 and decreased as a percentage of net sales to 22.6% in the first quarter of fiscal 2002 from 23.2% in the comparable period of fiscal 2001, due primarily to reduced goodwill amortization expense related to the Company's adoption of SFAS 142 (see Item 1. - Notes to Consolidated Financial Statements - Notes 4 and 6).

Principally due to the above factors, operating income increased in the first quarter of fiscal 2002 by 3.7% to $17.9 million from $17.3 million in the comparable prior year period.

Other expenses (income), net, decreased to $0.3 million of expense during the first quarter of fiscal 2002 from $0.7 million of expense in the comparable prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased during the first quarter of fiscal 2002 by 6.3% to $17.7 million from $16.6 million in the comparable prior year period. For the first quarter of fiscal 2002, the Company's effective income tax rate was 32.5%, a decrease from 33.0% in the same period of fiscal 2001, principally as a result of the adoption of SFAS 142 (see Item 1. - Notes to Consolidated Financial Statements - Notes 4 and
6) and higher research and development tax credits.

Net income increased 7.1% to $11.9 million from $11.1 million in the comparable fiscal 2001 period. As a percentage of net sales, net income was 14.2% during each of the three months ended November 30, 2001 and 2000.

                            ARROW INTERNATIONAL, INC.

Basic earnings per common share were $0.54 and $0.51 in the first quarters of fiscal 2002 and 2001, respectively. Diluted earnings per share were $0.54 and $0.50 in the first quarters of fiscal 2002 and 2001, respectively. Weighted average shares used in computing basic earnings per common share decreased to 21,891,355 in the first quarter of fiscal 2002 from 22,001,538 in the comparable prior year period as a result of the Company's previously announced share repurchase program, which remains in effect. Weighted average shares used in computing diluted earnings per common share decreased to 22,026,856 from 22,134,017 in the comparable prior year period for the same reason.


                         Liquidity and Capital Resources

For the three months ended November 30, 2001, net cash provided by operations was $20.4 million, an increase of $7.4 million from the same period in the prior year, due primarily to a decrease in accounts receivable. Accounts receivable, net of the allowance for doubtful accounts, decreased by $2.0 million in the three months ended November 30, 2001, compared to a $4.5 million increase in the same period in fiscal 2001. Accounts receivable, measured in average days sales outstanding during the period, was 83 days at November 30, 2001 and 91 days at November 30, 2000. The decrease in accounts receivable during the first quarter of the current fiscal year was due primarily to increased collection efforts by the Company. In addition, as previously reported, one of the Company's major U.S. distributors has continued to experience declining net sales and a significant net loss for its most recently reported period. In October 2001, this distributor announced plans to begin a formal review of its strategic alternatives, including a major refinancing effort. The Company has accounts receivable due from this distributor in the amount of $5.7 million as of November 30, 2001. Based on information presently available to the Company and the payment history of this distributor, the Company continues to believe the receivables due from this distributor will be collected in the normal course of business. However, in the event some or all of these receivables become uncollectible, the Company's future results of operations could be materially adversely affected. The Company intends to continue to monitor this situation closely to mitigate its future credit risk exposure.

Net cash used in the Company's investing activities increased to $5.5 million in the three months ended November 30, 2001 from $4.5 million for the same period in fiscal 2001, due primarily to increased capital expenditures in the first quarter of fiscal 2002 in support of the Company's construction of additional manufacturing capacity at its manufacturing and research facility in the Czech Republic.

Net cash used in financing activities increased to $10.8 million in the three months ended November 30, 2001 from $7.3 million in the same period in fiscal 2001, primarily as a result of increased use of cash to purchase shares of the Company's common stock in the open market in connection with its previously announced share repurchase program. During the three months ended November 30, 2001, the Company repurchased a total of 158,500 shares of its common stock under this program for $5.8 million. As of November 30, 2001, the Company had repurchased a total of 1,418,800 shares under this program for approximately $43.7 million since the program's inception in March 1999.

                            ARROW INTERNATIONAL, INC.


At November 30, 2001, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $31.5 million was outstanding domestically. In fiscal 2001, the terms of this facility was amended and restated to, among other things, include certain of the Company's subsidiaries as permitted borrowers, allowing up to $25.0 million of the $65.0 million to be drawn upon by any one or more of these subsidiaries in their local currency. As of November 30, 2001, certain of the Company's foreign subsidiaries have $6.5 million outstanding under the facility. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50.0 million. At November 30, 2001, the Company was in compliance with all such covenants. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $19.5 million, of which $9.4 million was outstanding as of November 30, 2001. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities decreased $3.0 million and $5.0 million during the three months ended November 30, 2001 and November 30, 2000, respectively.

During the three month periods ended November 30, 2001 and 2000, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 20.8% and 21.8%, respectively.

In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities or transaction being hedged. The premiums paid on

                            ARROW INTERNATIONAL, INC.


foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 30, 2001, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $7.2 million mature at various dates through February 2002 and foreign currency option contracts with a fair market value of $0.2 million mature at various dates through May 2002. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including equipment, at its existing manufacturing and research facility in the Czech Republic. This construction was completed in December 2001. The Company spent $6.4 million as of November 30, 2001 and continues to anticipate spending up to the authorized amount.

In fiscal 2001, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including related equipment, at its existing manufacturing and research facility in the Czech Republic. Construction of the additional space at this facility was completed in December 2001. As of November 30, 2001, the Company has spent $6.4 million on this construction and anticipates spending up to the authorized amount during the remainder of fiscal 2002 to bring such additional manufacturing capacity on-line.

Based upon its present plans, the Company believes that its working capital, operating cash flow and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and repurchases of the Company's stock in the open market, and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

                            ARROW INTERNATIONAL, INC.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments:

During the three month periods ended November 30, 2001 and 2000, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 20.8% and 21.8%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

At November 30, 2001, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through February 2002. The following table identifies forward exchange contracts to sell foreign currencies at November 30, 2001 and August 31, 2001 as follows:


                                                  November 30, 2001                 August 31, 2001
                                              Notional       Fair Market       Notional        Fair Market
                                               Amounts         Value            Amounts           Value
                                            -----------     -----------      ------------      -----------
Foreign currency: (U.S. Dollar Equivalents)

   Japanese yen                             $     1,643     $     1,622       $     1,661      $     1,688
   Canadian dollars                               1,326           1,334             1,942            1,933
   Euro                                           2,634           2,687             2,599            2,606
   Mexican peso                                   1,071           1,078             1,286            1,280
   African rand                                     503             481                -                -
                                            -----------     -----------       -----------      -----------
                                            $     7,177     $     7,202       $     7,488      $     7,507
                                            ===========     ===========       ===========      ===========

                            ARROW INTERNATIONAL, INC.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk


Financial Instruments (Continued):

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three months ended November 30, 2001 and 2000, the Company recognized time value loss of $32 and $0, respectively, against net sales offset by the recognition of intrinsic value gains of $114 and $0, respectively. At November 30, 2001, the Company has unrealized holding gains of $82 related to these foreign currency option contracts. The Company has the following foreign currency option contracts at November 30, 2001, which mature at various dates through May 2002.


                                         November 30, 2001                    August 31, 2001
                                     Premium       Fair Market           Premium        Fair Market
                                      Paid            Value               Paid             Value
                                      ----            -----               ----             -----
Foreign currency: (U.S. Dollar Equivalents)

         Japanese yen              $     207        $     203           $     230        $      46


                           ARROW INTERNATIONAL, INC.


PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

                  (a)    Exhibits

                         The following exhibits will be filed as part of this Form 10-Q:

                         Exhibit 99.1       Cautionary Statement for Purposes
                                            of the Safe Harbor Provisions of the
                                            Private Securities Litigation Reform
                                            Act of 1995

                  (b)    Reports on Form 8-K

                         No reports on Form 8-K were filed during the quarter ended November 30, 2001.

                            ARROW INTERNATIONAL, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARROW INTERNATIONAL, INC.
                                                       (Registrant)



Date: January 11, 2002                By:   /s/  Frederick J. Hirt
                                            ------------------------------------
                                                       (signature)

                                            Frederick J. Hirt
                                            Chief Financial Officer
                                            Vice President-Finance & Treasurer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION
NUMBER        OF EXHIBIT                              METHOD OF FILING
------        ----------                              ----------------


99.1          Cautionary Statement for Purposes       Page 23-27 of this report
              of the Safe Harbor Provisions of the
              Private Securities Litigation Reform
              Act of 1995