Form 10-Q
period 2002-02-28
ARROW INTERNATIONAL INC
filed 2002-04-15
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the second quarter period ended February 28, 2002

                                   or

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from              to
                                        ------------    ------------

    Commission File Number   0-20212

                            ARROW INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                         23-1969991
--------------------------------------                       -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


2400 Bernville Road, Reading, Pennsylvania                               19605
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (610) 378-0131
                                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Shares outstanding at April 10, 2002
         ---------                        ------------------------------------

Common Stock, No Par Value                             21,929,702

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index

                                                                                        Page
                                                                                        ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Consolidated Balance Sheets at February 28, 2002
                    and August 31, 2001                                                  3-4

                    Consolidated Statements of Income                                    5-6

                    Consolidated Statements of Cash Flows                                7-8

                    Consolidated Statements of Comprehensive Income                        9

                    Notes to Consolidated Financial Statements                         10-15

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                16-24

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                                  25-26


PART II.   OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders                   27

           Item 6.  Exhibits and Reports on Form 8-K                                      28


Signature                                                                                 29

Exhibit Index                                                                             30

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                                    February 28,                August 31,
                                                        2002                       2001
                                                  ----------------           ---------------
ASSETS
Current assets:
   Cash and cash equivalents                      $          5,221           $         2,968
   Accounts receivable, net                                 79,285                    79,151
   Inventories                                              92,166                    94,420
   Prepaid expenses and other                               25,049                    24,596
   Deferred income taxes                                     4,375                     2,850
                                                  ----------------           ---------------
     Total current assets                                  206,096                   203,985
                                                  ----------------           ---------------

Property, plant and equipment:
   Total property, plant and equipment                     251,921                   241,491

   Less accumulated depreciation                          (122,860)                 (115,231)
                                                  -----------------          ---------------

                                                           129,061                   126,260
                                                  ----------------           ---------------


   Goodwill, net                                            45,558                    43,422
   Intangible and other assets, net                         33,670                    41,115
   Deferred income taxes                                     3,520                     2,928
                                                  ----------------           ---------------
     Total other assets                                     82,748                    87,465
                                                  ----------------           ---------------

     Total assets                                 $        417,905           $       417,710
                                                  ================           ===============






           See accompanying notes to consolidated financial statements

                                    Continued

                            ARROW INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS, Continued

                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                    February 28,               August 31,
                                                                        2002                      2001
                                                                  ----------------          ----------------
LIABILITIES
Current liabilities:
   Current maturities of long-term debt                           $            300           $           300
   Notes payable                                                            33,815                    50,422
   Accounts payable                                                          9,583                     8,164
   Cash overdrafts                                                             542                     1,964
   Accrued liabilities                                                      10,073                     8,629
   Accrued compensation                                                      6,429                     6,557
   Accrued income taxes                                                      3,082                     2,393
                                                                  ----------------           ---------------
     Total current liabilities                                              63,824                    78,429

Long-term debt                                                                 300                       600
Accrued postretirement benefit obligation                                   12,265                    12,592

Commitments and contingencies                                                   -                         -

SHAREHOLDERS' EQUITY

   Preferred Stock, no par value;
     5,000,000 shares authorized;
     none issued                                                                -                         -
   Common Stock, no par value;
     50,000,000 shares authorized;
     issued 26,478,813 shares                                               45,661                    45,661
   Additional paid-in capital                                                1,812                       930
   Retained earnings                                                       354,470                   332,806
     Less treasury stock at cost:
     4,597,498 and 4,477,413 shares,
     respectively                                                          (51,327)                  (45,995)
   Accumulated other comprehensive
     expense                                                                (9,100)                   (7,313)
                                                                  -----------------          ---------------

     Total shareholders' equity                                            341,516                   326,089
                                                                  ----------------           ---------------

     Total liabilities and
       shareholders' equity                                       $        417,905           $       417,710
                                                                  ================           ===============


           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                           --------------------------
                                                                     February 28,              February 28,
                                                                        2002                       2001
                                                                  ----------------           ---------------
Net sales                                                         $         85,826           $        82,509
Cost of goods sold                                                          41,458                    39,445
                                                                  ----------------           ---------------
   Gross profit                                                             44,368                    43,064

Operating expenses:
   Research, development and engineering                                     6,389                     6,121
   Selling, general and administrative                                      18,784                    18,804
                                                                  ----------------           ---------------

   Operating income                                                         19,195                    18,139
                                                                  ----------------           ---------------

Other expenses (income):
   Interest expense, net of amounts capitalized                                192                       573
   Interest income                                                             (43)                      (32)
   Other, net                                                                  231                       215
                                                                  ----------------           ---------------
   Other expenses, net                                                         380                       756
                                                                  ----------------           ---------------

Income before income taxes                                                  18,815                    17,383
Provision for income taxes                                                   6,115                     5,737
                                                                  ----------------           ---------------

     Net income                                                   $         12,700           $        11,646
                                                                  ================           ===============


Basic earnings per common share                                   $            .59           $           .53
                                                                  ================           ===============

Diluted earnings per common share                                 $            .58           $           .53
                                                                  ================           ===============

Cash dividends per common share                                   $           .070           $          .065
                                                                  ================           ===============

Weighted average shares outstanding
   used in computing basic earnings
     per common share                                                   21,862,123                21,989,606
                                                                  ================           ===============

Weighted average shares outstanding
   used in computing diluted earnings
     per common share                                                   22,067,240                22,110,690
                                                                  ================           ===============

           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                    February 28,             February 28,
                                                                        2002                      2001
                                                                  ----------------           ---------------
Net sales                                                         $         170,028          $       161,033
Cost of goods sold                                                           81,953                   76,368
                                                                  -----------------          ---------------
   Gross profit                                                              88,075                   84,665

Operating expenses:
   Research, development and engineering                                     13,119                   12,211
   Selling, general and administrative                                       37,853                   37,050
                                                                  -----------------         ----------------

   Operating income                                                          37,103                   35,404
                                                                  -----------------          ---------------

Other expenses (income):
   Interest expense, net of amounts capitalized                                 438                    1,174
   Interest income                                                              (82)                     (66)
   Other, net                                                                   279                      307
                                                                  -----------------          ---------------
   Other expenses, net                                                          635                    1,415
                                                                  -----------------          ---------------

Income before income taxes                                                   36,468                   33,989
Provision for income taxes                                                   11,852                   11,217
                                                                  -----------------          ---------------

   Net income                                                     $          24,616          $        22,772
                                                                  =================          ===============


Basic earnings per common share                                   $            1.13          $          1.04
                                                                  =================          ===============

Diluted earnings per common share                                 $            1.12          $          1.03
                                                                  =================          ===============

Cash dividends per common share                                   $            .135         $           .125
                                                                  =================         ================

Weighted average shares outstanding
 used in computing basic earnings
   per common share                                                      21,876,819               21,995,605
                                                                  =================          ===============

Weighted average shares outstanding
 used in computing diluted earnings
   per common share                                                      22,047,128               22,122,190
                                                                  =================          ===============


           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                     February 28,             February 28,
                                                                         2002                     2001
                                                                  -----------------         ----------------
Cash flows from operating activities:
   Net income                                                     $          24,616         $         22,772
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                               9,080                    7,834
   Amortization of intangible assets                                          1,718                    2,797
   401(k) plan stock contribution                                               377                       -
   Gain on sale of securities                                                (1,703)                      -
   Deferred income taxes                                                     (2,128)                  (1,076)
   Unrealized holding loss (gain) on securities                               1,052                      729
   Unrealized holding gain on foreign currency options                          671                      172
   Loss on sale of implantable drug
      infusion pump business                                                  1,115                       -
   Other                                                                       (399)                     388
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                (1,789)                  (6,116)
     Inventories                                                              2,106                   (4,178)
     Prepaid expenses and other                                                (623)                  (2,949)
     Accounts payable and accrued liabilities                                 1,511                    2,738
     Accrued compensation                                                       (41)                  (1,654)
     Accrued income taxes                                                       670                      592
                                                                  -----------------         ----------------
     Total adjustments                                                       11,617                     (723)
                                                                  -----------------         -----------------
     Net cash provided by operating activities                               36,233                   22,049
                                                                  -----------------         ----------------
Cash flows from investing activities:
   Capital expenditures                                                     (11,884)                 (10,272)
   Decrease (increase) in intangible and other assets                           120                   (2,631)
   Cash paid for business acquired, net                                          -                    (3,000)
   Proceeds from sale of securities                                           2,540                       -
                                                                  -----------------         ----------------
     Net cash used in investing activities                                   (9,224)                 (15,903)

Cash flows from financing activities:
   (Decrease) Increase in notes payable                                     (15,110)                  (3,533)
   Principal payments of long-term debt                                        (300)                    (340)
   (Decrease) increase in book overdrafts                                    (1,422)                   1,123
   Dividends paid                                                            (2,851)                  (2,640)
   Proceeds from stock options exercised                                        931                       59
   Purchase of treasury stock                                                (5,758)                  (1,013)
                                                                  -----------------         -----------------
     Net cash used in financing activities                                  (24,510)                  (6,344)
Effect of exchange rate changes on cash
   and cash equivalents                                                        (246)                    (252)

Net change in cash and cash equivalents                                       2,253                     (450)
Cash and cash equivalents at beginning of year                                2,968                    3,959
                                                                  -----------------         ----------------
Cash and cash equivalents at end of period                        $           5,221         $          3,509
                                                                  =================         ================

           See accompanying notes to consolidated financial statements

                                    Continued

                            ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                 (In thousands)
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                           ------------------------
                                                                   February 28,              February 28,
                                                                       2002                      2001
                                                                  --------------            --------------
Supplemental disclosure of cash flow information:

   Cash paid during the year for:

     Interest (net of amounts capitalized)                        $          442            $        1,158

     Income taxes                                                 $        9,904            $       10,292



Supplemental schedule of non-cash investing and financing activities:

   Estimated fair value of assets acquired,
     net of cash acquired                                         $           -              $       4,850
   Cash paid for assets, net of cash acquired,
     of $0 and $0, respectively                                               -                      3,000
                                                                  --------------             -------------
   Liabilities assumed                                            $           -              $       1,850
                                                                  ==============             =============

   Cash paid for business acquired:
     Working capital                                              $           -              $          -
     Property, plant and equipment                                            -                        180
     Goodwill, intangible assets and in-process
        research and development                                              -                      2,820
                                                                  --------------             -------------
                                                                  $           -              $       3,000
                                                                  ==============             =============



   Treasury stock issued for 401(k) plan
      contribution                                                $          377            $           -
                                                                  ==============            ==============


           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)


                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                        February 28,          February 28,
                                                                            2002                  2001
                                                                       ---------------       --------------
Net income                                                             $        12,700       $      11,646

Other comprehensive income (expense):
   Currency translation adjustments                                               (361)                846
   Unrealized holding gain on foreign currency
   option contracts                                                                703                 172
   Unrealized holding loss on securities,
      net of tax ($192 and $109, respectively)                                    (309)               (175)
   Reclassification adjustment for gains
      on securities included in net income, net of
      tax ($653 and $0, respectively)                                           (1,050)                 -
                                                                       ---------------       -------------

Other comprehensive income (expense)                                            (1,017)                843
                                                                       ----------------      -------------

Total comprehensive income                                             $        11,683       $      12,489
                                                                       ===============       =============


                                                                             For the Six Months Ended
                                                                             ------------------------
                                                                        February 28,          February 28,
                                                                            2002                  2001
                                                                       ---------------       --------------
Net income                                                             $        24,616       $      22,772

Other comprehensive income (expense):
   Currency translation adjustments                                               (766)                208
   Unrealized holding gain on foreign currency
   option contracts                                                                671                 172
   Unrealized holding loss on securities,
      net of tax ($399 and $729, respectively)                                    (642)             (1,173)
   Reclassification adjustment for gains
      on securities included in net income, net of
      tax ($653 and $0, respectively)                                           (1,050)                 -
                                                                       ---------------       -------------

Other comprehensive income (expense)                                            (1,787)               (793)
                                                                       ----------------      --------------

Total comprehensive income                                             $        22,829       $      21,979
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

Note 2 - Inventories

Inventories are summarized as follows:

                                   February 28,               August 31,
                                       2002                       2001
                                ----------------           ---------------
   Finished goods               $         28,848           $        32,336
   Semi-finished goods                    25,217                    21,863
   Work-in-process                        12,202                    12,890
   Raw materials                          25,899                    27,331
                                ----------------           ---------------
                                $         92,166           $        94,420
                                ================           ===============

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





                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 4 - Accounting Policies


Reclassifications:

Certain prior period information has been reclassified for comparative purposes.


Revenue Recognition:

Revenue is recognized at the time products are shipped and title has passed to the customer. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances.


Goodwill, Intangible and Other Assets:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. "Intangible and Other Assets," net, include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, from 5-20 years.

As further discussed in Note 6 below, the Company adopted the provisions of Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective as of September 1, 2001. In accordance with this statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets determined to have an indefinite life that are acquired in a future purchase business combination will not be amortized but will be evaluated for impairment.



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



                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 5 - Segment Reporting: (Continued)


The following table provides quarterly information about the Company's sales by product category:

                                              Quarter ended                          Quarter ended
                                             February 28, 2002                      February 28, 2001
                                             -----------------                      -----------------
                                       Critical             Cardiac            Critical             Cardiac
                                         Care                Care                Care                Care
                                    ---------------    ----------------    ---------------     -------------
Sales to external
     customers                      $        72,200    $         13,600    $        67,100     $      15,400



The following tables present quarterly information about geographic areas:


                                                           Quarter ended February 28, 2002
                               ---------------------------------------------------------------------------------------
                                   United         Asia and                    Other
                                   States          Africa       Europe        Foreign           Export    Consolidated
                               -------------   -------------  -----------  -------------      ----------  ------------

Sales to unaffiliated
     customers                 $      57,805   $       7,563  $     7,529  $       2,582      $   10,321  $     85,800



                                                           Quarter ended February 28, 2001
                               ---------------------------------------------------------------------------------------
                                   United         Asia and                    Other
                                   States          Africa       Europe        Foreign           Export    Consolidated
                               -------------   -------------  -----------  -------------      ----------  ------------

Sales to unaffiliated
     customers                 $      53,810   $       9,037  $     6,907  $       2,525      $   10,221  $     82,500





                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 5 - Segment Reporting: (Continued)


The following table provides year-to-date information about the Company's sales by product category:

                                            Six months ended                        Six months ended
                                            February 28, 2002                       February 28, 2001
                                            -----------------                       -----------------
                                       Critical             Cardiac            Critical             Cardiac
                                         Care                Care                Care                Care
                                    ---------------    ----------------    ---------------     -------------
Sales to external
     customers                      $       143,200    $         26,800    $       133,000     $      28,000

The following tables present year-to-date information about geographic areas:

                                                         Six Months ended February 28, 2002
                               ---------------------------------------------------------------------------------------
                                   United        Asia and                      Other
                                   States         Africa         Europe       Foreign           Export    Consolidated
                               -------------   -------------  -----------  -------------      ----------  ------------
Sales to unaffiliated
     customers                 $     114,100   $      15,000  $    15,200  $       5,000      $   20,700  $    170,000

                                                         Six Months ended February 28, 2001
                               ---------------------------------------------------------------------------------------
                                   United        Asia and                      Other
                                   States         Africa        Europe        Foreign           Export    Consolidated
                               -------------   -------------  -----------  -------------      ----------  ------------
Sales to unaffiliated
     customers                 $     107,300   $      17,200  $    13,300  $       5,100      $   18,100  $    161,000

Note 6 - New Accounting Standards:

SFAS 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

As stated in Note 4 above, the Company adopted the provisions of SFAS 142 effective as of September 1, 2001. In accordance with the statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets determined to have an indefinite life that are acquired in a future purchase business combination will not be amortized but will be evaluated for impairment. In accordance with the provisions of SFAS 142, the Company completed step one of the impairment test of the goodwill that existed on the Company's balance sheet at the date of its adoption of SFAS 142 and will complete step two of the goodwill impairment test no later than August 31, 2002. Based on the completion of step one, the Company does not presently anticipate recording any impairment of such goodwill.

The impact of the adoption of SFAS 142 on the Company's financial statements was to decrease goodwill amortization by $768 and $1,568 for the three and six month periods ended February 28, 2002, respectively. This resulted in an increase in net income of $529 and $1,078 after tax, and basic and diluted earnings per share of $0.03 and $0.05, in each case for the three and six month periods ended February 28, 2002, respectively.

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 6 - New Accounting Standards:

The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of September 1, 2000.

                                                                        For the Three Months Ended
                                                                     February 28,           February 28,
                                                                         2002                   2001
                                                                  ------------------    ------------------
Net Income:
As reported                                                       $           12,700    $           11,646
Goodwill amortization (net of tax of $0 and $184)                                 -                    442
As adjusted                                                       $           12,700    $           12,088

Basic Earnings Per Share:
As reported                                                       $             0.59    $             0.53
Goodwill amortization (net of tax of $.00 and $.01)                               -                   0.02
As adjusted                                                       $             0.59    $             0.55

Diluted Earnings Per Share:
As reported                                                       $             0.58    $             0.53
Goodwill amortization (net of tax of $.00 and $.01)                               -                   0.02
As adjusted                                                       $             0.58    $             0.55


                                                                        For the Six Months Ended
                                                                     February 28,          February 28,
                                                                         2002                   2001
                                                                  ------------------    ------------------
Net Income:
As reported                                                       $           24,616    $           22,772
Goodwill amortization (net of tax of $0 and $366)                                 -                    880
As adjusted                                                       $           24,616    $           23,652

Basic Earnings Per Share:
As reported                                                       $             1.13    $             1.04
Goodwill amortization (net of tax of $.00 and $.02)                               -                   0.04
As adjusted                                                       $             1.13    $             1.08

Diluted Earnings Per Share:
As reported                                                       $             1.12    $             1.03
Goodwill amortization (net of tax of $.00 and $.02)                               -                   0.04
As adjusted                                                       $             1.12    $             1.07


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 6 - New Accounting Standards: (Continued):

Amortization expense of intangibles under this pronouncement for the three and six month periods ended February 28, 2002 was $847 and $1,718, respectively. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

         Fiscal year ending August 31:                  Amount
         -----------------------------                  ------
                2002                                   $ 3,164
                2003                                     3,000
                2004                                     2,877
                2005                                     2,826
                2006                                     2,713

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

Note 7 - Sale of Securities:

Proceeds from the Company's sale of marketable securities available for sale were $2,540 for both the three and six months ended February 28, 2002, respectively. Gains on the sale of these securities in fiscal 2002 amounted to $1,703, and were included in selling, general and administrative expenses in the Company's consolidated statements of income.

Note 8 - Sale of Implantable Drug Infusion Pump Business:

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business pursuant to an asset purchase agreement dated as of March 1, 2002. A loss on the sale was recorded in the second quarter of fiscal 2002, during which period the Company's Board of Directors authorized the transaction. The transaction was accounted for as a sale of a non-integrated portion of a reporting unit, as defined by SFAS 142. The loss before tax on the transaction was $1,115 (after taxes, such loss was $753, or $0.03 per basic and diluted common share), and was included in selling, general and administrative expenses in the Company's consolidated statements of income.

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

Three Months Ended February 28, 2002 Compared to Three Months Ended February 28, 2001

Net sales for the three months ended February 28, 2002 increased by $3.3 million, or 4.0%, to $85.8 million from $82.5 million in the same period last year due primarily to an increase in critical care product sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. Sales of critical care products increased 7.6% to $72.2 million from $67.1 million in the comparable prior year period due primarily to increased sales of central venous catheters. Cardiac care product sales decreased to $13.6 million from $15.4 million, a decrease of 11.7% from the comparable fiscal 2001 period, due primarily to decreased sales of intra-aortic balloon ("IAB") products. International sales decreased by 2.4% to $28.0 million from $28.7 million in the same prior year period and represented 32.6% of net sales, compared to 34.8% in the same fiscal 2001 period, principally as a result of the increased strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries. The increased strength of the U.S. dollar reduced net sales for the quarter by $1.8 million.

Gross profit increased 3.0% to $44.4 million in the three months ended February 28, 2002, compared to $43.1 million in the same period of fiscal 2001. As a percentage of net sales, gross profit decreased to 51.7% during the three months ended February 28, 2002 from 52.2% in the comparable prior year period, due primarily to lower international pricing and higher manufacturing costs.

The Japanese Ministry of Health and Welfare has adopted new reimbursement pricing for central venous catheters effective as of April 1, 2002. The Company anticipates that this reduced pricing will have some impact on gross profit, although it does not expect this impact to be material as a result of the Company's planned implementation of offsetting cost reductions.

Research, development and engineering expenses increased by 4.4% to $6.4 million in the three months ended February 28, 2002 from $6.1 million in the comparable prior year period due primarily to increased research and development spending on the Arrow LionHeartTM, the Company's Left Ventricular Assist System. As a percentage of net sales, expenses were 7.4% in both the second quarter of fiscal 2002 and 2001.

                            ARROW INTERNATIONAL, INC.


As of March 21, 2002, the Company has implanted the LionHeart(TM) in a total of 23 patients in Europe and seven in the U.S. The Company continues to target June 2002 for receipt of CE mark approval required to sell the LionHeart(TM) device in Europe. The U.S. Food and Drug Administration (FDA) has approved an additional seven implants of the LionHeart(TM) as a continuation of the Phase I U.S. clinical trial of the device and the Company anticipates that these implants will begin soon. Discussions are also underway with the FDA relative to the pivotal Phase II trial to support approval of the LionHeart(TM) for destination therapy in the U.S.

Selling, general and administrative expenses were $18.8 million in both of the three month periods ended February 28, 2002 and February 28, 2001. These expenses represented 21.9% of net sales for the second quarter of fiscal 2002, compared to 22.8% in the same period of fiscal 2001. In the three months ended February 28, 2002, the Company's expenses related to its defined benefit pension plans have increased over the second quarter of the prior year due primarily to decreased income generated from the plans' assets. As a result of the adoption of SFAS 142, the Company's amortization expense decreased by $0.8 million for the three month period ended February 28, 2002 (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6).

As discussed in Note 8 of Notes to Consolidated Financial Statements in Item 1 above, during the second quarter of fiscal 2002, the Company recorded a loss on the sale of its implantable drug infusion pump business. As discussed in Note 7 of Notes to Consolidated Financial Statements in Item 1 above, the Company also recorded a gain on the sale of securities available for sale. The net impact of these two offsetting transactions was not material to the Company's results of operations for the three months ended February 28, 2002.

Principally due to the above factors, operating income increased in the second quarter of fiscal 2002 by 5.8% to $19.2 million from $18.1 million in the comparable prior year period.

Other expenses (income), net, decreased to $0.4 million of expense in the second quarter of fiscal 2002 from $0.8 million in the comparable prior year period principally due to lower interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes increased in the second quarter of fiscal 2002 by 8.2% to $18.8 million from $17.4 million in the comparable prior year period. For the second quarter of fiscal 2002, the Company's effective income tax rate was 32.5%, a decrease from 33.0% in the same period of fiscal 2001, principally as a result of the Company's adoption of SFAS 142 and the elimination of nondeductible goodwill (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6) in the first quarter of fiscal 2002 and anticipated research and development tax credits.

                            ARROW INTERNATIONAL, INC.

Net income in the second quarter of fiscal 2002 increased by 9.1% to $12.7 million from $11.6 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 14.8% in the three months ended February 28, 2002, compared to 14.1% in the same period of fiscal 2001.

Basic earnings per common share were $0.59 and $0.53 in the second quarters of fiscal 2002 and 2001, respectively. Diluted earnings per share were $0.58 and $0.53 in the second quarters of fiscal 2002 and 2001, respectively. Net income increased by $0.5 million after tax and basic and diluted earnings per common share by $0.03 for the three month period ended February 28, 2002 due to the Company's implementation of SFAS 142 effective as of September 1, 2001, resulting in the discontinuation of goodwill amortization. Weighted average common shares outstanding used in computing basic earnings per common share decreased to 21,862,123 in the second quarter of fiscal 2002 from 21,989,606 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 22,067,240 in the second quarter of fiscal 2002 from 22,110,690 in the comparable prior year period. These decreases are a result of the Company's previously announced share repurchase program, which remains in effect.

Six Months Ended February 28, 2002 Compared to Six Months Ended February 28,
2001

Net sales for the six months ended February 28, 2002 increased by $9.0 million, or 5.6%, to $170.0 million from $161.0 million in the same period last year. This increase was due primarily to increased sales of the Company's critical care products. Sales of critical care products were $143.2 million for the six months ended February 28, 2002, compared to $133.0 million in the same period of fiscal 2001, due primarily to increased sales of central venous catheters. Cardiac care product sales decreased to $26.8 million from $28.0 million, a decrease of 4.3% from the comparable prior year period, due primarily to decreased international sales of diagnostic products. International sales increased by 4.1% to $55.9 million from $53.7 million in the same prior year period, and decreased to 32.9% of net sales for the six months ended February 28, 2002 from 33.4% in the comparable period of fiscal 2001, principally as a result of the increased strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries. The increased strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, decreased net sales for the six month period ended February 28, 2002 by $2.7 million.

Gross profit increased 4.0% to $88.1 million in the six months ended February 28, 2002, compared to $84.7 million in the same period of fiscal 2001. As a percentage of net sales, gross profit decreased to 51.8% during the six months ended February 28, 2002 from 52.6% in the comparable period of fiscal 2001, due primarily to lower international pricing and higher manufacturing costs.

                            ARROW INTERNATIONAL, INC.

The Japanese Ministry of Health and Welfare has adopted new reimbursement pricing for central venous catheters effective as of April 1, 2002. The Company anticipates that this reduced pricing will have some impact on gross profit, although it does not expect this impact to be material as a result of the Company's planned implementation of offsetting cost reductions.

Research, development and engineering expenses increased by 7.4% to $13.1 million in the six months ended February 28, 2002 from $12.2 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the first half of fiscal 2002 to 7.7%, compared to 7.6% in the same period in fiscal 2001, and were primarily incurred in connection with increased research and development spending on the Arrow LionHeartTM, the Company's Left Ventricular Assist System.

As of March 21, 2002, the Company has implanted the LionHeart(TM) in a total of 23 patients in Europe and seven in the U.S. The Company continues to target June 2002 for receipt of CE mark approval required to sell the LionHeart(TM) device in Europe. The U.S. Food and Drug Administration (FDA) has approved an additional seven implants of the LionHeart(TM) as a continuation of the Phase I U.S. clinical trial of the device and the Company anticipates that these implants will begin soon. Discussions are also underway with the FDA relative to the pivotal Phase II trial to support approval of the LionHeart(TM) for destination therapy in the U.S.

Selling, general and administrative expenses increased by 2.2% to $37.9 million in the six months ended February 28, 2002 from $37.1 million in the comparable prior year period and represented 22.3% of net sales in the first half of fiscal 2002 compared to 23.0% in the comparable period of fiscal 2001, due primarily to reduced goodwill amortization expense of $1.6 million related to the Company's adoption in the first quarter of fiscal 2002 of SFAS 142 (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6). In the six months ended February 28, 2002, the Company's expenses related to its defined benefit pension plans have increased over the comparable prior year period due primarily to decreased income generated from the plans' assets.

As discussed in Note 8 of Notes to Consolidated Financial Statements in Item 1 above, during the second quarter of fiscal 2002, the Company recorded a loss on the sale of its implantable drug infusion pump business. As discussed in Note 7 of Notes to Consolidated Financial Statements in Item 1 above, the Company also recorded a gain on the sale of securities available for sale. The net impact of these two offsetting transactions was not material to the Company's results of operations for the six months ended February 28, 2002.

Principally due to the above factors, operating income increased in the first half of fiscal 2002 by 4.8% to $37.1 million from $35.4 million in the comparable period of fiscal 2001.

                            ARROW INTERNATIONAL, INC.


Other expenses (income), net, decreased to $0.6 million of expense in the first half of fiscal 2002 from $1.4 million of expense in the same period of the prior fiscal year principally due to lower interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes increased in the first half of fiscal 2002 by 7.3% to $36.5 million from $34.0 million in the comparable prior year period. The Company's effective income tax rate decreased to 32.5% from 33.0% in fiscal 2001, principally as a result of the Company's adoption of SFAS 142 and the elimination of nondeductible goodwill (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6) in the first quarter of fiscal 2002 and anticipated research and development tax credits.

Net income increased 8.1% to $24.6 million in the six months ended February 28, 2002 from $22.8 million in the first half of fiscal 2001. As a percentage of net sales, net income represented 14.5% during the six months ended February 28, 2002 compared to 14.1% in the same period of fiscal 2001.

Basic earnings per common share were $1.13 and diluted earnings per common share were $1.12 in the six month period ended February 28, 2002. Basic earnings per common share increased 8.7%, or $.09 per share, from $1.04 in the comparable prior year period, and diluted earnings per common share increased 8.7%, or $.09 per share, from $1.03 per share in the comparable prior year period primarily as a result of the above factors. Net income increased by $1.1 million after tax and basic and diluted earnings per common share by $0.05 for the six month period ended February 28, 2002, due to the Company's implementation of SFAS 142 effective as of September 1, 2001, resulting in the discontinuation of goodwill amortization. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 22,047,128 in the first half of fiscal 2002 from 21,995,605 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 22,047,128 in the first half of fiscal 2002 from 22,122,190 in the comparable prior period. These decreases are a result of the Company's previously announced share repurchase program, which remains in effect.

                         Liquidity and Capital Resources

Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows under Item 1 above. For the six months ended February 28, 2002, net cash provided by operations was $36.2 million, an increase of $14.2 million from the same period in the prior year, due to increased collections of accounts receivable, decreased inventory levels and less cash used for prepaid expenses. Accounts receivable, measured in days sales outstanding during the period, decreased to 84 days at February 28, 2002 from 89 days at February 28, 2001, due to improved collection efforts of the Company.

                            ARROW INTERNATIONAL, INC.

As previously reported, the parent Company of one of the Company's major U.S. distributors has experienced declining net sales and a significant net loss, although this company has recently reported improvement in the amount of its net loss. This company announced the completion of a major recapitalization. Based on information presently available to the Company and the payment history of this distributor, the Company continues to believe the receivables due from this distributor will be collected in the normal course of business. In September 2001, this company hired as its new president for the distributor the Company's former Vice-President of Domestic Sales (who had resigned from the Company in February 1999) and who is also the spouse of the Company's current Vice-President of Domestic Critical Care Sales. At such time, the Company changed management responsibility for this distributor so that the Company's manager of its Critical Care Business directly oversees all transactions between the Company and this distributor. Transactions between the Company and this distributor are on terms and at prices that the Company believes are customary in the marketplace.

Inventories decreased $2.3 million in the six months ended February 28, 2002 compared to a $4.4 million increase in the same period of fiscal 2001. These decreased inventory levels are attributable to the Company's implementation of an inventory reduction program in the first half of fiscal 2002. Prepaid expenses increased $0.5 million in the first half of fiscal 2002 compared to a $3.3 million increase in the same period of fiscal 2001, due primarily to increases in prepaid pension and insurance costs in the first half of the prior fiscal year.

Net cash used in the Company's investing activities decreased to $9.2 million in the six months ended February 28, 2002 from $15.9 million for the same period in fiscal 2001, due primarily to proceeds received from the Company's sale of securities available for sale in the three and six month periods ended February 28, 2002 (see Item 1 - Notes to Consolidated Financial Statements - Note 7), as compared to the additional cash used in fiscal 2001 in connection with the Company's previously reported acquisition of specified assets of Belmont Instruments Corporation.

Financing activities used $24.5 million of net cash in the six months ended February 28, 2002, compared to $6.3 million in the same period in fiscal 2001, primarily as a result of an increase in fiscal 2002 in repayments of borrowings under the Company's U.S. revolving credit facility and an increase in fiscal 2002 in the use of cash to purchase shares of the Company's common stock in the open market in connection with its previously announced share repurchase program. The Company's Board of Directors has authorized the repurchase of up to a maximum of 2,000,000 shares under this program. During the six months ended February 28, 2002, the Company purchased 158,500 shares of its common stock under this program for $5.8 million. As of February 28, 2002, the Company had repurchased a total of 1,418,800 shares under this program for approximately $43.7 million since the program's inception in March 1999.

                            ARROW INTERNATIONAL, INC.


To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At February 28, 2002, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $18.8 million was outstanding domestically. In fiscal 2001, the terms of this facility were amended and restated to, among other things, include certain of the Company's subsidiaries as permitted borrowers, allowing up to $25.0 million of the $65.0 million to be drawn upon by any one or more of these subsidiaries in their local currency. As of February 28, 2002, certain of the Company's foreign subsidiaries have $6.3 million outstanding under the facility. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50.0 million. At February 28, 2002, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $17.7 million, of which $8.7 million was outstanding as of February 28, 2002. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities decreased $13.6 million and $16.6 million during the three and six months ended February 28, 2002, respectively.

In fiscal 2001, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including related equipment, at its existing manufacturing and research facility in the Czech Republic. Construction of the additional space at this facility was completed in December 2001. As of February 28, 2002, the Company has spent $7.3 million on this construction and anticipates spending up to the authorized amount during the remainder of fiscal 2002 to bring such additional manufacturing capacity on-line.

                            ARROW INTERNATIONAL, INC.

A summary of all of the Company's contractual obligations and commercial commitments as of February 28, 2002 were as follows:

                                                                               PAYMENTS DUE
                                                                                    OR
                                                                           COMMITMENT EXPIRATION
                                                                                 BY PERIOD
                                                       -------------------------------------------------------------
             CONTRACTUAL OBLIGATIONS AND                              LESS THAN       1 - 3      4 - 5     AFTER 5
               COMMERCIAL COMMITMENTS                    TOTAL         1 YEAR         YEARS      YEARS      YEARS
               ----------------------                    -----         ------         -----      -----      -----
                   ($ IN MILLIONS)
Long-term debt                                           $ 0.6          $ 0.3         $ 0.3      $  -       $  -
Operating leases                                           9.3            3.7           3.7        1.3        0.6
Other long-term obligations                                1.5            1.0           0.1        0.1        0.3
Lines of credit*                                          33.8           33.8            -          -          -
Standby letters of credit                                  1.5            1.5            -          -          -
                                                         -----          -----         -----      -----      -----

Total cash contractual obligations and
     commercial commitments                              $46.7          $40.3         $ 4.1      $ 1.4      $ 0.9
                                                         =====          =====         =====      =====      =====

* Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 2.

As discussed in Item 3 of this Report - Quantitative and Qualitative Disclosures About Market Risk, a portion of the Company's sales and, to a lesser extent, costs of goods sold, are denominated in currencies other than U.S. dollars. The Company periodically enters into foreign currency exchange and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities or transaction being hedged. The premiums paid on foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party

                            ARROW INTERNATIONAL, INC.


is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of February 28, 2002, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $6.0 million mature at various dates through April 2002 and foreign currency option contracts with a fair market value of $0.6 million mature at various dates through November 2002. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Based upon its present plans, the Company believes that cash generated from its operations and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and repurchases of the Company's stock in the open market, and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

The following represents a summary of the Company's critical accounting policies:

Revenue Recognition:

Revenue is recognized by the Company at the time its products are shipped and title has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the Company's reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements and its reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            ARROW INTERNATIONAL, INC.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


Financial Instruments:

During the six month periods ended February 28, 2002 and 2001, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 20.7% and 22.1%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company periodically enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Operations of the Company are also exposed to, in the normal course of business, fluctuations in interest rates. This interest rate risk exposure results from changes in short-term U.S. dollar interest rates or London Interbank Offered Rates (LIBOR) applicable to outstanding borrowings under the Company's revolving credit facilities.

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

                           ARROW INTERNATIONAL, INC.


At February 28, 2002, the Company had forward currency exchange contracts to sell foreign currencies which mature at various dates through April 2002. The following table identifies forward exchange contracts to sell foreign currencies at February 28, 2002 and August 31, 2001, as follows:

                                              February 28, 2002                 August 31, 2001
                                           Notional    Fair Market           Notional     Fair Market
                                            Amounts       Value               Amounts        Value
                                            -------       -----               -------        -----
Foreign currency: (U.S. Dollar Equivalents)

   Japanese yen                             $ 1,685     $    1,686           $  1,661      $    1,688
   Canadian dollars                             372            375              1,942           1,933
   Euro                                       2,601          2,601              2,599           2,606
   Mexican peso                               1,025          1,024              1,286           1,280
   African rand                                 332            347                 -               -
                                            -------     ----------           --------      ----------
                                            $ 6,015     $    6,033           $  7,488      $    7,507
                                            =======     ==========           ========      ==========

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Time value gains and losses are recognized immediately against net sales. Intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and six month periods ended February 28, 2002, the Company recognized time value loss of $255 and $287, respectively, against net sales offset by the recognition of intrinsic value gains of $0 and $114, respectively. At February 28, 2002, the Company had unrealized holding gains of $785 related to these foreign currency option contracts. The Company had the following foreign currency option contracts at February 28, 2002, which mature at various dates through November 2002.

                                                   February 28, 2002                  August 31, 2001
                                               Premium        Fair Market         Premium        Fair Market
                                                 Paid            Value              Paid            Value
                                                 ----            -----              ----            -----
Foreign currency: (U.S. Dollar Equivalents)
   Japanese yen                                $   318        $       624         $   230        $       46

                            ARROW INTERNATIONAL, INC.


PART II.      OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders.

         (a)  The Company held its annual meeting of shareholders on January
              16, 2002.
         (b) At the annual meeting, the following matters were voted upon: (i) the election of two directors (in connection with which (A) proxies were solicited pursuant to Regulation 14D under the Securities Exchange Act of 1934, (B) there was no solicitation in opposition to management's nominees as listed in the proxy statement and (C) such nominees were elected); and (ii) the ratification of the appointment of PricewaterhouseCoopers, LLP as independent accountants of the Company for the current fiscal year.


         With respect to the election of directors, votes were cast as follows:

                                                Raymond Neag
                                            --------------------
              Votes for                             20,795,082
              Withheld                                  37,967

                                              Richard T. Niner
                                            --------------------
              Votes for                             20,795,854
              Withheld                                  37,195




          With respect to the other matter, votes were cast as follows:

                                          Ratification of the Appointment
                                            of Independent Accountants
                                            --------------------------
              Votes for                             20,811,672
              Votes against                             15,599
              Abstentions                                5,778

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



Item 6.   Exhibits and reports on Form 8-K


          (a)  Exhibits

               The following exhibits will be filed as part of this Form 10-Q:

                    Exhibit 99.1 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended February 28, 2002.

                            ARROW INTERNATIONAL, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ARROW INTERNATIONAL, INC.
                                                 (Registrant)



Date:  April 15, 2002                 By:   /s/    Frederick J. Hirt
                                            ------------------------------------
                                                      (signature)

                                            Frederick J. Hirt
                                            Chief Financial Officer
                                            Vice President-Finance and Treasurer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT   DESCRIPTION
NUMBER    OF EXHIBIT                                      METHOD OF FILING
------    ----------                                      ----------------


99.1      Cautionary Statement for Purposes of the Safe   Page 31 of this report
          Harbor Provisions of the Private Securities
          Litigation Reform Act of 1995