Form 10-Q
period 2002-01-01
ARROW INTERNATIONAL INC
filed 2002-07-15
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the third quarter period ended May 31, 2002

                                                    or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to ____________

      Commission File Number   0-20212

                            ARROW INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                            23-1969991
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

2400 Bernville Road, Reading, Pennsylvania                               19605
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (610) 378-0131
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                Shares outstanding at July 10, 2002
    ---------                              -----------------------------------

Common Stock, No Par Value                             21,969,388

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at May 31, 2002
                  and August 31, 2001                                      3-4

                  Consolidated Statements of Income                        5-6

                  Consolidated Statements of Cash Flows                    7-8

                  Consolidated Statements of Comprehensive Income            9

                  Notes to Consolidated Financial Statements             10-15

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    16-27

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      27-29


PART II. OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                 29

         Item 6.  Exhibits and Reports on Form 8-K                          30


Signature                                                                   31

Exhibit Index                                                               32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                                           May 31,              August 31,
                                                            2002                   2001
                                                       -------------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                           $      14,959           $      2,968
   Accounts receivable, net                                   78,573                 79,151
   Inventories                                                85,147                 94,420
   Prepaid expenses and other                                 24,085                 24,596
   Deferred income taxes                                       4,130                  2,850
                                                       -------------           ------------
     Total current assets                                    206,894                203,985
                                                       -------------           ------------

Property, plant and equipment:
   Total property, plant and equipment                       259,398                241,491

   Less accumulated depreciation                            (127,236)              (115,231)
                                                       --------------          ------------

                                                             132,162                126,260
                                                       -------------           ------------


   Goodwill, net                                              38,485                 43,422
   Intangible and other assets, net                           33,473                 41,115
   Deferred income taxes                                       2,204                  2,928
                                                       -------------           ------------
     Total other assets                                       74,162                 87,465
                                                       -------------           ------------

     Total assets                                      $     413,218           $    417,710
                                                       =============           ============


           See accompanying notes to consolidated financial statements

                                    Continued

                            ARROW INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS, Continued

                      (In thousands, except share amounts)
                                   (Unaudited)


                                                            May 31,              August 31,
                                                             2002                   2001
                                                         -------------          -------------
LIABILITIES
Current liabilities:
   Current maturities of long-term debt                  $         300           $        300
   Notes payable                                                15,214                 50,422
   Accounts payable                                              7,029                  8,164
   Cash overdrafts                                               2,336                  1,964
   Accrued liabilities                                           9,213                  8,629
   Accrued compensation                                          6,905                  6,557
   Accrued income taxes                                          2,205                  2,393
                                                         -------------           ------------
     Total current liabilities                                  43,202                 78,429

Long-term debt                                                     300                    600
Accrued postretirement benefit obligation                       12,130                 12,592

Commitments and contingencies

SHAREHOLDERS' EQUITY

   Preferred stock, no par value;
     5,000,000 shares authorized;
     none issued                                                     -                      -
   Common stock, no par value;
     50,000,000 shares authorized;
     issued 26,478,813 shares                                   45,661                 45,661
   Additional paid-in capital                                    3,860                    930
   Retained earnings                                           364,335                332,806
     Less treasury stock at cost:
     4,515,399 and 4,477,413 shares,
     respectively                                              (50,410)               (45,995)
   Accumulated other comprehensive
     expense                                                    (5,860)                (7,313)
                                                         -------------           ------------

     Total shareholders' equity                                357,586                326,089
                                                         -------------           ------------

     Total liabilities and
       shareholders' equity                              $     413,218           $    417,710
                                                         =============           ============

           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                      May 31,                 May 31,
                                                                       2002                    2001
                                                                  -------------           -------------

Net sales                                                         $      86,712           $      85,993
Cost of goods sold                                                       43,378                  40,760
                                                                  -------------           -------------
   Gross profit                                                          43,334                  45,233

Operating expenses:
   Research, development and engineering                                  6,854                   7,033
   Selling, general and administrative                                   19,611                  19,992
                                                                  -------------           -------------

   Operating income                                                      16,869                  18,208
                                                                  -------------           -------------

Other expenses (income):
   Interest expense, net of amounts capitalized                              73                   1,217
   Interest income                                                          (36)                   (959)
   Other, net                                                               (62)                    202
                                                                  --------------          -------------
   Other expenses, net                                                      (25)                    460
                                                                  --------------          -------------

Income before income taxes                                               16,894                  17,748
Provision for income taxes                                                5,491                   5,856
                                                                  -------------           -------------

     Net income                                                   $      11,403           $      11,892
                                                                  =============           =============


Basic earnings per common share                                   $         .52           $         .54
                                                                  =============           =============

Diluted earnings per common share                                 $         .51           $         .54
                                                                  =============           =============

Cash dividends per common share                                   $        .070           $        .065
                                                                  =============           =============

Weighted average shares outstanding
   used in computing basic earnings
     per common share                                                21,928,023              21,987,476
                                                                  =============           =============

Weighted average shares outstanding
   used in computing diluted earnings
     per common share                                                22,221,799              22,109,969
                                                                  =============           =============


           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                      May 31,                  May 31,
                                                                       2002                     2001
                                                                  --------------           -------------

Net sales                                                         $       256,740          $     247,026
Cost of goods sold                                                        125,331                117,128
                                                                  ---------------          -------------
   Gross profit                                                           131,409                129,898

Operating expenses:
   Research, development and engineering                                   19,973                 19,244
   Selling, general and administrative                                     57,464                 57,042
                                                                  ---------------         --------------

   Operating income                                                        53,972                 53,612
                                                                  ---------------          -------------

Other expenses (income):
   Interest expense, net of amounts capitalized                               511                  2,391
   Interest income                                                           (118)                (1,025)
   Other, net                                                                 217                    509
                                                                  ---------------          -------------
   Other expenses, net                                                        610                  1,875
                                                                  ---------------          -------------

Income before income taxes                                                 53,362                 51,737
Provision for income taxes                                                 17,343                 17,073
                                                                  ---------------          -------------

   Net income                                                     $        36,019          $      34,664
                                                                  ===============          =============


Basic earnings per common share                                   $          1.65          $        1.58
                                                                  ===============          =============

Diluted earnings per common share                                 $          1.63          $        1.57
                                                                  ===============          =============

Cash dividends per common share                                   $          .205          $        .190
                                                                  ===============          =============

Weighted average shares outstanding
   used in computing basic earnings
     per common share                                                  21,894,075             21,992,866
                                                                  ===============          =============

Weighted average shares outstanding
   used in computing diluted earnings
     per common share                                                  22,105,540             22,118,087
                                                                  ===============          =============

          See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                      May 31,               May 31,
                                                                       2002                   2001
                                                                  --------------         -------------
Cash flows from operating activities:
   Net income                                                     $       36,019         $      34,664
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation                                                           13,601                11,733
   Amortization of intangible assets                                       2,375                 4,442
   401(k) plan stock contribution                                            553                    -
   Gain on sale of securities                                             (1,703)                   -
   Deferred income taxes                                                    (560)                 (940)
   Unrealized holding loss on securities                                   1,052                   560
   Unrealized holding (loss) gain on foreign currency options               (170)                  356
   Loss on sale of implantable drug
     infusion pump business                                                1,415                    -
   Other                                                                    (525)                  577
   Changes in operating assets and liabilities:
     Accounts receivable, net                                              1,413                (5,067)
     Inventories                                                           4,422                (9,381)
     Prepaid expenses and other                                              438                (5,828)
     Accounts payable and accrued liabilities                             (2,257)                2,521
     Accrued compensation                                                    420                  (432)
     Accrued income taxes                                                   (438)                 (630)
                                                                  ---------------        --------------
     Total adjustments                                                    20,036                (2,089)
                                                                  --------------         --------------
     Net cash provided by operating activities                            56,055                32,575
                                                                  --------------         -------------
Cash flows from investing activities:
   Capital expenditures                                                  (17,623)              (15,095)
   (Increase) in intangible and other assets                                (364)               (4,124)
   Cash paid for business acquired, net                                       -                 (3,250)
   Proceeds from sale of business                                         13,000                    -
   Proceeds from sale of securities                                        2,540                    -
                                                                  --------------         -------------
     Net cash used in investing activities                                (2,447)              (22,469)
Cash flows from financing activities:
   (Decrease) increase in notes payable                                  (35,014)               (3,079)
   Principal payments of long-term debt                                     (300)                 (340)
   Increase (decrease) in book overdrafts                                    372                  (154)
   Dividends paid                                                         (4,382)               (4,069)
   Proceeds from stock options exercised                                   3,256                   248
   Purchase of treasury stock                                             (5,758)               (1,085)
                                                                  ---------------        --------------
     Net cash used in financing activities                               (41,826)               (8,479)
Effect of exchange rate changes on cash
   and cash equivalents                                                      209                  (121)

Net change in cash and cash equivalents                                   11,991                 1,506
Cash and cash equivalents at beginning of year                             2,968                 3,959
                                                                  --------------         -------------
Cash and cash equivalents at end of period                        $       14,959         $       5,465
                                                                  ==============         =============

           See accompanying notes to consolidated financial statements

                                    Continued

                            ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                 (In thousands)
                                   (Unaudited)


                                                                       For the Nine Months Ended
                                                                       -------------------------
                                                                     May 31,               May 31,
                                                                      2002                  2001
                                                                  -----------            -----------
Supplemental disclosure of cash flow information:

   Cash paid during the year for:

     Interest (net of amounts capitalized)                        $       522            $     1,986

     Income taxes                                                 $    14,877            $    17,382



Supplemental schedule of non-cash investing and financing activities:

   Estimated fair value of assets acquired,
     net of cash acquired                                         $         -            $     5,100
   Cash paid for assets, net of cash acquired
     of $0                                                                  -                  3,250
                                                                  -----------            -----------
   Liabilities assumed                                            $         -            $     1,850
                                                                  ===========            ===========

   Cash paid for business acquired:
     Property, plant and equipment                                $         -            $       180
     Goodwill, intangible assets and in-process
        research and development                                            -                  3,070
                                                                  -----------            -----------
                                                                  $         -            $     3,250
                                                                  ===========            ===========


   Treasury stock issued for 401(k) plan
      contribution                                                $       553            $         -
                                                                  ===========            ===========

   Intangible assets acquired by issuing
      treasury stock                                              $       464            $       918
                                                                  ===========            ===========


           See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                           --------------------------
                                                                           May 31,            May 31,
                                                                            2002               2001
                                                                       -------------       -----------
Net income                                                             $      11,403       $    11,892

Other comprehensive income (expense):
   Currency translation adjustments                                            4,080            (1,531)
   Unrealized holding (loss) gain on foreign
     currency option contracts                                                  (840)              184
   Unrealized holding gain on securities,
     net of tax ($0 and $(169), respectively)                                      -               272
                                                                       -------------       -----------

Other comprehensive income (expense)                                           3,240            (1,075)
                                                                       -------------       ------------

Total comprehensive income                                             $      14,643       $    10,817
                                                                       =============       ===========


                                                                           For the Nine Months Ended
                                                                           -------------------------
                                                                           May 31,            May 31,
                                                                            2002               2001
                                                                       -------------       -----------
Net income                                                             $      36,019       $    34,664

Other comprehensive income (expense):
   Currency translation adjustments                                            3,314            (1,441)
   Unrealized holding (loss) gain on foreign
currency option contracts                                                       (169)              356
   Unrealized holding loss on securities,
     net of tax ($399 and $560, respectively)                                   (642)             (901)
   Reclassification adjustment for gains
     on securities included in net income, net of
     tax ($653 and $0, respectively)                                          (1,050)                -
                                                                       -------------       -----------

Other comprehensive income (expense)                                           1,453            (1,986)
                                                                       -------------       -----------

Total comprehensive income                                             $      37,472       $    32,678
                                                                       =============       ===========


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

NOTE 2 - INVENTORIES:

Inventories are summarized as follows:
                                                 May 31,            August 31,
                                                  2002                 2001
                                              -------------       ------------
   Finished goods                             $      25,708       $     32,336
   Semi-finished goods                               24,845             21,863
   Work-in-process                                    9,098             12,890
   Raw materials                                     25,496             27,331
                                              -------------       ------------
                                              $      85,147       $     94,420
                                              =============       ============

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


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 5 - SEGMENT REPORTING (CONTINUED):

The following table provides quarterly information about the Company's sales by product category:


                                    Quarter ended                   Quarter ended
                                     May 31, 2002                    May 31, 2001
                                     ------------                    ------------
                                Critical        Cardiac        Critical         Cardiac
                                  Care            Care           Care             Care
                               ------------    -----------    -----------     ------------
Sales to external
     customers                 $     72,300    $    14,400    $    71,200     $     14,800

The following tables present quarterly information about geographic areas:


                                                       Quarter Ended May 31, 2002
                               ---------------------------------------------------------------------------
                                 United      Asia and                 Other
                                 States       Africa      Europe     Foreign       Export     Consolidated
                               ----------   ----------  ---------   ---------    ----------   ------------
Sales to unaffiliated
     customers                 $   57,000   $   7,800   $   7,900   $   2,900    $   11,100   $     86,700


                                                       Quarter Ended May 31, 2001
                               ---------------------------------------------------------------------------
                                 United      Asia and                 Other
                                 States       Africa      Europe     Foreign       Export     Consolidated
                               ----------   ----------  ---------   ---------    ----------   ------------
Sales to unaffiliated
     customers                 $   56,400   $    8,900  $   7,600   $   2,600    $   10,500   $     86,000


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 5 - SEGMENT REPORTING (CONTINUED):

The following table provides year-to-date information about the Company's sales by product category:


                                  Nine months ended               Nine months ended
                                     May 31, 2002                    May 31, 2001
                                     ------------                    ------------
                                 Critical        Cardiac       Critical         Cardiac
                                   Care            Care          Care             Care
                               ------------    -----------    -----------     ------------
Sales to external
     customers                 $    215,500    $    41,200    $   204,200     $     42,800

The following tables present year-to-date information about geographic areas:


                                                       Nine Months Ended May 31, 2002
                               ---------------------------------------------------------------------------
                                 United      Asia and                 Other
                                 States       Africa      Europe     Foreign       Export     Consolidated
                               ----------   ----------  ---------   ---------    ----------   ------------
Sales to unaffiliated
     customers                 $  171,100   $   22,800  $  23,100   $   7,900    $   31,800   $    256,700


                                                       Nine Months Ended May 31, 2002
                               ---------------------------------------------------------------------------
                                 United      Asia and                 Other
                                 States       Africa      Europe     Foreign       Export     Consolidated
                               ----------   ----------  ---------   ---------    ----------   ------------
Sales to unaffiliated
     customers                 $  163,700   $   26,100  $  20,900   $   7,700    $   28,600   $    247,000

NOTE 6 - NEW ACCOUNTING STANDARDS:

SFAS 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

As stated in Note 4 above, the Company adopted the provisions of SFAS 142 effective as of September 1, 2001. In accordance with the statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets determined to have an indefinite life that are acquired in a future purchase business combination will not be amortized but will be evaluated for impairment. In accordance with the provisions of SFAS 142, the Company completed step one of the impairment test of the goodwill that existed on the Company's balance sheet at the date of its adoption of SFAS 142. Based on the completion of step one, the Company does not presently anticipate recording any impairment of such goodwill.

The impact of the adoption of SFAS 142 on the Company's financial statements was to decrease goodwill amortization by $746 and $2,314 for the three and nine month periods ended May 31, 2002, respectively. This resulted in an increase in net income of $515 and $1,593 after tax, and basic and diluted earnings per share of $0.02 and $0.07, in each case for the three and nine month periods ended May 31, 2002, respectively.

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 6 - NEW ACCOUNTING STANDARDS (CONTINUED):

The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of September 1, 2000.


                                                                     For the Three Months Ended
                                                                      May 31,         May 31,
                                                                       2002             2001
                                                                  -------------     -------------
Net Income:
As reported                                                       $       11,403    $     11,892
Goodwill amortization (net of tax of $0 and $238)                              -             528
As adjusted                                                       $       11,403    $     12,420

Basic Earnings Per Share:
As reported                                                       $         0.52    $       0.54
Goodwill amortization (net of tax of $.00 and $.01)                            -            0.02
As adjusted                                                       $         0.52    $       0.56

Diluted Earnings Per Share:
As reported                                                       $         0.51    $       0.54
Goodwill amortization (net of tax of $.00 and $.01)                            -            0.02
As adjusted                                                       $         0.51    $       0.56


                                                                     For the Nine Months Ended
                                                                      May 31,         May 31,
                                                                       2002             2001
                                                                  -------------     -------------
Net Income:
As reported                                                       $       36,019    $     34,664
Goodwill amortization (net of tax of $0 and $604)                              -           1,408
As adjusted                                                       $       36,019    $     36,072

Basic Earnings Per Share:
As reported                                                       $         1.65    $       1.58
Goodwill amortization (net of tax of $.00 and $.03)                            -            0.06
As adjusted                                                       $         1.65    $       1.64

Diluted Earnings Per Share:
As reported                                                       $         1.63    $       1.57
Goodwill amortization (net of tax of $.00 and $.03)                           -             0.06
As adjusted                                                       $         1.63    $       1.63


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 6 - NEW ACCOUNTING STANDARDS (CONTINUED):

Amortization expense of intangibles under this pronouncement for the three and nine month periods ended May 31, 2002 was $657 and $2,375, respectively. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

         Fiscal year ending August 31:                                Amount
         -----------------------------                                ------
                2002                                                 $ 3,193
                2003                                                   3,000
                2004                                                   2,976
                2005                                                   2,925
                2006                                                   2,812

Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is studying the provisions of this statement and has not determined the impact that the adoption of this statement may have on its financial statements.

NOTE 7 - SALE OF SECURITIES:

Proceeds from the Company's sale of marketable securities available for sale were $0 and $2,540 for the three and nine months ended May 31, 2002, respectively. Gains on the sale of these securities in fiscal 2002 amounted to $1,703, and were included in selling, general and administrative expenses in the Company's consolidated statements of income.

NOTE 8 - SALE OF IMPLANTABLE DRUG INFUSION PUMP BUSINESS:

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business for a sales price of $13,000 in cash pursuant to an asset purchase agreement dated as of March 1, 2002. An estimated loss on the sale was recorded in the second quarter of fiscal 2002, during which period the Company's Board of Directors authorized the transaction. The transaction was accounted for as a sale of a non-integrated portion of a reporting unit, as defined by SFAS 142. After further adjustments to the estimated loss were made in the third quarter of fiscal 2002, the loss before tax on the transaction was $1,415 (after taxes, such loss was $955, or $0.04 per basic and diluted common share), and was included in selling, general and administrative expenses in the Company's consolidated statements of income.

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

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THREE MONTHS ENDED MAY 31, 2001

Net sales for the three months ended May 31, 2002 increased by $0.7 million, or 0.8%, to $86.7 million from $86.0 million in the same period last year due primarily to an increase in critical care product sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. Sales of critical care products increased 1.5% to $72.3 million from $71.2 million in the comparable prior year period due primarily to increased sales of central venous catheters. Cardiac care product sales decreased to $14.4 million from $14.8 million, a decrease of 2.7% from the comparable fiscal 2001 period, due primarily to decreased sales of intra-aortic balloon ("IAB") products. International sales increased by 0.3% to $29.7 million from $29.6 million in the same prior year period and represented 34.3% of net sales, compared to 34.4% in the same fiscal 2001 period. The strength of the U.S. dollar reduced net sales for the quarter by $0.2 million. As discussed above in Item 1 - Notes to Consolidated Financial Statements - Note 8, on April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business as of March 1, 2002. As a result of the sale, the Company reported no implantable drug infusion pump sales for the months of April and May, 2002, compared to $1.3 million of such sales in the same two months of fiscal 2001.

Gross profit decreased 4.2% to $43.3 million in the three months ended May 31, 2002, compared to $45.2 million in the same period of fiscal 2001. As a percentage of net sales, gross profit decreased to 50.0% during the three months ended May 31, 2002 from 52.6% in the comparable prior year period, due primarily to increased manufacturing variances caused by the Company's manufacturing of products at a rate below its actual sales rate in order to bring the Company's inventories more in line with requirements following manufacturing shifts to the Company's expanded international plants. The Company's gross profit in the third quarter of fiscal 2002 was also affected by a less profitable product sales mix and pricing. The Company anticipates that its gross profit in the fourth quarter of fiscal 2002 will continue to be affected by manufacturing variances associated with inventory reduction.

                            ARROW INTERNATIONAL, INC.

The Japanese Ministry of Health and Welfare has adopted new reimbursement pricing for central venous catheters effective as of April 1, 2002. The impact of this reduced pricing on the Company's earnings for the three months ended May 31, 2002 was not material. Although the Company anticipates that this reduced pricing will have some effect on its gross profit in the fourth quarter of fiscal 2002, it does not expect this effect to be material due to the Company's planned implementation of offsetting cost reductions.

In addition, effective as of March 1, 2002, the Company entered into an agreement with a group purchasing organization resulting in reduced pricing to the hospitals participating in this organization. The impact of the reduced pricing under this arrangement on the Company's earnings in the third quarter of fiscal 2002 was not material. The Company presently anticipates that the effect of these pricing concessions on its future earnings will be more than offset by increased sales volumes under this arrangement.

Research, development and engineering expenses decreased by 2.5% to $6.9 million in the three months ended May 31, 2002 from $7.0 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the third quarter of fiscal 2002 to 7.9%, compared to 8.2% in the same period in fiscal 2001. Although research expenses related to the LionHeart(TM), the Company's Left Ventricular Assistant System, and its CorAide(TM) cardiac assist research programs were lower in the third quarter of fiscal 2002 than in the comparable period of fiscal 2001, they were higher than anticipated in order to provide necessary information to TUV Munich in support of the Company's application for CE mark approval to sell the LionHeart(TM) in Europe and to fund development of a new external power source for the device.

As of June 20, 2002, the Company has implanted the LionHeart(TM) in a total of 25 patients in Europe and seven in the U.S. On June 4, 2002, the Company announced that its European Notified Body, TUV Munich, had completed a preliminary review of the clinical data supporting the Company's application for CE mark approval. TUV Munich concluded that establishing the long-term benefit of the device is a key consideration in the approval process and requested that the Company provide it with additional trial data further demonstrating such long-term benefit, thereby extending the LionHeart(TM) trial for an additional six months to December 20, 2002. As a result, the Company now targets early calendar year 2003 for receipt of CE mark approval. Although TUV Munich's decision to request additional trial data will delay the Company's ability to sell the LionHeart(TM) in Europe, the Company intends to continue the training of additional European implant sites, complete improvements to the device designed to downsize both internal and external power sources, and continue to broaden the exposure of the LionHeart(TM) to the medical community. As previously reported, the U.S. Food and Drug Administration (FDA) has approved an additional seven implants of the LionHeart(TM) as a continuation of the Phase I U.S. clinical trial of the device and the Company continues to anticipate that these implants will begin soon. Discussions also continue with the FDA relative to the pivotal Phase II trial to support approval of the LionHeart(TM) for destination therapy in the U.S.

Selling, general and administrative expenses decreased by 1.9% to $19.6 million in the three months ended May 31, 2002 from $20.0 million in the comparable prior year period. These expenses represented 22.6% of net sales for the third quarter of fiscal

                            ARROW INTERNATIONAL, INC.

2002, compared to 23.2% in the same period of fiscal 2001. As a result of the adoption of SFAS 142 effective as of September 1, 2001, the Company's amortization expense decreased by $0.7 million for the three month period ended May 31, 2002 (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6). In the three months ended May 31, 2002, the Company's expenses related to its defined benefit pension plans have increased over the third quarter of the prior year due primarily to decreased income generated from the plans' assets. In addition, during the three months ended May 31, 2002, the Company continued to incur legal costs in connection with a patent dispute relating to certain of its hemodialysis catheter products (see Item 1 - Notes to Consolidated Financial Statements - Note 3).

Principally due to the above factors, operating income decreased in the third quarter of fiscal 2002 by 7.4% to $16.9 million from $18.2 million in the comparable prior year period.

Other expenses (income), net, were less than $0.1 million of income in the third quarter of fiscal 2002 as compared to $0.5 million of expense in the comparable prior year period, principally due to lower interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes decreased in the third quarter of fiscal 2002 by 4.8% to $16.9 million from $17.7 million in the comparable prior year period. For the third quarter of fiscal 2002, the Company's effective income tax rate was 32.5%, a decrease from 33.0% in the same period of fiscal 2001, principally as a result of the Company's adoption of SFAS 142 and the elimination of nondeductible goodwill (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6) in the first quarter of fiscal 2002 and anticipated research and development tax credits.

Net income in the third quarter of fiscal 2002 decreased by 4.1% to $11.4 million from $11.9 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 13.2% in the three months ended May 31, 2002 compared to 13.8% in the same period of fiscal 2001. As a result of the Company's adoption of SFAS 142 and its discontinuation of amortization of goodwill, net income increased by $0.5 million after tax and basic and diluted earnings per common share increased by $0.02 for the three month period ended May 31, 2002.

Basic earnings per common share were $0.52 and $0.54 in the third quarters of fiscal 2002 and 2001, respectively. Diluted earnings per share were $0.51 and $0.54 in the third quarters of fiscal 2002 and 2001, respectively. Weighted average common shares outstanding used in computing basic earnings per common share decreased to 21,928,023 in the third quarter of fiscal 2002 from 21,987,476 in the comparable prior year period primarily as a result of the Company's previously announced share repurchase program, which remains in effect. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 22,221,799 in the third quarter of fiscal 2002 from 22,109,969 in the comparable prior year period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price.

                            ARROW INTERNATIONAL, INC.

NINE MONTHS ENDED MAY 31, 2002 COMPARED TO NINE MONTHS ENDED MAY 31, 2001

Net sales for the nine months ended May 31, 2002 increased by $9.7 million, or 3.9%, to $256.7 million from $247.0 million in the same period last year. This increase was due primarily to increased sales of the Company's critical care products. Sales of critical care products were $215.5 million for the nine months ended May 31, 2002, compared to $204.2 million in the same period of fiscal 2001, due primarily to increased sales of central venous catheters. Cardiac care product sales decreased to $41.2 million from $42.8 million, a decrease of 3.7% from the comparable prior year period, due primarily to decreased sales of diagnostic products and IAB products. International sales increased by 2.8% to $85.6 million from $83.3 million in the same prior year period, and decreased to 33.3% of net sales for the nine months ended May 31, 2002 from 33.7% in the comparable period of fiscal 2001, principally as a result of the increased strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries. The strength of the U.S. dollar, relative to currencies in countries where the Company operates direct sales subsidiaries, decreased net sales for the nine month period ended May 31, 2002 by $2.9 million. As discussed above in Item 1 - Notes to Consolidated Financial Statements - Note 8, on April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business as of March 1, 2002. As a result of the sale, the Company reported no implantable drug infusion pump sales for the months of April and May, 2002, compared to $1.3 million of such sales in the same two months of fiscal 2001.

Gross profit increased 1.2% to $131.4 million in the nine months ended May 31, 2002, compared to $129.9 million in the same period of fiscal 2001. As a percentage of net sales, gross profit decreased to 51.2% during the nine months ended May 31, 2002 from 52.6% in the comparable period of fiscal 2001, due primarily to increased manufacturing variances associated with inventory reduction (as discussed above) and a less profitable product sales mix. The Company anticipates that its gross profit in the fourth quarter of fiscal 2002 will continue to be affected by manufacturing variances associated with inventory reduction.

The Japanese Ministry of Health and Welfare has adopted new reimbursement pricing for central venous catheters effective as of April 1, 2002. The impact of this reduced pricing on the Company's earnings for the nine months ended May 31, 2002 was not material. Although the Company anticipates that this reduced pricing will have some effect on its gross profit in the fourth quarter of fiscal 2002, it does not expect this effect to be material due to the Company's planned implementation of offsetting cost reductions.

Research, development and engineering expenses increased by 3.8% to $20.0 million in the nine months ended May 31, 2002 from $19.2 million in the comparable prior year period, primarily as a result of increased research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System. As a percentage of net sales, these expenses were 7.8% in both the nine months ended May 31, 2002 and 2001.

                            ARROW INTERNATIONAL, INC.

As of June 20, 2002, the Company has implanted the LionHeart(TM) in a total of 25 patients in Europe and seven in the U.S. On June 4, 2002, the Company announced that its European Notified Body, TUV Munich, had completed a preliminary review of the clinical data supporting the Company's application for CE mark approval. TUV Munich concluded that establishing the long-term benefit of the device is a key consideration in the approval process and requested that the Company provide it with additional trial data further demonstrating such long-term benefit, thereby extending the LionHeart(TM) trial for an additional six months to December 20, 2002. As a result, the Company now targets early calendar year 2003 for receipt of CE mark approval. Although TUV Munich's decision to request additional trial data will delay the Company's ability to sell the LionHeart(TM) in Europe, the Company intends to continue the training of additional European implant sites, complete improvements to the device designed to downsize both internal and external power sources, and continue to broaden the exposure of the LionHeart(TM) to the medical community. As previously reported, the U.S. Food and Drug Administration (FDA) has approved an additional seven implants of the LionHeart(TM) as a continuation of the Phase I U.S. clinical trial of the device and the Company continues to anticipate that these implants will begin soon. Discussions also continue with the FDA relative to the pivotal Phase II trial to support approval of the LionHeart(TM) for destination therapy in the U.S.

Selling, general and administrative expenses increased by 0.7% to $57.5 million in the nine months ended May 31, 2002 from $57.0 million in the comparable prior year period and represented 22.4% of net sales in the nine months ended May 31, 2002 compared to 23.1% in the comparable period of fiscal 2001, due primarily to increased expenses related to the Company's defined benefit pension plans over the comparable prior year period resulting from decreased income generated from the plans' assets. This increase was offset by reduced goodwill amortization expense of $2.3 million related to the Company's adoption in the first quarter of fiscal 2002 of SFAS 142 (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6).

As discussed in Note 8 of Notes to Consolidated Financial Statements in Item 1 above, during the second quarter of fiscal 2002, the Company recorded an estimated loss on the sale of its implantable drug infusion pump business, with final adjustments made in the third quarter of fiscal 2002. As discussed in Note 7 of Notes to Consolidated Financial Statements in Item 1 above, the Company also recorded a gain on the sale of securities available for sale. The net impact of these two offsetting transactions was not material to the Company's results of operations for the nine months ended May 31, 2002.

Principally due to the above factors, operating income increased in the first half of fiscal 2002 by 0.7% to $54.0 million from $53.6 million in the comparable period of fiscal 2001.

Other expenses (income), net, decreased to $0.6 million of expense in the nine months ended May 31, 2002 from $1.9 million of expense in the same period of the prior fiscal year principally due to lower interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes increased in the nine months ended May 31, 2002 by 3.1% to $53.4 million from $51.7 million in the comparable prior year period. The Company's effective income tax rate decreased to

                            ARROW INTERNATIONAL, INC.

32.5% from 33.0% in fiscal 2001, principally as a result of the Company's adoption of SFAS 142 and the elimination of nondeductible goodwill (see Item 1 - Notes to Consolidated Financial Statements - Notes 4 and 6) in the first quarter of fiscal 2002 and anticipated research and development tax credits.

Net income in the nine months ended May 31, 2002 increased 3.9% to $36.0 million from $34.7 million in the nine months ended May 31, 2001. As a percentage of net sales, net income represented 14.0% during both the nine months ended May 31, 2002 and 2001. As a result of the Company's adoption of SFAS 142 and its discontinuation of amortization of goodwill, net income increased by $1.6 million after tax and basic and diluted earnings per common share increased by $0.07 for the nine month period ended May 31, 2002.

Basic earnings per common share were $1.65 for the nine month period ended May 31, 2002, up 4.4%, or $0.07 per share, from $1.58 in the comparable prior year period. Diluted earnings per common share were $1.63 for the nine month period ended May 31, 2002, up 3.8%, or $0.06 per share, from $1.57 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,894,075 in the nine months ended May 31, 2002 from 21,992,866 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 22,105,540 in the nine months ended May 31, 2002 from 22,118,087 in the comparable prior period. These decreases were a result of the Company's previously announced share repurchase program, which remains in effect.

                         Liquidity and Capital Resources

Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows under Item 1 above. For the nine months ended May 31, 2002, net cash provided by operations was $56.1 million, an increase of $23.5 million from the same period in the prior year, due to increased collections of accounts receivable, decreased inventory levels and less cash used for prepaid expenses, offset in part by increased payments of accounts payable. Accounts receivable, measured in days sales outstanding during the period, decreased to 84 days at May 31, 2002 from 86 days at May 31, 2001, due to improved collection efforts of the Company.

As previously reported, the parent company of one of the Company's major U.S. distributors had been experiencing declining net sales and significant net losses. This company recently completed a major recapitalization and, in May 2002, it reported first quarter earnings and a substantial reduction in debt related to its recapitalization. The Company has accounts receivable due from this distributor in the amount of $5.2 million as of May 31, 2002. Based on information presently available to the Company and the payment history of this distributor, the Company continues to believe the receivables due from this distributor will be collected in the normal course of business. In September 2001, this company hired as its new president for the distributor the Company's former Vice-President of Domestic Sales (who had resigned from the Company in February 1999) and who is also the spouse of the Company's current Vice-

                            ARROW INTERNATIONAL, INC.

President of Domestic Critical Care Sales. At such time, the Company changed management responsibility for this distributor so that the Company's manager of its Critical Care Business directly oversees all transactions between the Company and this distributor. Transactions between the Company and this distributor are on terms and at prices that the Company believes are customary in the marketplace.

Inventories decreased $9.3 million in the nine months ended May 31, 2002 compared to a $9.0 million increase in the same period of fiscal 2001. These decreased inventory levels are attributable to the Company's implementation of an inventory reduction program in the first nine months of fiscal 2002 as well as the sale of inventory included in the sale of its implantable drug infusion pump business on April 1, 2002 (see Item 1 - Notes to Consolidated Financial Statements - Note 8). Prepaid expenses decreased $0.5 million in the first nine months of fiscal 2002 due primarily to a decrease in prepaid taxes, offset in part by an increase in prepaid pension costs. Accounts payable decreased $1.2 million in the nine months ended May 31, 2002 primarily as a result of increased payments to the Company's vendors.

Net cash used in the Company's investing activities decreased to $2.5 million in the nine months ended May 31, 2002 from $22.5 million for the same period in fiscal 2001, due primarily to proceeds received from the Company's sale of securities available for sale and proceeds received from the Company's sale of its implantable drug infusion pump business in the nine month period ended May 31, 2002 (see Item 1 - Notes to Consolidated Financial Statements - Notes 7 and
8).

In fiscal 2001, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including related equipment, at its existing manufacturing and research facility in the Czech Republic. Construction of the additional space at this facility was completed in December 2001. As of May 31, 2002, the Company has spent $8.2 million on this construction including $4.4 million in fiscal 2002, and anticipates spending up to the authorized amount during the remainder of fiscal 2002 to bring such additional manufacturing capacity on-line.

Financing activities used $41.8 million of net cash in the nine months ended May 31, 2002, compared to $8.5 million in the same period in fiscal 2001, primarily as a result of an increase in fiscal 2002 in the Company's repayment of borrowings under its U.S. revolving credit facility and an increase in the Company's use of cash to purchase shares of its common stock in the open market in connection with its previously announced share repurchase program. The Company's Board of Directors has authorized the repurchase of up to a maximum of 2,000,000 shares under this program. During the nine months ended May 31, 2002, the Company purchased 158,500 shares of its common stock under this program for $5.8 million. As of May 31, 2002, the Company had repurchased a total of 1,418,800 shares under this program for approximately $43.7 million since the program's inception in March 1999.

                            ARROW INTERNATIONAL, INC.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At May 31, 2002, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes. In fiscal 2001, the terms of this facility were amended and restated to, among other things, include certain of the Company's subsidiaries as permitted borrowers, allowing up to $25.0 million of the $65.0 million to be drawn upon by any one or more of these subsidiaries in their local currency. As of May 31, 2002, certain of the Company's foreign subsidiaries have $6.5 million outstanding under the facility. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50.0 million. At May 31, 2002, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $19.0 million, of which $8.7 million was outstanding as of May 31, 2002. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities decreased $18.6 million and $35.2 million during the three and nine months ended May 31, 2002, respectively.

                            ARROW INTERNATIONAL, INC.

A summary of all of the Company's contractual obligations and commercial commitments as of May 31, 2002 were as follows:


                                                                               PAYMENTS DUE
                                                                                    OR
                                                                           COMMITMENT EXPIRATION
                                                                                 BY PERIOD
                                                        -----------------------------------------------------------
             CONTRACTUAL OBLIGATIONS AND                              LESS THAN       1 - 3     4 - 5     AFTER 5
               COMMERCIAL COMMITMENTS                    TOTAL         1 YEAR         YEARS     YEARS      YEARS
               ----------------------                    -----         ------         -----     -----      -----
                   ($ IN MILLIONS)

Long-term debt                                              $ 0.6        $ 0.3      $  0.3      $   -       $   -
Operating leases                                              9.3          3.7         3.7        1.3         0.6
Other long-term obligations                                   1.3          0.8         0.1        0.1         0.3
Lines of credit*                                             15.2         15.2           -          -           -
Standby letters of credit                                     2.1          2.1           -          -           -
                                                            -----        -----      ------      -----       -----

Total cash contractual obligations and
     commercial commitments                                 $28.5        $22.1      $  4.1      $ 1.4       $ 0.9
                                                            =====        =====      ======      =====       =====

* Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 2.

As discussed in Item 3 of this Report - Quantitative and Qualitative Disclosures About Market Risk, a portion of the Company's sales and, to a lesser extent, costs of goods sold, are denominated in currencies other than U.S. dollars. The Company periodically enters into foreign currency exchange and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities or transactions being hedged. The premiums paid on foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains

                            ARROW INTERNATIONAL, INC.

and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of May 31, 2002, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $10.1 million mature at various dates through August 2002 and foreign currency option contracts with a fair market value of $0.1 million mature at various dates through February 2003. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the year ended August 31, 2001 those accounting policies that it considers to be significant in determining its results of operations and financial position. In all material respects, the accounting principles utilized by the Company in preparing its consolidated financial statements are in conformity with generally accepted accounting principles in the United States of America.

The preparation of these consolidated financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company's management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements included in this Report.

                            ARROW INTERNATIONAL, INC.

The Company's management believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of the Company's consolidated financial statements.

Revenue Recognition:

Revenue is recognized by the Company at the time its products are shipped and title has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances.

Inventory:

The Company values its inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventory reserves are recorded to write-down the value of inventory to its fair market value. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. A reserve is recorded for all inventory specifically identified as slow-moving, inactive and potentially obsolete. In addition, a general reserve is recorded based upon the Company's historical experience with inventory becoming obsolete due to age, changes in technology, etc. The Company's inventory reserves are evaluated on an on-going basis and are adjusted as necessary to accurately reflect current conditions.

Impairment of Goodwill:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company uses a single reporting unit. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of SFAS 142, which, as discussed above, the Company adopted effective as of September 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

Employee Benefit Plans:

The Company sponsors pension, post-retirement, medical and life insurance plans covering substantially all of its employees who meet the applicable eligibility requirements. The Company uses several actuarial and other statistical factors which attempt to anticipate future events in calculating its expense and liability related to these plans. These factors include assumptions about discount rate, expected return

                            ARROW INTERNATIONAL, INC.

on plan assets and rate of future compensation increases, as determined by the Company within specified guidelines. In addition, the Company's actuarial consultants also utilize subjective assumptions, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense recorded by the Company in any particular period.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments:

During the nine month periods ended May 31, 2002 and 2001, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 21.0% and 22.1%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company periodically enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

                            ARROW INTERNATIONAL, INC.

At May 31, 2002, the Company had forward currency exchange contracts to sell foreign currencies which mature at various dates through July 2002. The following table identifies forward exchange contracts to sell foreign currencies at May 31, 2002 and August 31, 2001, as follows:


                                                 May 31, 2002                  August 31, 2001
                                             Notional    Fair Market       Notional     Fair Market
                                             Amounts        Value          Amounts         Value
                                            ---------     ---------       ---------      ---------
Foreign currency: (U.S. Dollar Equivalents)

   Japanese yen                             $   1,593     $   1,612       $   1,661      $   1,688
   Canadian dollars                               320           327           1,942          1,933
   Euro                                         3,285         3,259           2,599          2,606
   Mexican peso                                   815           824           1,286          1,280
   African rand                                   367           402               -              -
                                            ---------     ---------       ---------      ---------
                                            $   6,380     $   6,424       $   7,488      $   7,507
                                            =========     =========       =========      =========

At May 31, 2002, the Company also had forward currency exchange contracts to buy foreign currencies which mature at various dates through August 2002. The following table identifies forward exchange contracts to buy foreign currencies at May 31, 2002 and August 31, 2001, as follows:


                                                 May 31, 2002                  August 31, 2001
                                             Notional    Fair Market       Notional     Fair Market
                                             Amounts        Value          Amounts         Value
                                            ---------     ---------       ---------      ---------
Foreign currency: (U.S. Dollar Equivalents)

   Czech koruna                             $   3,563     $   3,678       $       -      $       -

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by

                            ARROW INTERNATIONAL, INC.

the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and nine month periods ended May 31, 2002, the Company recognized a time value gain of $241 and a time value loss of $46, respectively, against net sales offset by the recognition of intrinsic value gains of $238 and $352, respectively. At May 31, 2002, the Company had an unrealized holding loss of $55 related to these foreign currency option contracts. The Company had the following foreign currency option contracts at May 31, 2002, which mature at various dates through February 2003.


                                                 May 31, 2002                  August 31, 2001
                                            Premium       Fair Market     Premium       Fair Market
                                              Paid          Value           Paid           Value
                                              ----          -----           ----           -----
Foreign currency: (U.S. Dollar Equivalents)

   Japanese yen                             $    294      $     54         $    230      $     46

PART II.      OTHER INFORMATION

Item 2.       Changes in securities and use of proceeds

On April 1, 2002, the Company issued 10,000 shares of its common stock held in treasury to The Cleveland Clinic Foundation ("CCF") as an additional royalty for CCF's completion of certain research and development milestones under the Company's previously announced license agreement with CCF dated as of March 28, 2001, pursuant to which the Company received an exclusive license of CCF's patents relating to certain technology underlying the CorAide(TM) ventricular assist device. The shares of the Company's common stock issued in this transaction were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. In connection with this transaction, CCF was provided adequate access to information about the Company, CCF made appropriate representations as to its qualifications as an investor, including its being an "accredited investor" as defined in Rule 501(a) under the Securities Act, and appropriate legends regarding the restricted nature of the shares issued to CCF were affixed to the certificate representing such shares.

                            ARROW INTERNATIONAL, INC.

Item 6.   Exhibits and reports on Form 8-K

          (a)   Exhibits

                The following exhibits will be filed as part of this Form 10-Q:

                        Exhibit 3.2 By-laws of the Company, as amended and restated

                        Exhibit 99.1 Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended May 31, 2002.

                            ARROW INTERNATIONAL, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ARROW INTERNATIONAL, INC.
                                                           (Registrant)



Date:  July 15, 2002                   By: /s/     Frederick J. Hirt
                                           -------------------------------------
                                                        (signature)

                                           Frederick J. Hirt
                                           Chief Financial Officer
                                           Vice President-Finance and Treasurer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)

                                  EXHIBIT INDEX

  EXHIBIT    DESCRIPTION
  NUMBER     OF EXHIBIT                                     METHOD OF FILING
  ------     ----------                                     ----------------

  3.2        By-laws of the Company,                      Filed with this report
             as amended and restated


  99.1       Cautionary Statement for Purposes of         Page 33 of this report
             the Safe Harbor Provisions of the
             Private Securities Litigation Reform
             Act of 1995