Form 10-K
period 2002-08-31
ARROW INTERNATIONAL INC
filed 2002-11-22
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 1, 2002 was approximately $436,748,633.

     The number of shares of Registrant's Common Stock outstanding on November 1, 2002 was 21,798,996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 15, 2003, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2002, are incorporated by reference in Part II, Item 10, and Part III of this report.

ITEM 1.  BUSINESS

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

     Arrow International, Inc. (together with its subsidiaries, "Arrow" or the "Company") was incorporated as a Pennsylvania corporation in 1975. Arrow develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products for critical and cardiac care. The Company's critical care products are used principally for central vascular access in the administration of fluids, drugs, and blood products, patient monitoring and diagnostic purposes. These products are used by anesthesiologists, critical care specialists, surgeons, cardiologists, nephrologists, emergency and trauma physicians and other health care providers. Arrow's cardiac care products are used by interventional cardiologists, cardiac surgeons, interventional radiologists and electrophysiologists for such purposes as the diagnosis and treatment of heart and vascular disease and to provide short-term cardiac assist following cardiac surgery, serious heart attack or balloon angioplasty.

     Arrow's critical care products, which were originally introduced in 1977, accounted for 83.3%, 82.7% and 82.5% of net sales in fiscal 2002, 2001 and 2000, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; and Percutaneous Thrombolytic Devices ("PTD"), which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients. Many of the Company's vascular access catheters are treated with the ARROWg+ard(TM) or ARROWg+ard Blue Plus(TM) antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus(TM) is a stronger, longer lasting formulation of ARROWg+ard(TM) and provides antimicrobial treatment of the interior lumens and hubs of each catheter.

     The Company's critical care product line also includes custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems, and the HemoSonic(TM) 100, a hemodynamic monitoring device that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. In April 2002, the Company divested its implantable constant flow drug delivery pump product business (see Item 8. Notes to Consolidated Financial Statements - Note 19).

     Arrow's cardiac care products accounted for 16.7%, 17.3% and 17.5% of net sales in fiscal 2002, 2001 and 2000, respectively. These products include cardiac assist products, such as intra-aortic balloon (IAB) pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. The most recent of these products is the AutoCAT(TM), the Company's advanced automatic IAB pump which features AutoPilot(TM), a mode of operation that automatically selects operating parameters for optimal cardiac assist. The AutoCAT(TM) continuously monitors and selects the best signal from multiple electrocardiogram and arterial pressure sources to automatically adjust balloon inflation and deflation timing points. Other currently available pumps require manual intervention on the part of the clinician to switch signal sources and initiate balloon timing. The Company also distributes a high performance 8 French intra-aortic balloon catheter. This balloon catheter, the Ultra 8(TM), is configured to enable it to be introduced through standard 8 French Cath Lab sheaths used for therapeutic interventions as well as through a separate balloon sheath. The Ultra 8(TM) provides faster inflation and deflation times than competitive catheters and has a larger central lumen that reduces the potential for aortic pressure waveform dampening and facilitates placement over standard size springwire guides.


                                      (2)

     The Company's cardiac care product line also includes electrophysiology products, which are used primarily to map the electrical signals which activate the heart. The Berman(TM) Angiographic Catheter is used for pediatric cardiac angiographic procedures and the Super Arrow-Flex(TM) sheath provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. In addition, as further discussed below under "Research and Product Development," the Company currently has under development new cardiac care products, including the Arrow LionHeart(TM), a fully implantable Left Ventricular Assist System ("LVAS") capable of taking over the entire work load of the left ventricle, and CorAide(TM), a non-pulsatile centrifugal flow ventricular assist device designed to be used for the treatment of congestive heart failure.

     SALES AND MARKETING

     Arrow markets its products to physicians and hospitals through a combination of direct selling, independent distributors and a group purchasing organization. Within each hospital, marketing efforts are targeted to those physicians, including critical care specialists, cardiologists, anesthesiologists, interventional radiologists, electrophysiologists and surgeons, most likely to use the Company's products. Arrow's products are generally sold in the form of pre-sterilized procedure kits containing the catheters and virtually all of the related medical components and accessories needed by the clinician to prepare for and perform the intended medical procedure. Additional sales revenue is derived from equipment provided for use in connection with certain of the Company's disposable products.

     In fiscal 2002, 2001 and 2000, 65.5%, 65.9% and 64.1%, respectively, of the
Company's net sales were to U.S. customers. In this market, approximately 78.9% of the Company's fiscal 2002 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors. On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.7 million in cash and relief from $5.5 million of accounts receivable that had been due from this distributor subject to post-closing adjustments (see Item 8. Notes to Consolidated Financial Statements - Note 22). With this acquisition, 84% of the Company's U.S. business will be sold to hospitals by direct sales representatives.

     Internationally, the Company sells its products through 11 direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic and Slovakia. As of November 1, 2002, independent distributors in 92 additional countries sell the Company's products in the remainder of the world.

     To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and has leased 22,500 square feet of additional manufacturing space in Mexico since fiscal 2001. The Company also operates a manufacturing and research facility in the Czech Republic. In fiscal 2002, the Company completed construction of additional manufacturing space at this facility which expanded the manufacturing capacity to 88,000 square feet.

     Revenues, profitability and long-lived assets attributable to significant geographic areas are presented in Note 13 to the Company's Consolidated Financial Statements included in Item 8.

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

     Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac care with the acquisition of Kontron Instruments and supplemented this acquisition with its acquisition of the cardiac assist divisions of Boston Scientific and C.R. Bard, Inc. The Company's acquisition of Sometec, S.A. enabled it to introduce to the market its innovative, ultrasound hemodynamic monitoring device.

     Research and development expenses totaled $26.2 million (7.7% of net sales), $25.2 million (7.5% of net sales) and $19.8 million (6.1% of net sales) in fiscal 2002, 2001 and 2000, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.


                                      (4)

     In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term LVAS. The Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient left ventricular heart function. The Arrow LionHeart(TM), the LVAS currently under development by the Company, is not intended as a bridge-to-heart transplant, but is designed, upon receipt of necessary regulatory approvals, to serve as a long-term cardiac assist device for certain patients. The Arrow LionHeart(TM) has been in development by the Company for over 9 years and has undergone extensive preclinical studies and testing. The Company believes that its Arrow LionHeart(TM) LVAS, which is capable of taking over the entire workload of the left ventricle, represents a significant advance in mechanical circulatory assist technology. Because the Arrow LionHeart(TM) is the first fully implantable "destination therapy" device, the ability of the patient to experience an improved quality of life for an extended period of time may be enhanced. The device has no lines or cables protruding through the skin to power the system, thus eliminating a potential source of infection. It is fully implanted in the body and does not replace the heart, but assists in the pumping function of the heart's left ventricle. The device is electrically driven by a wearable battery pack that transmits power non-invasively through the skin to charge internal batteries and power the blood pump. In addition, the Arrow LionHeart(TM) enables patients to experience limited periods of untethered movement with energy supplied from rechargeable batteries implanted as part of the device.

     The first human implant of the LionHeart(TM) took place in Germany in October 1999 as part of an ongoing European clinical investigation, sponsored by the Company, to demonstrate the safety and performance of the LionHeart(TM) for the purpose of obtaining a European Conformity (CE) mark.

     In February 2001, the Company received U.S. Food and Drug Administration
(FDA) approval under an Investigational Device Exemption (IDE) to begin Phase I human clinical trials in the United States of the LionHeart(TM). The Phase I trial was initially limited to seven patients at up to five U.S. sites. In February 2001, the Company announced the first U.S. human implant of the LionHeart(TM) under the IDE. By August 2001, the Company had enrolled all seven U.S. patients in the Phase I U.S. feasibility trial authorized in February under the IDE.

     In December 2001, the FDA approved the Company's request to expand this Phase I clinical trial for an additional seven patients to be implanted with the LionHeart(TM) in the U.S. The first of these seven additional implants was performed in July 2002, bringing the total number of patients who have received the LionHeart(TM) in the U.S. to eight. A total of five U.S. sites have been approved to perform the remaining six implants under the Phase I trial and these institutions are presently screening for appropriate patients. The Company anticipates that a Phase II trial will follow the Phase I trial.

     In June 2002, the Company announced that its European Notified Body, TUV Product Service, had completed a preliminary review of the clinical data supporting the Company's application for CE mark approval to sell the LionHeart(TM) in Europe. TUV Product Service concluded that while the LionHeart(TM) had accumulated 50% more patient months of operation than called for in the trial protocol, the recent publishing of Randomized Evaluation of Mechanical Assistance for the Treatment of Congestive Heart Failure (REMATCH) trial data had established a new benchmark against which other mechanical cardiac assist devices, such as the LionHeart(TM), should be measured. The REMATCH data, published in November 2001 in The New England Journal of Medicine, compared optimal medical management with Thoratec Corporation's mechanical assist device in a randomized study of end-stage heart failure patients. TUV Product Service's primary concern relates to the number of mechanically assisted patients and the number of patients benefiting from mechanical assist for more than one year under the Lionheart(TM) trial as compared to the REMATCH trial. To address TUV Product Service's concerns, the Company extended the LionHeart(TM) trial for an additional six months, to December 30, 2002, which is anticipated to increase the number of LionHeart(TM) patients living more than one year with the device.


                                      (5)

     Although TUV Product Service's decision to request additional trial data has delayed the Company's ability to sell the LionHeart (TM) in Europe, the Company continues to train additional European implant sites, complete improvements to the device designed to downsize both internal and external power sources, and broaden the exposure of the LionHeart(TM) to the medical community. In fiscal 2002, the total number of implants of the device performed in Europe was eleven, bringing the total number of European implants to 25 and the total number of worldwide implants to 33. Six additional European sites have been approved to implant the LionHeart(TM) during fiscal 2002, bringing the total number of approved European sites to ten and the total number of worldwide approved sites to 15.

     Based on the current status of the Arrow LionHeart(TM) program, the Company believes that sufficient additional clinical trial data will be assembled from both new and existing patients to facilitate the approvals required to CE mark the product for European sale in the first half of calendar year 2003.

     In April 2001, the Company entered into an agreement with The Cleveland Clinic Foundation ("CCF") for the exclusive license of CCF's patents in the field of non-pulsatile centrifugal flow ventricular assist devices for the treatment of congestive heart failure and a related agreement for continued research and development on the CorAide(TM) ventricular assist device that had been a joint development effort of CCF and the National Institute of Health.

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

     The initial goal of the new joint CCF/Arrow development program is to commence human clinical trials of the device with patients needing ventricular support prior to receiving a donor heart. These trials should provide better understanding of human tolerance for non-pulsatile flow devices. The development program presently anticipates beginning human clinical trials of the device in Europe early in calendar year 2003.

     The Company believes the CorAide(TM) development program is complimentary to its ongoing program to develop and market the Arrow LionHeart(TM) LVAS. The first version of this device is not fully implantable and is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function. Successful development of the CorAide(TM) device would provide a lower cost, less invasive approach to ventricular assist than pulsatile devices.

     Since 1988, the Company has been developing the Arrow(R)-Fischell Pullback Atherectomy Catheter (the "PAC") for the removal of atherosclerotic plaque. The Company acquired certain patents relating to the technology underlying the PAC in 1990. In the fourth quarter of 1998, the Company began a European multi-center randomized study to evaluate the effectiveness of the PAC for the removal of plaque from restenosed coronary stents. In the fourth quarter of fiscal 2002, the Company decided to discontinue its support for this development project as a result of changes in the market outlook for this device (see Item
8. Notes to Consolidated Financial Statements - Note 2).


                                      (6)

     In recent years, the Company had conducted research to determine whether the use of microwave energy catheters for the ablation of cardiac tissue responsible for ventricular tachycardia represented a potentially more effective treatment for ventricular tachycardia than currently marketed radio frequency ablation catheters. Based on the results of this research, the Company elected to discontinue this research program during fiscal 2000. The Company then continued to evaluate the technological feasibility of liver ablation using this technology. In the fourth quarter of fiscal 2002, the Company decided to discontinue its efforts to further develop the microwave ablation technology for treating liver disease (see Item 8. Notes to Consolidated Financial Statements -
Note 2).

     During fiscal 2002, the Company continued separate U.S. and European clinical trials of its Percutaneous Thrombolytic Device for the treatment of deep vein thrombosis. The U.S. study is a feasibility study involving three clinical sites and a total of ten patients. The primary objective of the studies is to determine the initial safety and feasibility of the Percutaneous Thrombactomy Device for the treatment of iliofemoral deep vein thrombosis. As of November 1, 2002, there have been three patients enrolled in the U.S. study and an additional seven patients have been enrolled in the European clinical trial.

     In fiscal 2002, the Company began development of the Magnaflow(R), a new technology for magnetically guiding and facilitating the placement of enteral nutrition catheters in patients in intensive care units. The Magnaflow(R) catheter's embedded metallic tip is placed into a patient's esophagus and, by means of an external permanent magnet, the device is pulled through the stomach and into the patient's bowel where administered nutrients can best be absorbed into the body. The Company is targeting clinical evaluations of the Magnaflow(R) during the first half of fiscal 2003.

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


                                      (7)

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

     In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its Arrow-Howes(TM) Multi-Lumen Catheters and antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. The Company has in the past granted rights in certain patents relating to its Arrow-Howes(TM) Multi-Lumen Catheters to others in consideration for royalty payments. The Company's U.S. patent for its Quick Flash(TM) Radial Artery Catheter expired in November 2001 and various patents relating to the technology underlying other of the Company's critical care and cardiac assist products expired in fiscal 2002 or will expire in fiscal 2003. Although it is possible that the Company will face new competition in the markets for the products to which these patents relate, based on information currently available to it, the Company does not presently believe that any such new competition will have a material adverse effect on the Company's business, financial condition or results of operations for the foreseeable future. All other existing patents owned by or licensed to the Company relating to any of its major products expire after fiscal 2003.

     From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. The Company is currently a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by or licensed to the plaintiffs. No trial dates have been set in these actions. Based on information presently available to the Company and the advice of its patent counsel, the Company believes that its products do not infringe any valid claim of the plaintiffs' patents and that, consequently, it has adequate legal defenses with respect to these actions. Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

     Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW(R) and certain other trademarks.


                                      (8)

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

     COMPETITION

     Arrow faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, including companies with greater financial and other resources. In addition, in response to increased concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products are competing primarily on the basis of product differentiation, product quality and cost-effectiveness, and that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting the Company to respond more effectively to competitive pricing in an environment where its ability to increase prices is limited.


                                      (9)

     ENVIRONMENTAL COMPLIANCE

     The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storing and disposal of materials, which are classified as hazardous. In 1989, the Company was notified that it was among the potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility located in Maryland. In August 2001, the Company was invited by the Environmental Protection Agency to enter into a proposed global consent decree for DE MINIMIS parties with the United States District Court for the District of Maryland, which, if approved, would resolve the Company's potential liability with respect to the facility on a DE MINIMIS basis. The Company has indicated its interest in entering into such a DE MINIMIS settlement, but currently has no knowledge as to when the proposed consent decree will be presented to the court or when it may be approved.

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

     A product liability lawsuit against the Company tried before a jury in Arkansas state court resulted in a judgment against the Company in May 2001 of $175,000 in compensatory damages and $4.0 million in punitive damages. Notice of appeal from that judgment to the Arkansas Supreme Court was filed and the Company is pursuing vigorously the appeal. Based on information presently available to the Company and the advice of its product liability counsel, the Company believes that it is more likely than not that the Company will obtain a reversal of this judgment and a remand for a new trial. In addition, the Company believes that any damage award, whether punitive or compensatory, that may ultimately be upheld in this case will be covered by its product liability insurance policy. The Company's insurer has commenced an action seeking a judicial declaration that it is not obligated to indemnify the Company for punitive damages. Based on information presently available to the Company and the opinion of its insurance litigation counsel, the Company believes that any award of punitive damages resulting from the product liability lawsuit would be covered by its insurance. Although the ultimate outcome of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

     EMPLOYEES

     As of November 1, 2002, Arrow had 3,005 full-time employees. All of the Company's hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in September 2003. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.


                                      (10)

     EXECUTIVE OFFICERS

     The executive officers of the Company and their ages and positions as of November 1, 2002 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.


     Name                          Age         Current Position
     ----                          ---         ----------------
     Marlin Miller, Jr.             70         Chairman and Chief Executive Officer

     Carl G. Anderson, Jr.          57         Vice Chairman and General Manager,
                                                 Critical Care Division

     Philip B. Fleck                58         President and Chief Operating Officer

     Paul L. Frankhouser            57         Executive Vice President - Global Business
                                                 Development

     Frederick J. Hirt              54         Vice President-Finance, Chief Financial
                                                 Officer and Treasurer

     T. Jerome Holleran             66         Secretary

     Carl N. Botterbusch            39         Vice President and General Manager,
                                                 Cardiac Assist Division

     Thomas D. Nickel               63         Vice President-Regulatory Affairs
                                                 and Quality Assurance

     Scott W. Hurley                44         Controller

     Mr. Miller has served as Chief Executive Officer and a Director of the Company since it was founded in 1975, and as Chairman of the Board of the Company since January 1999. He served as President from 1975 to January 1999. Mr. Miller also served as President and a director of Arrow Precision Products, Inc. ("Precision"), a corporation controlled by principal shareholders of the Company, until Precision's dissolution on May 1, 2002. During fiscal 2002, Mr. Miller devoted none of his time to Precision. On October 28, 2002, Mr. Miller retired as a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

     Mr. Anderson has served as Vice Chairman of the Board and General Manager of the Company's Critical Care Division since January 2002, with responsibility for worldwide sales, marketing, research and development of the Company's critical care products. Mr. Anderson has served as a director of Arrow since January 1998 and, prior to his employment by the Company, served as President and Chief Executive Officer of ABC School Supply, Inc., a producer of materials and equipment for public and private schools, from May 1997 to December 2001. Mr. Anderson served as Principal with the New England Consulting Group, a general management and marketing consulting company, from May 1996 to May 1997, as Vice President, General Manager, Retail Consumer Products of James River Corporation, a multinational company engaged in the development, manufacture and marketing of paper-based consumer products ("James River"), from August 1994 to March 1996, and as Vice President, Marketing, Consumer Brands of James River from May 1992 to August 1994, and in various capacities with Nestle Foods Corporation, the latest as Vice President, Division General Manager, Confections, from 1984 to May 1992. Prior thereto, Mr. Anderson served in several marketing capacities with Procter & Gamble.

     Mr. Fleck has served as President of the Company since January 1999. From June 1994 to January 1999, he served as Vice President - Research and Manufacturing of the Company. From 1986 to June 1994, Mr. Fleck served as Vice President - Research and Engineering of the Company. From 1975 to 1986, Mr. Fleck served as Engineering Manager of the Company.


                                      (11)

     Mr. Frankhouser has served as Executive Vice President - Global Business Development of the Company since January 2002, with responsibility for worldwide evaluation and acquisition of new business opportunities. From January 1999 to January 2002, Mr. Frankhouser served as Executive Vice President of the Company, with responsibility for worldwide sales and marketing. He served as Vice President-Marketing of the Company from 1986 until January 1999. From 1980 to 1986, Mr. Frankhouser served as Manager of Marketing of the Company.

     Mr. Hirt has served as Vice President - Finance, Chief Financial Officer and Treasurer of the Company since August 1998. Prior to joining the Company, from 1980 to 1998, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., the latest as Vice President, Accounting and Reporting.

     Mr. Holleran has served as Secretary and a director of the Company since its founding in 1975 and, until September 1997, also served as a Vice President. From July 1996, Mr. Holleran served as President and Chief Executive Officer of Precision Medical Products, Inc. ("PMP"), a former subsidiary of Precision, which manufactures and markets certain non-catheter medical products and was sold on August 29, 1997 to certain employees of Precision, including Mr. Holleran. He is now the Chairman of PMP. From February 1986 to September 1997, Mr. Holleran was also Vice President, Chief Operating Officer and a director of Precision. From 1991 to 1996, Mr. Holleran served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products, until the sale in June 1996 of a portion of the Endovations business to the Company and the remainder to an unrelated third party.

     Mr. Botterbusch has served as Vice President and General Manager of the Company's Cardiac Assist Division since March 2001. From January 1999 to March 2001, Mr. Botterbusch served as Vice President, Research and Engineering of the Company. He served as Manager, Product Development, Research and Engineering from 1993 to January 1999, as Group Leader, Research and Development from 1987 to 1993 and, from 1985, when he joined the Company, to 1987, as a Project Engineer of the Company.

     Mr. Nickel has served as Vice President-Regulatory Affairs and Quality Assurance of the Company since 1991. From 1986 to 1991, Mr. Nickel served as Director of Regulatory Affairs and Quality Assurance of the Company.

     Mr. Hurley has served as Controller of the Company since April 1998. Prior to joining the Company, from 1990 to 1998, he served in various capacities with Rhone-Poulenc Rorer, the latest as a Director of Finance.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters and principal research center are located in a 165,000 square foot facility in Reading, Pennsylvania. This facility, which also includes manufacturing space, is located on 126 acres.

     Other major properties owned by the Company include a 165,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and an 88,000 square foot manufacturing and research facility in the Czech Republic.

     In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts, a 7,700 square foot sales office and distribution center in Woburn, Massachusetts, and a 22,500 square foot manufacturing facility in Camargo, Mexico. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain and Greece, sales office space in Mexico and warehouse space in California.

     The Company considers all of its facilities to be in good condition and adequate to meet the present and reasonably foreseeable needs of the Company. The Company believes that it will be able to renew all leases on commercially reasonable terms as they become due, or, if it is unable to renew them, that suitable replacement space would be available on commercially reasonable terms.


                                      (12)

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. The Company is also subject to legal actions involving patent and other intellectual property claims. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and, except as set forth under Item 1 - Business - Patents, Trademarks, Regulatory Rights and Licenses and - Product Liability and Insurance, that the ultimate outcome of these actions would not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2002 through the solicitations of proxies or otherwise.



                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

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


Quarter Ended                              High           Low      Dividends
============================           =========================================

August 31, 2002                           45.5700       33.8500      $.070
May 31, 2002                              48.4000       43.4200       .070
February 28, 2002                         46.2200       37.0100       .070
November 30, 2001                         38.7600       35.9000       .065

August 31, 2001                           39.4000       34.7600      $.065
May 31, 2001                              38.2500       34.8750       .065
February 28, 2001                         39.2500       34.1250       .065
November 30, 2000                         40.3125       35.4375       .060

     As of November 1, 2002, there were approximately 559 registered shareholders of the Company's common stock.


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the years ended August 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 2002 and 2001 and for each of the three years in the period ended August 31, 2002, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included in Item 8 of this report. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this report.


                                      (13)

                                                            2002            2001           2000            1999            1998
                                                        ---------------------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales                                                 $ 340,759      $ 334,042       $ 325,714       $ 300,318       $ 265,314
Cost of goods sold                                          169,625        158,573         156,107         143,953         118,780
     Gross profit                                           171,134        175,469         169,607         156,365         146,534
Operating expenses
     Research, development and engineering                   26,165         25,209          19,771          20,335          18,393
     Selling, general, and administrative                    78,406         78,499          74,921          71,091          62,672
     Special charges*                                         8,005              -           3,320          12,819          36,249
       Total operating expenses                             112,576        103,708          98,012         104,245         117,314
Operating income                                             58,558         71,761          71,595          52,120          29,220
Other expenses (income), net                                    781          2,291           2,145          (3,221)          1,638
Income before income taxes                                   57,777         69,470          69,450          55,341          27,582
Provision for income taxes                                   18,777         22,925          23,266          19,646          19,010
                                                           ---------      ---------       ---------       ---------      ----------

Net income                                                 $ 39,000       $ 46,545        $ 46,184        $ 35,695       $   8,572
                                                           =========      =========       =========       =========      ==========

Basic earnings per common share                            $   1.78       $   2.12        $   2.06        $   1.54       $    0.37
                                                           =========      =========       =========       =========      ==========

Diluted earnings per common share                          $   1.76       $   2.10        $   2.05        $   1.54       $    0.37
                                                           =========      =========       =========       =========      ==========

Cash dividends per common share                            $  0.275       $  0.255        $  0.235        $  0.215       $   0.195

Weighted average shares used in computing
   basic earnings per common share                           21,913         21,995          22,451          23,195          23,225

Weighted average shares used in computing
   diluted earnings per common share                         22,106         22,120          22,519          23,195          23,225


                                      (14)


                                                           2002            2001           2000            1999            1998
                                                        ---------------------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Working capital                                           $ 174,448      $ 125,556        $ 90,050       $ 107,901        $ 98,826


Total assets                                                425,680        417,971         386,405         359,028         324,668
Notes payable and current maturities of
     long-term debt                                          16,432         50,722          60,481          33,272          30,252
Long-term debt, excluding current maturities                    300            600             900          11,105          11,686
Shareholders' equity                                        360,356        326,089         285,204         278,167         247,868

Certain prior period amounts in the table above have been reclassified to conform to the fiscal 2002 presentation (see Item 8. Notes to Consolidated Financial Statements - Note 1).

* See Item 8. Notes to Consolidated Financial Statements - Note 2 for a description of the special charges recorded in fiscal 2002 and 2000. In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4,139 ($2,670 after tax or $0.12 per basic and diluted common share) related to the purchase of in-process IAB pump research and development as part of the Company's acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. In accordance with Financial Accounting Standard (FAS) No. 2 "Accounting for Research and Development Costs" and Financial Accounting Standard Board (FASB) Interpretation (FIN) No. 4, "Applicability of FAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 1999, the Company determined that the decline in the fair value of its investment in Cardiac Pathways Corporation was other than temporary. Accordingly, the Company established a new basis in the investment of $440, equivalent to its fair market value. As a result, the Company realized a special charge of $8,680 before tax, $5,598 after tax or $0.24 per basic and diluted common share. In the fourth quarter of fiscal 1998, in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company recorded a non-cash pre-tax special charge of $36,249 ($31,960 after tax or $1.38 per basic and diluted common share) to write down to fair value certain goodwill and intangible assets.


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


                              RESULTS OF OPERATIONS

     The following table presents for the three years ended August 31, 2002 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period percentage changes in the dollar amounts of the respective line items.

                                                                                           Period-to-Period
                                                Percentage of Net Sales                   Percentage Change
                                           ----------------------------------     ----------------------------------
                                                                                    2002         2001        2000
                                                 Year ended August 31,               vs           vs          vs
                                           ----------------------------------
                                             2002         2001         2000         2001         2000        1999
                                           --------     --------     --------     --------     --------    ---------
Net sales                                    100.0 %      100.0 %      100.0 %        2.0 %        2.6 %        8.5 %
Gross profit                                  50.2         52.5         52.1         (2.5)         3.5          8.5
Operating expenses:
     Research, development and
          engineering                          7.7          7.5          6.1          4.0         27.5         (2.8)
     Selling, general and
          administrative                      23.0         23.5         23.0          0.1          4.8          5.4

     Special charges                           2.3            -          1.0            *       (100.0)       (74.1)
                                           --------     --------     --------      -------    ---------    ---------
Operating income                              17.2         21.5         22.0        (18.4)         0.2         37.4
Other expenses (income), net                   0.2          0.7          0.7        (65.9)         6.9       (166.6)

Income before income taxes                    17.0         20.8         21.3        (16.8)           -         25.5
Provision for income taxes                     5.6          6.9          7.1        (18.1)        (1.5)        18.4
                                           --------     --------     --------      -------    ---------    ---------
Net income                                    11.4         13.9         14.2        (16.1)         0.8         29.4

* Not a meaningful comparison


                                      (16)

FISCAL 2002 COMPARED TO FISCAL 2001

Net sales increased by $6.8 million, or 2.0%, to $340.8 million in fiscal 2002 from $334.0 million in fiscal 2001. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates, and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. Sales of critical care products increased 2.9% to $284.0 million from $276.1 million in fiscal 2001, due primarily to increased sales of central venous and special catheters. Sales were adversely impacted by a $1.8 million charge for increased rebate reserves related to the Company's acquisition of the net assets of its former New York City distributor, Stepic Medical, on September 3, 2002, as further described above in Item 1. Business - Sales and Marketing. Sales of cardiac care products decreased 1.9% to $56.8 million from $57.9 million in fiscal 2001, due primarily to decreased sales of IAB pump and diagnostic products. International sales increased by $3.5 million, and represented 34.5% of net sales in fiscal 2002, compared to 34.1% in the prior year, despite the offsetting negative impact of the strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries, which reduced sales by $2.1 million for fiscal 2002 when compared to the prior fiscal year.

As discussed in Item 8. Notes to Consolidated Financial Statements - Note 19, on April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this sale, the Company reported no sales of implantable drug infusion pump products from April 1, 2002 through August 31, 2002, compared to $3.2 million of such sales in the same five month period of fiscal 2001.

Gross profit decreased 2.5% to $171.1 million in fiscal 2002 from $175.5 million in fiscal 2001. As a percentage of net sales, gross profit decreased to 50.2% in fiscal 2002 compared to 52.5% in fiscal 2001. These decreases were primarily the result of increased manufacturing variances caused by manufacturing of products at a rate below the actual sales rate in order to bring inventories more in line with requirements following manufacturing shifts to expanded international plants, a less profitable product sales mix and pricing pressures. Gross profit also decreased, as discussed above, due to a $1.8 million charge against sales related to the Company's acquisition of its former New York City distributor to reflect an increase in the reserve for dealer rebates as a result of obtaining additional information regarding the distributor's rebates (see Item 8. Notes to Consolidated Financial Statements - Notes 2 and 22). The Company anticipates that its gross profit in the first two quarters of fiscal 2003 will continue to be affected by manufacturing variances associated with past inventory reductions as well as by sales of inventory purchased from Stepic Medical at reduced dealer margins.

The Japanese Ministry of Health and Welfare adopted new reimbursement pricing for central venous catheters effective as of April 1, 2002. The impact of this reduced pricing on the Company's earnings for fiscal 2002 was not material and the Company does not anticipate that it will have a material impact on its future earnings.

In addition, effective as of March 1, 2002, the Company entered into an agreement with a group purchasing organization resulting in reduced pricing to the hospitals participating in this organization. The impact of the reduced pricing under this arrangement on the Company's earnings in fiscal 2002 was not material. The Company presently anticipates that the effect of these pricing concessions on its future earnings will be more than offset by increased sales volumes under this arrangement.

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

Research, development and engineering expenses in fiscal 2002 increased by 4.0% to $26.2 million from $25.2 million in fiscal 2001. As a percentage of net sales, these expenses increased to 7.7% in fiscal 2002, compared to 7.5% in fiscal 2001. This increase was primarily a result of increased research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System, and CorAide(TM), the Company's joint research and development program with The Cleveland Clinic Foundation ("CCF"), which was offset in part by less research and development spending on the Company's implantable drug infusion pump business due to its divestiture of this business on April 1, 2002 (see Item 8. Notes to Consolidated Financial Statements - Note 19). For further


                                      (17)
information regarding the Company's research and product development projects, see Item 1. Business - Research and Product Development.

Selling, general and administrative expenses were $78.4 million during fiscal 2002 compared to $78.5 million in the previous year, and were 23.0% of net sales in fiscal 2002 compared to 23.5% in fiscal 2001. This decrease was due primarily to several offsetting factors, including: decreased legal expenses relating to patent litigation matters, although the Company continued to incur legal costs in connection with a patent dispute relating to certain of its hemodialysis catheter products (see Item 1. Business - Patents, Trademarks, Proprietary Rights and Licenses); reduced goodwill amortization expense of $3.0 million related to the Company's adoption in the first quarter of fiscal 2002 of SFAS 142 (see Item 8. Notes to Consolidated Financial Statements - Note 16); less selling, general and administrative expenses related to the Company's implantable drug infusion pump business, which was sold in April 2002 (see Item
8. Notes to Consoldated Financial Statements - Note 19); and increased expenses related to the Company's defined benefit pension plans (see Item 8. Notes to Consolidated Financial Statements - Note 12). In addition, during fiscal 2002, the Company recorded a $2.1 million charge for additional product liability insurance to maintain deductibles at existing levels for five years for claims incurred but not reported occurring prior to September 1, 2002 and for additional reserves for product liability claims and workers' compensation exposures.

Net periodic pension cost is recorded in operating expenses in amounts determined by the Company's actuaries and is based on management's estimates of expected interest rates, expected rates of return on plan assets and expected compensation increases. These estimates reflect management's best judgements in the current circumstances. Actual results may differ from the estimates. Interest rates assumptions are based on market rates at the beginning of the Company's fiscal year. Expected rates of return on plan assets are based in part on the Company's historical asset portfolio performance over the prior ten year period and also the estimated rate of return on plan assets in the future. The Company's rate of compensation increase assumption is based on its historical compensation percentage increases as well as its expected rate increases in future periods.

As discussed in Note 19 of Notes to Consolidated Financial Statements in Item 8 of this report, during fiscal 2002, the Company recorded an estimated loss of $1.2 million ($0.8 million after tax, or $0.04 per basic and diluted common share) on the sale of its implantable drug infusion pump business. As discussed in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this report, the Company also recorded a gain of $1.7 million on the sale of securities available for sale. The net impact of these transactions was not material to the Company's results of operations for fiscal 2002.

The Company recorded special charges in the fourth quarter of fiscal 2002 amounting to a total of $8.0 million ($5.4 million after tax, or $0.25 and $0.24 per basic and diluted common share, respectively) relating to the matters described below. Intangible assets in the aggregate amount of $4.7 million ($3.2 million after tax, or $0.15 and $0.14 per basic and diluted common share, respectively) were written off relating to purchased technologies the Company has decided not to support for (1) Pullback Atherectomy Catheterization (PAC) ($2.6 million, $1.8 million after tax, or $0.08 per basic and diluted common share), (2) IAB pumping software ($1.5 million, $1.0 million after tax, or $0.05 and $0.04 per basic and diluted common share, respectively), and (3) microwave ablation technology ($0.6 million, $0.4 million after tax, or $0.02 per basic and diluted common share). As discussed above in Item 1. Business - Research and Product Development, the Company's special charge relating to the PAC resulted from its discontinuation of support for this development project due to changes in the market outlook for this device. The special charge relating to the IAB pumping software resulted from the Company's decision to evaluate a new pump which will not utilize this software. As discussed above in Item 1. Business - Research and Product Development, the special charge relating to microwave ablation resulted from the Company's decision to discontinue its efforts to further develop this technology for treating liver ablation. Also included in the special charge is the write-off of an investment of $2.0 million ($1.3 million after tax, or $0.06 per basic and diluted common share) in a developer and manufacturer of systems to measure certain cardiac functions due to the developer's uncertain access to future financing and unfavorable financial condition. Finally, as discussed above in Item 1. Business - Research and Product Development, due to delay in CE mark approval for the Arrow LionHeart(TM), the Company's fully implantable LVAS in Europe, the Company incurred $1.3 million ($0.9 million after tax, or $0.04 per basic and diluted common share) of manufacturing variances related to systems being produced for market introduction.

                                      (18)

Principally due to the above factors, operating income decreased 18.4% to $58.6 million in fiscal 2002 from $71.8 million in fiscal 2001.

Other expenses (income), net, decreased to $0.8 million of expense in fiscal 2002 from $2.3 million in fiscal 2001, principally due to lower interest expense on the Company's revolving credit facility. Other expenses (income) net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. Aggregate foreign exchange losses were $0.2 million and $0.4 million in fiscal 2002 and 2001, respectively. Gains relating to foreign currency contracts were $0.1 million in fiscal 2002 and $0.4 million in fiscal 2001.

As a result of the factors discussed above, income before income taxes decreased in fiscal 2002 by 16.8% to $57.8 million from $69.5 million in fiscal 2001. The Company's effective income tax rate decreased to 32.5% from 33.0% in fiscal 2001, principally as a result of the Company's adoption of SFAS 142 and the elimination of nondeductible goodwill (see Item 8. Notes to Consolidated Financial Statements - Note 16) in the first quarter of fiscal 2002 and anticipated research and development tax credits currently under audit.

Net income in fiscal 2002 decreased 16.1% to $39.0 million from $46.5 million in fiscal 2001. As a percentage of net sales, net income represented 11.4% in fiscal 2002 compared to 13.9% in fiscal 2001. As a result of the Company's adoption of SFAS 142 and the discontinuation of amortization of goodwill, net income in fiscal 2002 increased by $2.1 million after tax from fiscal 2001 ($0.10 and $0.09 per basic and diluted common share, respectively).

Basic earnings per common share were $1.78 in fiscal 2002, down 16.0%, or $0.34 per share, from $2.12 in fiscal 2001. Diluted earnings per common share were $1.76 in fiscal 2002, down 16.2%, or $0.34 per share, from $2.10 in fiscal 2001. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,912,928 in fiscal 2002 from 21,995,394 in fiscal 2001. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 22,105,541 in fiscal 2002 from 22,120,367 in fiscal 2001. These decreases were primarily a result of the Company's share repurchase program, which, as discussed below, remains in effect, partially offset by the Company's issuance during fiscal 2002 of 10,000 shares from treasury to CCF as an additional royalty for CCF's completion of certain research and development milestones under the Company's license agreement with CCF (see Item 1. Business - Research and Development).


FISCAL 2001 COMPARED TO FISCAL 2000


Net sales increased by $8.3 million, or 2.6%, to $334.0 million in fiscal 2001 from $325.7 million in fiscal 2000. Sales of critical care products increased 2.8% to $276.1 million from $268.7 million in fiscal 2000, due primarily to increased shipments of central venous and special catheters. Sales of cardiac care products increased 1.6% to $57.9 million from $57.0 million in fiscal 2000, due primarily to increased shipments of IAB pump products. International sales decreased by $3.0 million, and represented 34.1% of net sales in fiscal 2001, compared to 35.9% in the prior year, principally as a result of the increased strength of the U.S. dollar, which reduced sales by $7.3 million for fiscal 2001 when compared to the prior fiscal year.

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


                                      (19)

Research, development and engineering expenses in fiscal 2001 increased by 27.5% to $25.2 million from $19.8 million in fiscal 2000. As a percentage of net sales, these expenses increased to 7.5% in fiscal 2001, compared to 6.1% in fiscal 2000, due primarily to $5.6 million of incremental research and development spending on the Arrow LionHeart(TM) LVAS and CorAide(TM), the Company's joint research and development program with CCF. See Item 1. Business
- Research and Product Development.

Selling, general and administrative expenses increased by 4.8% to $78.5 million during fiscal 2001 from $74.9 million in the previous year, and were 23.5% of net sales in fiscal 2001 compared to 23.0% in fiscal 2000. The increase was due primarily to increased legal expenses relating to patent litigation matters.

In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3.3 million ($2.2 million after-tax or $.10 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. (see Notes 2 and 3 of Notes to Consolidated Financial Statements in Item 8 of this report). The technology acquired is a compact monitoring device that measures and monitors the descending aortic blood flow during anesthesia and intensive care. The device provides real-time aortic blood flow (a measurement of cardiac output) by using both pulsed Doppler for measuring blood velocity and M-mode ultrasound to accurately measure the aortic diameter. The monitoring system consists of four main components: the main console (monitor), a transesophageal probe, a disposable jacket and an articulated probe holder. The monitor provides the physician with a continuous display of a patient's hemodynamic profile, including aortic blood flow, heart rate, stroke volume, peak velocity, acceleration, left ventricular ejection time and systemic vascular resistance. To facilitate use of this device, a disposable jacket, containing an acoustic gel, is placed over the probe utilizing a special vacuum mounting tool supplied with the jacket. The Company believes that the speed and ease of use of this new noninvasive measurement technique has the potential of establishing cardiac output as a frequently used physician tool with value similar to blood pressure, EKG and pulse oximetry measurements. In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of SFAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs related to the special charge were charged to expense at the date of consummation of the acquisition. The value assigned to purchase Sometec in-process technology was based on a valuation prepared by an independent third-party appraisal company. Each of the technologies under development at the date of acquisition was reviewed for technological feasibility, stage of completeness at the acquisition date, and scheduled release dates of products employing the technology to determine whether the technology was complete or under development. At the acquisition date, the research and development project was estimated to be 75% complete. Incomplete development efforts at the time of acquisition included improved portability, software development and development of the disposable sheath. The valuation was based on the estimated cash flows resulting from commercially viable products discounted to present value using a risk-adjusted after-tax discount rate of 22%. The research and development costs from these projects have commenced. Some cash inflows from these projects have commenced. However, while the Company believes these projects will be completed as planned, the Company cannot assure that they will be completed on schedule or, once completed, that the new products resulting from these projects will be successfully introduced into the marketplace. The Company does not anticipate material adverse changes from historical pricing, margins and expense levels as a result of the introduction of the new technologies related to the projects.

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

Basic earnings per common share were $2.12 and diluted earnings per common share were $2.10 in fiscal 2001. Basic earnings per common share increased 2.9% in fiscal 2001, or $.06 per share, from $2.06 per common share in fiscal 2000. Diluted earnings per common share increased 2.4% in fiscal 2001, or $.05 per share, from $2.05 per share in the prior year primarily as a result of the above factors. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,995,394 in fiscal 2001 from 22,450,581 in the prior year. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 22,120,367 in fiscal 2001 from 22,518,928 in the prior year. These decreases are a result of the Company's share repurchase program, which remains in effect, partially offset by the Company's issuance during fiscal 2001 of 25,000 shares from treasury to CCF for the rights granted to the Company by CCF under the Company's license agreement with CCF (see Item 1. Business - Research and Product Development).

LIQUIDITY AND CAPITAL RESOURCES

Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows included in Item 8 of this report. For fiscal 2002, net cash provided by operations was $77.8 million, an increase of $36.0 million, or 86.1% from the prior year, due primarily to increased collections of accounts receivable, decreased inventory levels and less cash used for prepaid expenses. Accounts receivable, measured in days sales outstanding during the period, decreased to 80 days at August 31, 2002 from 86 days at August 31, 2001, due to improved collection efforts of the Company.

The parent company of one of the Company's major U.S. distributors had been experiencing declining net sales and significant net losses. This parent company recently completed a major recapitalization and, in May 2002, it reported first quarter earnings and a substantial reduction in debt related to its recapitalization. The Company had accounts receivable due from this distributor in the amount of $5.5 million as of August 31, 2002. As discussed above in Item
1. Business - Sales and Marketing, on September 3, 2002, the Company purchased the net assets of this distributor in consideration for $12.7 million in cash and forgiveness of the entire accounts receivable balance due from this distributor, subject to post-closing adjustments (see also Item 8. Notes to Consolidated Financial Statements - Note 22).

Inventories decreased $8.5 million in fiscal 2002 compared to an $11.6 million increase in fiscal 2001 due to an inventory reduction program adopted by the Company in fiscal 2002 as well as to the sale of inventory of $5.7 million included as part of the Company's sale of substantially all of the assets of its implantable drug infusion pump business on April 1, 2002 (see Item 8. Notes to Consolidated Financial Statements - Note 19). Prepaid expenses increased $0.6 million in fiscal 2002 due primarily to an increase in prepaid pension costs offset by a decrease in prepaid taxes.

Net cash used in the Company's investing activities decreased to $5.5 million in fiscal 2002 from $27.4 million in fiscal 2001, due primarily to the Company's receipt of proceeds from its sale of securities available for sale and from its sale of its implantable drug infusion pump business in fiscal 2002 (see Item 8. Notes to Consolidated Financial Statements - Notes 18 and 19).

In fiscal 2001, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including related equipment, at its existing manufacturing and research facility in the Czech Republic. Construction of the additional space at this facility was completed in December 2001. As of August 31, 2002, the Company had spent $8.8 million on this construction, including $5.3 million in fiscal 2002, and anticipates spending up to the authorized amount to bring such additional manufacturing capacity on-line, which entails the purchase of related equipment.


                                      (21)

Financing activities used $42.6 million of net cash in fiscal 2002, compared to $15.3 million in fiscal 2001, primarily as a result of an increase in fiscal 2002 in the Company's repayment of borrowings under its U.S. revolving credit facility and an increase in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program, partially offset by a decrease in the repayment of the Company's current portion of its long-term debt. The Company's Board of Directors has authorized the repurchase of up to a maximum of 2,000,000 shares under the share repurchase program. During fiscal 2002, the Company purchased 158,500 shares of its common stock under this program for $5.8 million. As of August 31, 2002, the Company had repurchased a total of 1,418,800 shares under this program for approximately $43.7 million since the program's inception in March 1999.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. The Company has a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $6.2 and $40.6 million were outstanding at August 31, 2002 and 2001, respectively. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of
1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50.0 million. At August 31, 2002 and 2001, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. In addition, certain subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $20.7 and $20.3 million, of which $9.9 and $9.8 million were outstanding as of August 31, 2002 and 2001, respectively. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2002, the weighted average interest rate on short-term borrowings was 2.2% per annum. Combined borrowings under these facilities decreased $34.3 million during fiscal year 2002.

A summary of all of the Company's contractual obligations and commercial commitments as of August 31, 2002 were as follows:


                                                                         PAYMENTS DUE
                                                                              OR
                                                                    COMMITMENT EXPIRATION
                                                                          BY PERIOD
                                                 -------------------------------------------------------------

                                                               LESS
       CONTRACTUAL OBLIGATIONS AND                             THAN         1 - 3        4 - 5       AFTER 5
          COMMERCIAL COMMITMENTS                   TOTAL      1 YEAR        YEARS        YEARS        YEARS
-------------------------------------------      --------    ---------    ---------    ---------    ----------
             ($ IN MILLIONS)

Long-term debt                                     $ 0.6        $0.3         $0.3        $   -        $   -
Operating leases                                    10.1         3.9          4.1          1.1          1.0
Other long-term obligations                          0.9         0.5          0.1          0.1          0.2
Lines of credit*                                    16.1        16.1            -            -            -
Standby letters of credit                            2.1         2.1            -            -            -
                                                 --------    ---------    ---------    ---------    ----------

Total cash contractual obligations and
commercial commitments                             $29.8       $22.9         $4.5         $1.2         $1.2
                                                 ========    =========    =========    =========    ==========

*Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 7.


                                      (22)

During fiscal 2002, 2001 and 2000, the percentage of the Company's sales invoiced in currencies other than the U.S. dollar was 21.6%, 21.9% and 23.9%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency exchange and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million per the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 1, 2002, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $10.5 million mature at various dates through November 2002 and foreign currency option contracts with a fair market value of less than $0.1 million mature at various dates through February 2003. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes that its risk associated with this concentration is limited due to the Company's on-going credit review procedures.

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000 and $3.5 million in fiscal 2001 for achievement of milestones during those periods. During fiscal 2002, the Company paid $1.0 million to Belmont for achievement of additional milestones. Included in the fiscal 2002 payments were the third, fourth, fifth and sixth of eight quarterly installments of $250,000 payable by the Company (which payments commenced in April 2001), leaving $0.5 million remaining to be paid as of August 31, 2002. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $7.1 million. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

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


                                      (23)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has disclosed in Note 1 to its consolidated financial statements included in Item 8 of this report those accounting policies that it considers to be significant in determining its results of operations and financial position. In all material respects, the accounting principles utilized by the Company in preparing its consolidated financial statements are in conformity with generally accepted accounting principles in the United States of America.

The preparation of these consolidated financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company's management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

The Company's management believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of the Company's consolidated financial statements.

Revenue Recognition:

Revenue is recognized by the Company at the time its products are shipped and title has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis, at the point in which these costs are incurred. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. To date, product returns have not been material. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent these estimates prove inaccurate, the Company will adjust the reserves, which will impact the amount of net product sales revenue recognized by the Company in the period of the adjustments.

Inventory:

The Company values its inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventory reserves are recorded to writedown the value of inventory to its fair market value. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. A reserve is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2002, the Company had recorded $7.3 million of inventory related to its HemoSonic(TM) 100 hemodynamic monitoring device, which is significantly greater than the net sales of this product in fiscal 2002. The Company is currently developing changes to this product which it believes will enhance the demand for the product in the marketplace. Accordingly, the Company has not recorded additional reserves related to this product. The Company's inventory reserves are evaluated on an ongoing basis and are adjusted as necessary to accurately reflect current conditions.


                                      (24)

Impairment of Goodwill:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 (SFAS 142), which the Company adopted effective as of September 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

Research and Development:

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. The costs of materials (whether from the Company's normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs. As of August 31, 2002, the Company had $8.5 million of capitalized costs related to the Arrow Lionheart(TM), the Company's LVAS.

Product Liability:

Costs for attorney's fees and indemnification associated with injuries resulting from the use of the Company's products are provided for in setting reserves. The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim giving consideration to the perspective of outside counsel and other relevant factors. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis with deductibles of $0.3 million and $0.1 million for domestic and foreign product liability claims, respectively. The policy year runs from September 1 to August 31 and has a $10.0 million aggregate limit. The Company also has additional layers of coverage insuring up to $35.0 million in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Because deductibles were due to increase when the Company renewed its product liability insurance policy in September 2002, the Company elected to exercise a provision in its current policy that maintains deductibles and limits for unreported claims occurring prior to September 1, 2002 at existing levels for five years.


                                      (25)

Employee Benefit Plans:

The Company sponsors pension, post-retirement, medical and life insurance plans covering substantially all of its employees who meet the applicable eligibility requirements. The Company uses several actuarial and other statistical factors which attempt to anticipate future events in calculating its expense and liability related to these plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases, as determined by the Company within specified guidelines. In addition, the Company's actuarial consultants also utilize subjective assumptions, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense recorded by the Company in any particular period.

Income Taxes:

The Company's effective tax rate differs from the statutory rate primarily as a result of research and development tax credits, the foreign sales corporation deduction and the extraterritorial income tax regime. Because the Company operates in a number of domestic and foreign tax jurisdictions, the statutory rates within these various jurisdictions are considered in determining the Company's overall effective tax rate. Management judgment is required to determine the Company's consolidated provision for income tax expense, deferred income tax balances and any valuation allowances associated with deferred tax assets. The Company's management also considers open statutory periods, current and anticipated audits, and the impact that any adverse adjustments would have on the Company's current and prospective overall effective tax rate.

Deferred tax assets and liabilities are recorded when material differences exist between the financial statement carrying amounts and the tax bases of assets or liabilities. The Company regularly reviews its deferred tax assets for recoverability and to date has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities. Undistributed earnings of the Company's foreign subsidiaries amounted to $20.2 million and $17.2 million at August 31, 2002 and 2001, respectively.

NEW ACCOUNTING STANDARDS

Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of this statement as of September 1, 2002.

Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. The Company is studying the provisions of this statement and has not determined the impact, if any, that this statement may have on its financial statements.

Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is studying the provisions of this statement and has not determined the impact, if any, that this statement may have on its financial statements.


                                      (26)

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

     The Company's objective in managing its exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments, and anticipated foreign currency revenues to meet these objectives. The contracts involve Japanese yen and other foreign currencies. The gains and losses on these contracts are offset by changes in the value of the related exposures in the Company's income statement. It is the Company's policy to enter into foreign currency transactions only to the extent exposures exist. The Company does not enter into foreign currency transactions for speculative purposes.

     The fair value of all the Company's foreign currency forward exchange contracts outstanding at August 31, 2002 was less than $0.1 million. The following analysis estimates the sensitivity of the fair value of all foreign currency forward exchange contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2002 and 2001:


                                         Fair Value of Foreign Currency
                                           Forward Exchange Contracts
                                           --------------------------
                                                  (in millions)
                                  August 31, 2002                August 31, 2001
                                  ---------------                ---------------
10% adverse rate movement             $ (0.2)                        $ (0.9)
At August 31st rates                       -                              -
10% favorable rate movement              0.3                            0.6

     In addition, the fair value of all the Company's foreign currency option contracts outstanding at August 31, 2002 was less than $0.1 million. The following analysis estimates the sensitivity of the fair value of all foreign currency option contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2002 and 2001:

                                         Fair Value of Foreign Currency
                                                Option Contracts
                                                ----------------
                                                  (in millions)
                                  August 31, 2002                August 31, 2001
                                  ---------------                ---------------
10% adverse rate movement             $    -                         $    -
At August 31st rates                       -                              -
10% favorable rate movement              0.1                            0.5

     Any gains and losses on the fair value of forward and option contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above analysis.

     Additional Quantitative and Qualitative disclosures about market risk (e.g., interest rate and foreign currency exchange risk) are set forth in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this report.


                                      (27)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page
                                                                     ----

       Report of Independent Accountants                              29

       Consolidated Balance Sheets at
       August 31, 2002 and 2001                                     30, 31

       Consolidated Statements of Income
       for the years ended August 31, 2002,
       2001 and 2000                                                  32

       Consolidated Statements of Comprehensive
       Income for the years ended August 31, 2002,
       2001 and 2000                                                  33

       Consolidated Statements of Cash Flows
       for the years ended August 31, 2002,
       2001 and 2000                                                34, 35

       Consolidated Statements of Changes in
       Shareholders' Equity for the years ended
       August 31, 2002, 2001, and 2000                              36 - 38

       Notes to Consolidated Financial Statements                   39 - 66

       Schedule II - Valuation and Qualifying Accounts                67


                                      (28)

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Arrow International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 28 present fairly, in all material respects, the financial position of Arrow International, Inc. and its subsidiaries (the "Company") at August 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 on page 28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
October 2, 2002


                                      (29)

                                                    ARROW INTERNATIONAL, INC.

                                                   CONSOLIDATED BALANCE SHEETS

                                              (In thousands, except share amounts)



                                                                                                August 31,
                                                                                   --------------------------------------
                                                                                       2002                     2001
                                                                                   -------------            -------------
 ASSETS

 Current assets:
      Cash and cash equivalents                                                     $    33,103             $      2,968
      Accounts receivable, less allowance for doubtful accounts
          of $956 and $965 in 2002 and 2001, respectively                                74,983                   79,151
      Inventories, net                                                                   85,946                   94,420
      Prepaid expenses and other                                                         25,464                   24,857
      Deferred income taxes                                                               5,377                    2,850
                                                                                   -------------            -------------
      Total current assets                                                              224,873                  204,246
                                                                                   -------------            -------------

 Property, plant and equipment:
      Land and improvements                                                               5,658                    5,601
      Buildings and improvements                                                         86,094                   78,159
      Machinery and equipment                                                           154,727                  141,294
      Construction-in-progress                                                           15,001                   16,437
                                                                                   -------------            -------------
                                                                                        261,480                  241,491
 Less accumulated depreciation                                                         (131,157)                (115,231)
                                                                                   -------------            -------------
                                                                                        130,323                  126,260

 Goodwill                                                                                38,591                   43,268

 Intangible and other assets, net of accumulated amortization of
     $15,064 and $15,632 in 2002 and 2001, respectively                                  27,738                   41,269
 Deferred income taxes                                                                    4,155                    2,928
                                                                                   -------------            -------------

      Total assets                                                                  $   425,680              $   417,971
                                                                                   =============            =============


                                         See notes to consolidated financial statements


                                                              (30)

                                                    ARROW INTERNATIONAL, INC.

                                             CONSOLIDATED BALANCE SHEETS, continued

                                              (In thousands, except share amounts)


                                                                                           August 31,
                                                                             ----------------------------------------
                                                                                   2002                    2001
                                                                             ----------------         ---------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                                    $          300           $         300
      Notes payable                                                                   16,132                  50,422
      Accounts payable                                                                 9,736                   8,164
      Cash overdrafts                                                                  2,697                   1,964
      Accrued liabilities                                                             12,273                   8,890
      Accrued compensation                                                             6,500                   6,557
      Accrued income taxes                                                             2,787                   2,393
                                                                             ----------------         ---------------
      Total current liabilities                                                       50,425                  78,690

Long-term debt                                                                           300                     600
Accrued postretirement and pension benefit obligations                                14,599                  12,592

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                                            -                       -
Common stock, no par value;
    50,000,000 shares authorized;
    issued 26,478,813 shares in 2002 and 2001                                         45,661                  45,661
Additional paid-in capital                                                             4,054                     930
Retained earnings                                                                    365,778                 332,806
    Less treasury stock at cost:
       4,507,994 and 4,477,413 shares
       in 2002 and 2001, respectively                                                (50,328)                (45,995)
Accumulated other comprehensive (expense)                                             (4,809)                 (7,313)
                                                                             ----------------         ---------------

          Total shareholders' equity                                                 360,356                 326,089
                                                                             ----------------         ---------------


          Total liabilities and shareholders' equity                          $      425,680           $     417,971
                                                                             ================         ===============


                                         See notes to consolidated financial statements


                                                              (31)


                                                    ARROW INTERNATIONAL, INC.

                                                CONSOLIDATED STATEMENTS OF INCOME

                                       (In thousands, except share and per share amounts)


                                                                                  for the years ended August 31,
                                                               ---------------------------------------------------------------------
                                                                      2002                     2001                    2000
                                                               --------------------    ---------------------   ---------------------
Net sales                                                       $          340,759      $           334,042     $           325,714
Cost of goods sold                                                         169,625                  158,573                 156,107
                                                               --------------------    ---------------------   ---------------------
       Gross profit                                                        171,134                  175,469                 169,607
                                                               --------------------    ---------------------   ---------------------

Operating expenses:
       Research, development and engineering                                26,165                   25,209                  19,771
       Selling, general and administrative                                  78,406                   78,499                  74,921
       Special charges                                                       8,005                     -                      3,320
                                                               --------------------    ---------------------   ---------------------
                                                                           112,576                  103,708                  98,012
                                                               --------------------    ---------------------   ---------------------

       Operating income                                                     58,558                   71,761                  71,595
                                                               --------------------    ---------------------   ---------------------

Other expenses (income):

       Interest expense, net of amount capitalized                             627                    2,084                   2,059
       Interest income                                                        (235)                    (187)                   (114)
       Other, net                                                              389                      394                     200
                                                               --------------------    ---------------------   ---------------------
                                                                               781                    2,291                   2,145
                                                               --------------------    ---------------------   ---------------------
Income before income taxes                                                  57,777                   69,470                  69,450

Provision for income taxes                                                  18,777                   22,925                  23,266
                                                               --------------------    ---------------------   ---------------------


          Net income                                            $           39,000      $            46,545     $            46,184
                                                               ====================    =====================   =====================


Basic earnings per common share                                 $             1.78      $              2.12     $              2.06
                                                               ====================    =====================   =====================
Diluted earnings per common share                               $             1.76      $              2.10     $              2.05
                                                               ====================    =====================   =====================
Cash dividends per common share                                 $            0.275      $              0.255    $             0.235
                                                               ====================    =====================   =====================

        Weighted average shares used in computing
                basic earnings per common share                         21,912,928               21,995,394              22,450,581
                                                               ====================    =====================   =====================

        Weighted average shares used in computing
               diluted earnings per common share                        22,105,541               22,120,367              22,518,928
                                                               ====================    =====================   =====================

                                         See notes to consolidated financial statements


                                                              (32)

                                                    ARROW INTERNATIONAL, INC.

                                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                         (In thousands)


                                                                                    for the years ended August 31,
                                                                       ----------------------------------------------------------
                                                                             2002                 2001                 2000
                                                                       ----------------    -----------------    -----------------
Net income                                                              $       39,000      $        46,545      $        46,184

Other comprehensive income (expense):
        Foreign currency translation adjustments                                 5,470                 (182)              (2,643)
        Unrealized holding (loss) gain on foreign currency
             option contracts                                                     (400)                 114                    -
        Unrealized holding (loss) gain on securities, net of tax
             ($399, $(108),and  $(713), respectively)                             (642)                 173                1,177
        Reclassification adjustment for (gains) on securities
             included in net income, net of tax ($653, $76,
             and $0, respectively)                                              (1,050)                (123)                   -
        Minimum pension liability adjustment, net of tax ($557,
        $0, and $0, respectively)                                                 (874)                 (22)                   -
                                                                       ----------------    -----------------    -----------------

                  Other comprehensive income (expense)                           2,504                  (40)              (1,466)
                                                                       ----------------    -----------------    -----------------


                  Total comprehensive income                            $       41,504      $        46,505      $        44,718
                                                                       ================    =================    =================


                                         See notes to consolidated financial statements


                                                              (33)

                                                    ARROW INTERNATIONAL, INC.

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (In thousands)

                                                                                       for the years ended August 31,
                                                                         -----------------------------------------------------------
                                                                                2002                  2001                 2000
                                                                         -------------------    -----------------    ---------------
Cash flows from operating activities:
      Net income                                                         $           39,000     $         46,545      $      46,184
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation                                                                   18,581               16,576             14,994
      Special charges                                                                 8,005                    -              3,320
      Amortization                                                                    3,112                6,120              5,937
      401(K) plan stock contribution                                                    739                  106                  -
      Gain on sale of securities                                                     (1,703)                (199)                 -
      Deferred income taxes                                                          (3,233)               1,892               (948)
      Holding (loss) gain on foreign currency options                                  (400)                 114                  -
      Holding gain (loss) on securities                                               1,052                  (31)              (713)
      Loss on sale of implantable drug infusion pump business                         1,226                    -                  -
      Provision for postretirement benefit obligation                                  (843)                (655)               622
      Other                                                                            (176)                (201)               (16)
Changes in operating assets and liabilities:
           Accounts receivable, net                                                   6,822               (6,532)            (4,206)
           Inventories                                                                4,174              (11,676)            (9,138)
           Prepaid expenses and other                                                  (473)              (8,285)            (1,353)
           Accounts payable and accrued liabilities                                   1,909                 (569)            (1,092)
           Accrued compensation                                                         (70)              (1,446)             1,891
           Accrued income taxes                                                         117                   89              1,319
                                                                         -------------------    -----------------    ---------------
              Total adjustments                                                      38,839               (4,697)            10,617
                                                                         -------------------    -----------------    ---------------
                 Net cash provided by operating activities                           77,839               41,848             56,801
                                                                         -------------------    -----------------    ---------------
Cash flows from investing activities:
      Capital expenditures                                                          (21,047)             (20,880)           (21,053)
      (Increase) in intangible and other assets                                          (6)              (3,549)            (3,680)
      Cash paid for businesses acquired, net                                              -               (3,601)           (13,274)
      Proceeds from sale of business                                                 13,000                    -                  -
      Proceeds from sale of securities                                                2,540                  639                  -
                                                                         -------------------    -----------------    ---------------
                 Net cash used in investing activities                               (5,513)             (27,391)           (38,007)
                                                                         -------------------    -----------------    ---------------
Cash flows from financing activities:
      (Decrease) increase in notes payable                                          (34,698)                (958)            19,456
      Principal payments of long-term debt, including current maturities               (300)              (8,631)              (859)
      Increase in book overdrafts                                                       733                  769                801
      Dividends paid                                                                 (5,920)              (5,499)            (5,195)
      Proceeds from stock options exercised                                           3,346                  298                 50
      Purchase of treasury stock                                                     (5,758)              (1,294)           (32,524)
                                                                         -------------------    -----------------    ---------------
                 Net cash used in financing activities                              (42,597)             (15,315)           (18,271)
                                                                         -------------------    -----------------    ---------------
Effects of exchange rate changes on cash and cash equivalents                           406                 (133)              (503)
Net change in cash and cash equivalents                                              30,135                 (991)                20
Cash and cash equivalents at beginning of year                                        2,968                3,959              3,939
                                                                         -------------------    -----------------    ---------------
Cash and cash equivalents at end of year                                  $          33,103      $         2,968      $       3,959
                                                                         ===================    ==================   ===============

                                         See notes to consolidated financial statements


                                                              (34)

                                                    ARROW INTERNATIONAL, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                         (In thousands)


                                                                                    for the years ended August 31,
                                                                          ----------------------------------------------------------
                                                                                2002                 2001                2000
                                                                          -----------------    -----------------    ----------------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                                      $            635     $          2,680     $         2,534
Income taxes                                                              $         19,969     $         24,070     $        22,409



Supplemental schedule of noncash investing and financing activities:

During 2001 and 2000, the Company assumed liabilities in conjunction with the purchase of certain intangible assets as follows:

Estimated fair value of assets acquired                                   $        -           $          4,952     $        15,583
Cash paid for assets, net of cash acquired,
   of $0,  $0, and $386, respectively                                              -                      3,601              13,274
                                                                          -----------------    -----------------    ----------------
Liabilities assumed                                                       $        -           $          1,351     $         2,309
                                                                          =================    =================    ================

Cash paid for businesses acquired:
      Working capital                                                     $        -           $        -           $          (876)
      Property, plant and equipment                                                -                        180                  54
      Goodwill, intangible assets and in-process
         research and development                                                  -                      3,421              14,482
                                                                          -----------------    -----------------    ----------------
                                                                          $        -           $          3,601     $        13,660
                                                                          =================    =================    ================

Treasury Stock issued for 401(k) Plan contribution                        $            739     $            106     $        -
                                                                          =================    =================    ================
Intangible assets acquired by issuing treasury stock                      $            464     $            878     $        -
                                                                          =================    =================    ================



                                         See notes to consolidated financial statements


                                                              (35)

                                                    ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       for the years ended August 31, 2002, 2001 and 2000

                                       (In thousands, except share and per share amounts)





                                                   Common Stock                                            Treasury Stock
                                         -------------------------------        Retained        --------------------------------
                                             Shares            Amount           Earnings           Shares             Amount
                                         --------------    -------------    ----------------    ------------     ---------------
Balance, August 31, 2001                    26,478,813      $    45,661      $      332,806       4,477,413       $     (45,995)

Cash dividends on common
   stock, $.275 per share                                                            (6,028)
Purchase of treasury stock                                                                          158,500              (5,758)
Exercise of stock options                                                                          (100,100)              1,116
Treasury stock issued to purchase
  intangible assets                                                                                 (10,000)                112
  Treasury stock issued as contribution
  to the Company's 401(k) Plan                                                                      (17,819)                197
Reclassification adjustment
  for gains included in net income,
  net of tax of $653
Unrealized gain on marketable
  securities, net of tax of $399
Unrealized holding gain on foreign
  currency option contracts
Foreign currency translation adjustments
Minimum pension liability adjustment
Net income                                                                           39,000
                                         --------------    -------------    ----------------    ------------     ---------------

   Balance, August 31, 2002                 26,478,813      $    45,661      $      365,778       4,507,994       $     (50,328)
                                         ==============    =============    ================    ============     ===============


                                                                   Accumulated Other
                                                                 Comprehensive Income
                                                                      (Expense)
                                                          ------------------------------------

                                           Additional                           Foreign
                                           Paid In                             Currency
                                           Capital             Other            Effects
                                         -------------    ------------     -----------------
Balance, August 31, 2001                  $       930      $    1,670       $        (8,983)

Cash dividends on common
   stock, $.275 per share
Purchase of treasury stock
Exercise of stock options                       2,230
Treasury stock issued to purchase
  intangible assets                               352
  Treasury stock issued as contribution
  to the Company's 401(k) Plan                    542
Reclassification adjustment
  for gains included in net income,
  net of tax of $653                                           (1,050)
Unrealized gain on marketable
  securities, net of tax of $399                                 (642)
Unrealized holding gain on foreign
  currency option contracts                                                            (400)
Foreign currency translation adjustments                                              5,470
Minimum pension liability adjustment                             (874)
Net income
                                         -------------    ------------     -----------------

   Balance, August 31, 2002               $     4,054      $     (896)      $        (3,913)
                                         =============    ============     =================


                                      See notes to consolidated financial statements


                                                           (36)

                                                    ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       for the years ended August 31, 2002, 2001 and 2000

                                       (In thousands, except share and per share amounts)





                                                   Common Stock                                            Treasury Stock
                                         -------------------------------        Retained        --------------------------------
                                             Shares            Amount           Earnings           Shares             Amount
                                         --------------    -------------    ----------------    ------------     ---------------
Balance, August 31, 2000                    26,478,813      $    45,661      $      291,870       4,477,910       $     (45,092)

Cash dividends on common
  stock, $.255 per share                                                             (5,609)
Purchase of treasury stock                                                                           36,900              (1,294)
Exercise of stock options                                                                            (9,570)                106
Treasury stock issued to purchase
  intangible assets                                                                                 (25,000)                256
  Treasury stock issued as contribution
  to the Company's 401(k) Plan                                                                       (2,827)                 29
Reclassification adjustment
  for gains included in net income,
  net of tax of $76
Unrealized gain on marketable
  securities, net of tax of ($108)
Unrealized holding gain on foreign
  currency option contracts
Foreign currency translation adjustments
Minimum pension liability adjustment
Net income                                                                           46,545
                                         --------------    -------------    ----------------    ------------     ---------------

Balance, August 31, 2001                    26,478,813      $    45,661      $      332,806       4,477,413       $     (45,995)
                                         ==============    =============    ================    ============     ===============


                                                                   Accumulated Other
                                                                 Comprehensive Income
                                                                      (Expense)
                                                          ----------------------------------

                                           Additional                           Foreign
                                           Paid In                              Currency
                                           Capital           Other              Effects
                                         -------------    ------------     -----------------

Balance, August 31, 2000                  $        38      $    1,642       $        (8,915)

Cash dividends on common
  stock, $.255 per share
Purchase of treasury stock
Exercise of stock options                         192
Treasury stock issued to purchase
  intangible assets                               622
  Treasury stock issued as contribution
  to the Company's 401(k) Plan                     78
Reclassification adjustment
  for gains included in net income,
  net of tax of $76                                              (123)
Unrealized gain on marketable
  securities, net of tax of ($108)                                173
Unrealized holding gain on foreign
  currency option contracts                                                             114
Foreign currency translation adjustments                                               (182)
Minimum pension liability adjustment                              (22)
Net income
                                         -------------    ------------     -----------------

Balance, August 31, 2001                  $       930      $    1,670       $        (8,983)
                                         =============    ============     =================


                                 See notes to consolidated financial statements


                                                      (37)

                                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                       for the years ended August 31, 2002, 2001 and 2000

                                       (In thousands, except share and per share amounts)





                                                   Common Stock                                            Treasury Stock
                                         -------------------------------        Retained        --------------------------------
                                             Shares            Amount           Earnings           Shares             Amount
                                         --------------    -------------    ----------------    ------------     ---------------
Balance, August 31, 1999                    26,478,813      $    45,661      $      250,931       3,420,970       $     (12,618)

Cash dividends on common
  stock, $.235 per share                                                             (5,245)
Purchase of treasury stock                                                                        1,058,500             (32,524)
Exercise of stock options                                                                            (1,560)                 50
Unrealized gain on marketable
  securities, net of tax of ($713)
Foreign currency translation adjustments
Net income                                                                           46,184
                                         --------------    -------------    ----------------    ------------     ---------------

Balance, August 31, 2000                    26,478,813      $    45,661       $     291,870       4,477,910       $     (45,092)
                                         ==============    =============    ================    ============     ===============


                                                                      Accumulated Other
                                                                    Comprehensive Income
                                                                         (Expense)
                                                             ----------------------------------

                                              Additional                           Foreign
                                              Paid In                              Currency
                                              Capital           Other              Effects
                                            -------------    ------------     -----------------
Balance, August 31, 1999                     $         -      $      465       $        (6,272)

Cash dividends on common
  stock, $.235 per share
Purchase of treasury stock
Exercise of stock options                             38
Unrealized gain on marketable
  securities, net of tax of ($713)                                 1,177
Foreign currency translation adjustments                                                (2,643)
Net income
                                            -------------    ------------     -----------------

Balance, August 31, 2000                     $        38      $    1,642       $        (8,915)
                                            =============    ============     =================


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

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the fiscal 2002 presentation.

Cash and Cash Equivalents:
The Company considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents. The Company's cash management program utilizes zero balance accounts. The carrying amount of cash and cash equivalents approximate fair value.

Use of Estimates:
The preparation of these consolidated financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company's management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Inventory:
The Company values its inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventory reserves are recorded to writedown the value of inventory to its fair market value. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. A reserve is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2002, the Company had recorded $7,335 of inventory related to its HemoSonic(TM) 100 hemodynamic monitoring device, which is significantly greater than the net sales of this product in fiscal 2002. The


                                    Continued


                                      (39)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


1. Summary of Significant Accounting Policies (Continued):

Inventory (continued):
Company is currently developing changes to this product which it believes will enhance the demand for the product in the marketplace. Accordingly, the Company has not recorded additional reserves related to this product. The Company's inventory reserves are evaluated on an ongoing basis and are adjusted as necessary to accurately reflect current conditions.

Goodwill, Intangible and Other Assets:
Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 (SFAS 142) which the Company adopted effective as of September 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

"Intangible and Other Assets", net include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, from 5-20 years. The Company's management reviews the carrying amount of intangible and other assets at each balance sheet date to assess the continued recoverability based on future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. In accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required and a market value is not determinable, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. Impairment will be recorded based on an estimate of future discounted cash flows.

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

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies (Continued):

Marketable Equity Securities:
Marketable equity securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as accumulated other comprehensive income (expense) within shareholders' equity. As stated in Note 17 below, during fiscal 2002, the Company sold its remaining marketable equities available for sale. The fair market value and the unrealized holding gain on securities held at August 31, 2001 was $3,581 and $1,692, respectively.

Financial Instruments:
The Company complies with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value, cash flows or foreign currency.

The Company enters into foreign currency exchange forward contracts, which are derivative financial instruments, with certain major financial institutions to reduce the effect of fluctuating exchange rates, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. The Company classifies a portion of certain intercompany receivables as long-term investments. The foreign exchange translation effect related to the investment is reported as accumulated other comprehensive income (expense) within shareholders' equity. Such transactions occur throughout the year and are probable, but not firmly committed.

Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other income / expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by gains and losses on the assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. From time to time, the Company also purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1,000 per the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales.


                                    Continued


                                      (41)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies (Continued):

Revenue Recognition:
Revenue is recognized by the Company at the time its products are shipped and title has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis, at the point in which these costs are incurred. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. To date, product returns have not been material. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. To the extent these estimates prove inaccurate, the Company will adjust the reserves, which will impact the amount of net product sales revenue recognized by the Company in the period of the adjustments.

For the fiscal year ended August 31, 2001, the Company adopted the provisions of Emerging Issues Task Force 00-10 which requires that freight expense be classified in the Company's income statement as a cost of sales. Previously, the Company had included freight charges as primarily a reduction of net sales and in some cases as marketing expense. The effect of the adoption on the full year financial results for 2001 and 2000 is to increase sales and cost of sales and to reduce selling, general and administrative expense (SG&A) as follows:

                                     FISCAL YEAR ENDED AUGUST, 31
                          ---------------------------------------------------
                                       2001                2000
                                 ---------------     -----------------
  Net Sales                           $6,333             $5,374
  Cost of Sales                       $6,700             $5,684
  SG&A                                $ (367)            $ (310)

Income Taxes:
The Company's effective tax rate differs from the statutory rate primarily as a result of research and development tax credits, the foreign sales corporation deduction and the extraterritorial income tax regime. Because the Company operates in a number of domestic and foreign tax jurisdictions, the statutory rates within these various jurisdictions are considered in determining the Company's overall effective tax rate. Management judgment is required to determine the Company's consolidated provision for income tax expense, deferred income tax balances and any valuation allowances associated with deferred tax assets. The Company's management also considers open statutory periods, current and anticipated audits, and the impact that any adverse adjustments would have on the Company's current and prospective overall effective tax rate.

Deferred tax assets and liabilities are recorded when material differences exist between the financial statement carrying amounts and the tax bases of assets or liabilities. The Company regularly reviews its deferred tax assets for recoverability and to date has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities. Undistributed earnings of the Company's foreign subsidiaries amounted to $20,239 and $17,200 at August 31, 2002 and 2001, respectively.


                                    Continued


                                      (42)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1. Summary of Significant Accounting Policies (Continued):

Foreign Currency Translation:
During fiscal 2002, 2001 and 2000, the Company's foreign subsidiaries used their local currency as the functional currency. All assets and liabilities are translated at year-end exchange rates and the adjustments are recorded within accumulated other comprehensive income (expense) within shareholders' equity. All income and expense accounts are translated at average rates and adjustments from the translation are recorded in accumulated other comprehensive income (expense) within shareholders' equity. Gains and losses resulting from transactions of the Company and its foreign subsidiaries are included in "other income/expense." Aggregate foreign exchange losses were $156 and $360 for the fiscal years ended August 31, 2002 and 2001, respectively, and aggregate foreign exchange gains were $126 for the fiscal year ended August 31, 2000.

Employee Benefit Plans:
The Company sponsors pension, post-retirement, medical and life insurance plans covering substantially all of its employees who meet the applicable eligibility requirements. The Company uses several actuarial and other statistical factors which attempt to anticipate future events in calculating its expense and liability related to these plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases, as determined by the Company within specified guidelines. In addition, the Company's actuarial consultants also utilize subjective assumptions, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense recorded by the Company in any particular period.

Earnings/(Loss) Per Share:
Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of shares that would have been outstanding if the potentially dilutive common shares had been issued. The diluted earnings/(loss) per share does not assume the exercise of options that would have an antidilutive effect on earnings/(loss) per share.

Cost of Start-up Activities:
The Company expenses the cost of start-up activities and organization costs as incurred.

Computer Software Costs:
The Company records the costs of computer software in accordance with "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). This statement requires that certain internal-use computer software costs to be capitalized and amortized over the useful life of the asset. Total cost capitalized under this policy were $3,398 and $3,383 for fiscal years ended August 31, 2002 and 2001, respectively.


                                    Continued


                                      (43)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


1. Summary of Significant Accounting Policies (Continued):

Research and Development:
Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. The costs of materials (whether from the Company's normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs. As of August 31, 2002, the Company had $8,519 of capitalized costs related to the Arrow Lionheart(TM), the Company's LVAS.

Product Liability:
Costs for attorney's fees and indemnification associated with injuries resulting from the use of the Company's products are provided for in setting reserves. The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim giving consideration to the perspective of outside counsel and other relevant factors. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis with deductibles of $250 and $50 for domestic and foreign product liability claims, respectively. The policy year runs from September 1 to August 31 and has a $10,000 aggregate limit. The Company also has additional layers of coverage insuring up to $35,000 in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Because deductibles were due to increase when the Company renewed its product liability insurance policy in September 2002, the Company elected to exercise a provision in its current policy that maintains deductibles and limits for unreported claims occurring prior to September 1, 2002 at existing levels for five years.

Risks and Uncertainties:
Future results of operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary materially from historical results include, but are not limited to:

     o    Risks Associated with International Operations
          Because the Company generates significant sales outside of the U.S. and many of its manufacturing facilities and suppliers are located outside of the U.S., it is subject to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles and problems in collecting accounts receivable; risks arising from a specific country's or region's political or economic conditions; fluctuations in currency exchange rates; foreign exchange controls which restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of the Company's international


                                    Continued


                                      (44)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


1. Summary of Significant Accounting Policies (Continued):

     o Risks Associated with International Operations (continued) operations. As the Company's revenues from international operations increase, an increasing portion of its revenues and expenses will be denominated in currencies other than U.S. dollars and, consequently, changes in exchange rates could have a greater effect on the Company's future operations. The Company cannot assure that such factors will not have a material adverse effect on its business, financial condition and results of operations. Laws or administrative practices relating to regulation of medical devices, labor, taxation, foreign exchange or other matters of countries within which the Company operates could change.

     o    Potential Product Liability
          The Company's business exposes it to potential product liability risks which are inherent in the design, manufacture and marketing of catheters and related medical devices. The Company's products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in an unsafe condition or injury to, or death of, the patient. The occurrence of such a problem could result in product liability claims and/or a recall of, or safety alert relating to, one or more of the Company's products. The Company cannot assure that the product liability insurance maintained by it will be available or sufficient to satisfy all claims made against it or that it will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, reputation, its ability to attract and retain customers for its products and its results of operations. In recent years, physicians, hospitals and other medical service providers who are users of the Company's products have become subject to an increasing number of lawsuits alleging medical malpractice. Medical malpractice suits often involve large claims and substantial defense costs.

     o    Stringent Government Regulation
          The Company's products are subject to extensive regulation by the FDA and, in some jurisdictions, by state, local and foreign governmental authorities. The Company is also required to adhere to applicable regulations setting forth current Good Manufacturing Practices, which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to manufacturing, testing and control activities. In addition, the Company is required to comply with FDA requirements for labeling and promotion of its products.

Negative developments in these and other areas could have a material adverse effect on the Company's business, financial condition and results of operations. For a discussion of other factors that could adversely affect the Company's future operating results and cause actual results to vary materially from historical results, see Exhibit 99.1 to this report.


                                    Continued


                                      (45)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

2. Special Charges:

The Company recorded special charges in the fourth quarter of fiscal 2002 amounting to a total of $8,005 ($5,403 after tax, or $0.25 and $0.24 per basic and diluted common share, respectively) relating to the matters described below. Intangible assets in the aggregate amount of $4,715 ($3,183 after tax, or $0.15 and $0.14 per basic and diluted common share, respectively) were written off relating to purchased technologies the Company has decided not to support for
(1) Pullback Atherectomy Catheterization (PAC) ($2,579, $1,741 after tax, or $0.08 per basic and diluted common share), (2) IAB pumping software ($1,532, $1,034 after tax, or $0.05 and $0.04 per basic and diluted common share, respectively), and (3) microwave ablation technology ($604, $408 after tax, or $0.02 per basic and diluted common share). The Company's special charge relating to the PAC resulted from its discontinuation of support for this development project due to changes in the market outlook for this device. The special charge related to the IAB pumping software resulted from the Company's decision to evaluate a new pump which will not utilize this software. The special charge relating to this microwave ablation resulted from the Company's decision to discontinue its efforts to further develop this technology for treating liver ablation. Also included in the special charge is the write-off of an investment of $2,000 ($1,349 after tax, or $0.06 per basic and diluted common share) in a developer and manufacturer of systems to measure certain cardiac functions due to the developer's uncertain access to future financing and unfavorable financial condition. Finally, due to delay in CE mark approval to sell the Arrow LionHeart(TM), the Company's fully implantable LVAS, in Europe, the Company incurred $1,290 ($871 after tax, or $0.04 per basic and diluted common share) of manufacturing variances related to systems being produced for market introduction.

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


3. Business Acquisitions:

On September 1, 1999, the Company completed the acquisition of Sometec, S.A., a French development company that has developed a non-invasive esophageal ultrasound probe that continuously measures descending aortic blood flow, for $11,024, net of cash acquired. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $4,791. Intangible assets acquired are being amortized over a period of 10 years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc. the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7,295 based on the achievement of certain milestones. The Company paid $2,250 in fiscal 2000 and $3,545 in fiscal 2001 for achievement of milestones during these periods. During fiscal 2002, the Company paid $1,000 to Belmont for achievement of additional milestones. Included in the fiscal 2002 payments were the third, fourth, fifth and sixth of eight quarterly installments of $250 payable by the Company (which payments commenced in April 2001), leaving $500 remaining to be paid as of August 31, 2002. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $7,146. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

Pro forma amounts are not presented as the acquisitions described above did not have any material effect on the Company's results of operations or financial condition for any of the years presented.

4. Stock Option Plans:

The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996 with amendments thereto approved by the shareholders on January 19, 2000, and the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the shareholders on June 19, 2000. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 150,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 5,000 shares of common stock upon each eligible director's initial election to the Board of Directors and the grant of an additional option to purchase 1,500 shares of common stock on the date each year when directors are elected to the Board of Directors. The Company follows the provision of Accounting Principles Board
(APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be


                                    Continued


                                      (47)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

4. Stock Option Plans (Continued):

recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 2002, 2001 and 2000 fiscal years.

In fiscal 2002 and 2001, options to purchase 554,415 and 20,000 shares, respectively, of the Company's common stock were granted to key employees of the Company pursuant to the 1999 Plan. The option price per share ranged from $36.73 to $42.94 in fiscal 2002 and was $37.50 in fiscal 2001. These amounts represent the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and become exercisable at any time once vested.

On January 16, 2002, January 17, 2001 and January 19, 2000, options to purchase 12,000, 13,500 and 13,500 shares, respectively, of the Company's common stock were granted to directors of the Company pursuant to the Directors Plan. The option price per share for the 2002, 2001 and 2000 awards was $41.24, $36.50 and $34.75, respectively, equal to the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and become exercisable at any time once vested.

Stock option activity for the years ended August 31, 2002, 2001 and 2000 is summarized below:

                                                 Weighted                       Weighted                        Weighted
                                                  Average                       Average                          Average
                                  Shares         Exercise         Shares        Exercise         Shares         Exercise
                                  FY 2002          Price         FY 2001         Price          FY 2000           Price
                                ------------    ------------    -----------   -------------    -----------    --------------
Outstanding at                      790,860       $30.66           802,710       $30.40           808,300        $30.38
   September 1
Granted                             566,415       $37.46            33,500       $37.10            13,500        $34.75
Exercised                          (100,100)      $33.58            (9,570)      $30.24            (1,560)       $31.88
Terminated                          (49,920)      $33.04           (35,780)      $30.06           (17,530)       $32.31
                                ------------                    -----------                    -----------

Outstanding at
   August 31                      1,207,255       $33.51           790,860       $30.66           802,710        $30.40

Exercisable at
   August 31                        465,180       $30.90           413,116       $31.89           276,578        $32.73


Stock options outstanding at August 31, 2002 are summarized below:


                                                       Weighted             Weighted                            Weighted
                                                        Average             Average                             Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices            Outstanding        Contractual Life          Price           Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $25.13 - $42.94              1,207,255               7.40                $33.51           465,180            $30.90


                                    Continued


                                      (48)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


4. Stock Option Plans (Continued):

The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995 had been applied.

The per share weighted average value of stock options granted in fiscal 2002, 2001 and 2000 was $9.08, $9.35 and $10.51, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:


                                              2002              2001             2000
                                          -------------    -------------    -------------
Risk-free interest rate                       2.98%             4.70%            6.45%
Dividend yield                                0.74%             0.71%            0.66%
Volatility factor                            22.07%            24.34%           27.48%
Expected lives                              4 years           4 years          4 years

Had compensation expense for stock options granted in fiscal 2002, 2001 and 2000 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of income tax effects, for the years ended August 31, 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below:


                                               2002             2001             2000
                                          -------------    -------------    -------------
Net income applicable to common shareholders
As reported                               $     39,000      $    46,545      $    46,184
Pro forma                                 $     37,447      $    45,213      $    44,848

Basic earnings per common share
As reported                               $       1.78      $      2.12      $      2.06
Pro forma                                 $       1.71      $      2.06      $      2.00

Diluted earnings per common share
As reported                               $       1.76      $      2.10      $      2.05
Pro forma                                 $       1.69      $      2.04      $      1.99


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


                                    Continued


                                      (49)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

5. Related Party Transactions:

During fiscal 2002 and 2001, the Company made purchases amounting to $89 and $124, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and as Secretary and a Director of the Company. Precision was related to the Company through common ownership until it was dissolved on May 1, 2002.

In September 2001, Stepic Medical, the Company's New York City distributor, hired as its president the Company's former Vice-President of Domestic Sales (who had resigned from the Company in February 1999) and who is also the spouse of the Company's current Vice-President of Domestic Critical Care Sales. At such time, the Company changed management responsibility for this distributor so that the Company's manager of its Critical Care Business directly oversees all transactions between the Company and this distributor. Transactions between the Company and this distributor were on terms and at prices that the Company believes were customary in the marketplace. During fiscal 2002, the Company recorded $10,372 of net sales to Stepic Medical, which included a $1,765 charge against net sales related to the increase in the dealer rebate reserve, as discussed in Item 7. On September 3, 2002, the Company purchased the net assets of this distributor, as discussed in Note 22 of these Notes to Consolidated Financial Statements. The President of Stepic Medical was not hired by the Company. The acquisition was consummated in terms customary in the market place and were at arms-length.

6. Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $4,467, $4,328 and $3,915 for fiscal years ended August 31, 2002, 2001, and 2000, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

                          Year Ending August 31,                   Total
                    -----------------------------------        ------------
                                   2003                           $ 3,912
                                   2004                             2,825
                                   2005                             1,319
                                   2006                               647
                                   2007                               422
                                Thereafter                            971
                                                               ------------
                                                                  $10,096
                                                               ============

7. Inventories:

Inventories are summarized as follows:
                                                        August 31
                                         ---------------------------------------
                                             2002                      2001
                                         --------------            -------------
Finished goods                            $     27,425              $    32,336
Semi-finished goods                             23,054                   21,863
Work-in-process                                  8,478                   12,890
Raw Materials                                   26,989                   27,331
                                         --------------            -------------
                                          $     85,946              $    94,420
                                         ==============            =============


                                    Continued


                                      (50)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


8. Credit Facilities:

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At both August 31, 2002 and 2001, the Company had a revolving credit facility providing a total of $65,000 in available revolving credit for general business purposes, of which $6,250 and $40,570 were outstanding at August 31, 2002 and 2001, respectively. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50,000. At August 31, 2002 and 2001, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. In addition, certain subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $20,694 and $20,288, of which $9,882 and $9,852 were outstanding as of August 31, 2002 and 2001, respectively. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2002 and 2001, the weighted average interest rates on short-term borrowings were 2.2% and 4.7% per annum, respectively. Combined borrowings under these facilities decreased $34,290 during fiscal year 2002.

9. Accrued Compensation:

The components of accrued compensation at August 31, 2002 and 2001 are as follows:

                                        2002                      2001
                                   --------------            -------------
Accrued vacation pay                $      3,431              $     3,062
Accrued payroll                            2,664                    2,783
Other                                        405                      712
                                   --------------            -------------
                                    $      6,500              $     6,557
                                   ==============            =============


                                    Continued


                                      (51)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)



10. Long-Term Debt:

Long-term debt consists of the following:                     August 31
                                                         2002          2001
                                                     -----------   -------------
Industrial Development Authority Bonds, $3,500
face amount, subject to mandatory annual sinking
fund payments of $200 from December 1989 through
December 1998; and $300 from December 1999 through
December 2003; plus interest at a variable rate
ranging from 1.50% to 2.95% in 2002 and from 2.35%
to 6.00% in 2001.                                     $     600     $       900
                                                     -----------   -------------
Total debt                                            $     600     $       900
Less current maturities                                     300             300
                                                     -----------   -------------
                                                      $     300     $       600

The Industrial Development Authority Bonds are collateralized by a $611 letter of credit and the Company's headquarters, research and development, and manufacturing facility in Reading, PA. The Company also has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $1,475 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were 0.70% per annum at August 31, 2002.

Following is a schedule by year showing the remaining maturities of long-term debt:

                  Year Ending August 31,                  Total
             ---------------------------------      ----------------
                           2003                           $300
                           2004                            300
                                                    ----------------
                          Total                           $600
                                                    ================

Total interest costs for fiscal 2002, 2001 and 2000 were $845, $2,995 and $3,269, respectively, of which $218, $911 and $1,210, respectively, were capitalized.

At August 31, 2002 and 2001, the carrying amount of long-term debt approximated fair value.

11. Income Taxes:

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.


                                    Continued


                                      (52)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

11. Income Taxes (Continued):


The provision (benefit) for income taxes consists of:

                                                                  2002
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               18,242     $               772     $               1,856     $                20,870
Deferred                           (1,940)                   (300)                      147                      (2,093)
                   -----------------------    --------------------    ----------------------    ------------------------
                   $               16,302     $               472     $               2,003     $                18,777
                   =======================    ====================    ======================    ========================

                                                                  2001
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               18,479     $             1,050     $               1,578     $                21,107
Deferred                            1,511                     234                        73                       1,818
                   -----------------------    --------------------    ----------------------    ------------------------
                   $               19,990     $             1,284     $               1,651     $                22,925
                   =======================    ====================    ======================    ========================

                                                                  2000
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               19,176     $             2,046     $               3,694     $                24,916
Deferred                             (848)                   (131)                     (671)                     (1,650)
                   -----------------------    --------------------    ----------------------    ------------------------
                   $               18,328     $             1,915     $               3,023     $                23,266
                   =======================    ====================    ======================    ========================

Research and development tax credits were $450, $443 and $0 in fiscal 2002, 2001 and 2000, respectively.

The following deferred taxes and balance sheet classifications are recorded as of August 31, 2002 and 2001:

Deferred tax assets (liabilities):                   2002               2001
                                                -------------      ------------

 Accounts receivable                            $         746      $        13
 Inventories                                            3,783            1,544
 Marketable securities                                      0           (1,104)
 Capital loss carryforward                              1,994            3,251
 Property, plant and equipment                         (6,588)          (6,974)
 Intangible assets                                      9,968            8,299
 Accrued liabilities                                   (4,804)          (4,217)
 Accrued compensation                                     924              853
 Postretirement benefits other than pensions            3,509            4,113
                                                -------------      ------------
                                                $       9,532      $     5,778
                                                ==============     ============

Balance Sheet classification:
 Current deferred tax assets                    $       5,377      $     2,850
 Non-current deferred tax assets                        4,155            2,928
                                                -------------      ------------
                                                $       9,532      $     5,778
                                                ==============     ============


                                    Continued


                                      (53)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


11. Income Taxes (Continued):

The Company has capital loss carryforwards related to marketable securities sales of $5,202 at August 31, 2002 that expire on August 31, 2006. Management considers projected future taxable income and tax planning strategies in assessing the need for valuation allowances that reduce deferred tax assets. Based upon historical taxable income and tax planning strategies that may be implemented in the future, management believes it is more likely than not that the Company will realize the benefits of these capital loss carryforwards as of August 31, 2002.

The Company recorded the impact of changes in deferred tax assets associated with the intercompany profits in the ending inventory of foreign subsidiaries as a component of cost of sales through May, 2002 in accordance with Accounting Research Bulletin No. 51 ("ARB 51"). In order to record all income tax expense or benefit in the income tax provision, beginning in June, 2002, the impact of these changes are classified as a component of deferred income tax expense.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:


                                                   2002             2001            2000
                                                ----------      -----------      ----------
Statutory federal income tax rate                    35.0  %          35.0  %         35.0  %
State income taxes, net of federal benefit            0.5              1.2             1.8
Foreign statutory tax rates differential              0.4              0.6             1.2
Foreign sales corporation - ETI                      (3.4)            (3.2)           (3.2)
Research and development tax credit                  (0.8)            (0.6)              -
Other                                                 0.8                -            (1.3)
                                                ----------      -----------      -----------
Effective tax rate                                   32.5  %          33.0  %         33.5  %
                                                ==========      ===========      ===========



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


                                    Continued


                                      (54)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

On September 1, 2000, the Company established a Defined Benefit Supplemental Executive Retirement Plan to provide pension benefits to selected executives and retired executives/directors of the Company. The plan is unfunded and the benefits provided under the plan are intended to be in addition to other employee retirement benefits offered by the Company, including but not limited to tax-qualified employee retirement plans. The accumulated benefit obligation for this pension plan, whose accumulated benefit obligations exceed plan assets, was $3,948 and $3,513 at August 31, 2002 and 2001, respectively.

Postretirement Benefits Other Than Pensions:

The Company provides limited amounts of postretirement health and life insurance benefit plan coverage for some of its employees. The determination of postretirement benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical, and dental benefit provisions ("Other Benefits"). The determination of postretirement benefit cost for postretirement life insurance benefits is based on stated policy amounts.

The following summarizes the Company's benefit obligations, changes in plan assets and funded status:

                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                                August 31,
                                                           2002                2001                  2002                   2001
                                                     ----------------    ---------------      ------------------        -----------
Change in benefit obligation:

Benefit obligation at beginning of year              $        57,616      $      45,482        $          7,740      $       9,587
Service cost                                                   2,935              2,506                     233                224
Interest cost                                                  4,062              3,751                     544                517
Amendments                                                         -              3,287                       -                  -
Actuarial (gain) loss                                          1,684              4,472                   1,489             (2,249)
Benefits paid                                                 (1,928)            (1,882)                   (157)              (339)
                                                     ----------------    ---------------      ------------------    ---------------
Benefit obligation at end of year                    $        64,369      $      57,616        $          9,849      $       7,740
                                                     ================    ===============      ==================    ===============


                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                                August 31,
                                                           2002                2001                  2002                   2001
                                                     ----------------    ---------------      ------------------        -----------
Change in plan assets:

Fair value of plan assets at beginning
of year                                              $        64,768      $      69,723        $              -      $           -
Actual return on plan assets                                  (6,534)            (4,950)                      -                  -
Transfer of investment income                                    (50)                 -                       -                  -
Employer contributions                                         2,555              1,877                     157                339
Benefits paid                                                 (1,928)            (1,882)                   (157)              (339)
                                                     ----------------    ---------------      ------------------    ---------------
Fair value of plan assets at end of year             $        58,811      $      64,768        $              0      $           0
                                                     ================    ===============      ==================    ===============


                                      (55)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):


                                                                 Pension Benefits                          Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                    August 31,                               August 31,
                                                           2002                2001                  2002                 2001
                                                     ----------------    ---------------      ------------------    ---------------
Funded status                                         $       (5,558)     $       7,152        $         (9,849)     $      (7,740)
Unrecognized net actuarial (gain) loss                        12,968             (2,408)                  1,205             (1,720)
Unrecognized prior service cost                                8,941              9,607                    (459)              (543)
Unrecognized transition obligation (asset)                      (403)              (510)                    631                680
Unrecognized plan acquisition differential                     1,322              1,472                    (462)              (491)
                                                     ----------------    ---------------      ------------------    ---------------
     Prepaid (accrued) benefit cost                   $       17,270      $      15,313        $         (8,934)     $      (9,814)
                                                     ================    ===============      ==================    ===============

                                                                 Pension Benefits                          Other Benefits
                                                     -----------------------------------      -------------------------------------
Amounts recognized in the statement                                 August 31,                               August 31,
of financial position consist of:                          2002                2001                  2002                 2001
                                                     ----------------    ---------------      ------------------    ---------------
Prepaid benefit cost                                  $       18,297      $      16,104        $              -      $           -
Accrued benefit liability                                     (7,015)            (3,929)                 (8,934)            (9,814)
Intangible asset                                               4,535              3,116                       -                  -
Accumulated other comprehensive
   income                                                      1,453                 22                       -                  -
                                                     ----------------    ---------------      ------------------    ---------------
      Net amount recognized                           $       17,270      $      15,313        $         (8,934)     $      (9,814)
                                                     ================    ===============      ==================    ===============

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with plan assets in excess of accumulated benefit obligations were $60,269, $51,062 and $58,811 for 2002, respectively, and $53,984, $46,510 and $64,768 for 2001, respectively.


                                    Continued


                                      (56)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


12. Retirement Benefits (Continued):

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4,100, $3,948 and $0 for 2002, respectively, and $3,632, $3,513 and $0 for 2001, respectively.


                                                            Pension Benefits                          Other Benefits
                                                 ---------------------------------------    ------------------------------------
                                                               August 31,                               August 31,
Weighted-average assumptions as of                  2002          2001           2000          2002        2001          2000
                                                 -----------  ------------    ----------    ----------  -----------   ----------
Discount rate                                         7.00%       7.25%          7.75%        7.00%        7.25%         7.75%
Expected return on plan assets                       11.00%      11.00%         11.00%          N/A          N/A           N/A
Rate of compensation increase                         4.00%       4.00%          4.00%          N/A          N/A           N/A

Health care cost trend rate:
Initial trend rate                                      N/A         N/A           N/A         8.00%        8.50%         9.00%
Ultimate trend rate                                     N/A         N/A           N/A         5.00%        5.00%         5.00%
Years until ultimate trend is reached                   N/A         N/A           N/A            6            7             8


                                                             Pension Benefits                            Other Benefits
                                                 ---------------------------------------    ------------------------------------
Components of net periodic (benefit)                           August 31,                               August 31,
cost for the fiscal years ended                     2002           2001          2000          2002        2001          2000
                                                 -----------  ------------    ----------    ----------  -----------   ----------
Service cost                                         $2,935      $2,506         $2,209         $233         $224          $311
Interest cost                                         4,062       3,751          2,982          544          517           687
Expected return on plan assets                       (7,094)     (7,625)        (6,711)           -            -             -
Amortization of prior service costs                     665         665            338          (84)         (84)          (84)
Amortization of transition obligation (asset)          (107)       (107)          (107)          49           49            49
Amortization of net actuarial (gain) loss               (13)       (853)          (872)      (1,436)      (1,043)            -
Plan acquisition differential                           150         150            150          (29)         (29)          (29)
                                                 -----------  ------------    ----------    ----------- -----------   ----------
     Net periodic (benefit) cost                       $598     ($1,513)       ($2,011)       ($723)       ($366)         $934
                                                 ===========  ============    ==========    =========== ===========   ==========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:

                                               1-Percentage-      1-Percentage-
                                              Point Increase     Point Decrease
                                              --------------     --------------
Effect on total of service and interest
    cost components                             $      65          $      (49)
Effect on postretirement benefit obligation     $     767          $     (699)


                                    Continued

                                      (57)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12. Retirement Benefits (Continued):

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan related to the Company's matching contribution was $1,064, $1,117 and $1,042 for fiscal 2002, 2001 and 2000, respectively.

In fiscal 2001, this plan was amended to, among other things, permit the Company to begin contributing to each eligible participant's 401(k) plan account an additional amount equal to 1% of each participant's monthly compensation in the form of vested shares of Arrow common stock. This stock contribution program resulted in additional expense to the Company of $718 and $176 for fiscal 2002 and 2001, respectively.

13. Segment Reporting:

The Company operates as a single reportable segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.

The following table provides information about the Company's sales by product category:


                                           2002                             2001                             2000
                               ------------------------------     --------------------------     -----------------------------
                                  Critical          Cardiac         Critical       Cardiac         Critical          Cardiac
                                    Care             Care             Care           Care            Care             Care
                               --------------    ------------     -----------    -----------     ------------     ------------
Sales to External              $     284,000     $    56,800      $  276,100     $   57,900      $   268,700      $    57,000
     customers

The following tables presents information about geographic areas:

                                                                            2002
                             United         Asia and                        Other
                             States          Africa         Europe         Foreign       Export      Eliminations     Consolidated
                         --------------    ----------    ------------    ----------    ----------    ------------    -------------
Sales to unaffiliated    $     223,300     $  31,300     $    31,400     $  10,900     $  43,900    $          -     $    340,800
    customers
Long-lived assets at
    August 31            $     266,966     $   2,194     $    38,364     $   2,309     $       -    $   (113,181)    $    196,652

                                                                            2001
                             United         Asia and                        Other
                             States          Africa         Europe         Foreign       Export      Eliminations     Consolidated
                         --------------    ----------    ------------    ----------    ----------    ------------    -------------
Sales to unaffiliated    $     220,000     $  34,400     $    28,200     $  10,600     $  40,800     $         -     $    334,000
    customers
Long-lived assets at
    August 31            $     284,867     $   3,533     $    32,347     $   2,599     $       -     $  (112,549)    $    210,797

                                                                            2000
                             United         Asia and                        Other
                             States          Africa         Europe         Foreign       Export      Eliminations     Consolidated
                         --------------    ----------    ------------    ----------    ----------    ------------    -------------
Sales to unaffiliated    $     208,700     $  40,900     $    27,700     $   9,400     $  39,000     $         -     $    325,700
    customers
Long-lived assets at
    August 31            $     255,871     $   4,456     $    29,566     $   2,566     $       -     $   (90,870)    $    201,589

                                    Continued


                                      (58)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)



14. Financial Instruments:

During fiscal 2002 and 2001, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 21.6% and 21.9%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward exchange contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the consolidated statements of income. Realized gains and losses on these contracts are offset by the changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At August 31, 2002, the Company had foreign currency forward exchange contracts to sell foreign currencies which mature at various dates through November 2002. The following table identifies forward exchange contracts to sell foreign currencies at August 31, 2002 and 2001 as follows:


                                                     August 31, 2002                          August 31, 2001
                                               Notional          Fair Market           Notional            Fair Market
                                               Amounts              Value              Amounts                Value
                                            ---------------    ---------------      ----------------    -----------------
Foreign currency: (U.S. Dollar Equivalents)

        Japanese yen                        $        1,471     $        1,480       $         1,661     $          1,688
        Canadian dollars                               318                320                 1,942                1,933
        Euro                                         3,441              3,424                 2,599                2,606
        Mexican peso                                   793                792                 1,286                1,280
        African rand                                   192                187                     -                    -
                                            ---------------    ---------------      ----------------    -----------------
                                            $        6,215     $        6,203       $         7,488     $          7,507
                                            ===============    ===============      ================    =================


                                    Continued


                                      (59)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


14. Financial Instruments (Continued):

At August 31, 2002, the Company also had foreign currency forward exchange contracts to buy foreign currencies which mature at various dates through September 2002. The following table identifies forward exchange contracts to buy foreign currencies at August 31, 2002 and August 31, 2001 as follows:


                                                   August 31, 2002                         August 31, 2001
                                              Notional         Fair Market          Notional            Fair Market
                                              Amounts             Value              Amounts               Value
                                           ---------------    --------------     ----------------     ---------------
Foreign currency: (U.S. Dollar Equivalents)

       Czech koruna                        $        3,848     $       3,879      $             -      $            -

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1,000 pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During fiscal 2002 and 2001, the Company recognized a time value loss of $46 and $404, respectively, against net sales offset by the recognition of intrinsic value gains of $536 and $403, respectively. At August 31, 2002 and 2001, the Company had an unrealized holding loss of $286 and an unrealized holding gain of $114 respectively, related to these foreign currency option contracts. The Company has the following foreign currency option contracts at August 31, 2002, which mature at various dates through February 2003:

                                                     August 31, 2002                       August 31, 2001
                                               Premium         Fair Market           Premium          Fair Market
                                                 Paid             Value               Paid               Value
                                            ---------------    ------------      ----------------     ------------
Foreign currency: (U.S. Dollar Equivalents)

                  Japanese yen              $          188     $         8       $           230      $        46


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

The Company is currently a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by or licensed to the plaintiffs. No trial dates have been set in these actions. Based on information presently available to the Company and the advice of its patent counsel, the Company believes that its products do not infringe any valid claim of the plaintiffs' patents and that, consequently, it has adequate legal defenses with respect to these actions.

A product liability lawsuit against the Company tried before a jury in Arkansas state court resulted in a judgment against the Company in May 2001 of $175 in compensatory damages and $4,000 in punitive damages. Notice of appeal from that judgment to the Arkansas Supreme Court was filed and the Company is pursuing vigorously the appeal. Based on information presently available to the Company and the advice of its product liability counsel, the Company believes that it is more likely than not that the Company will obtain a reversal of this judgment and a remand for a new trial. In addition, the Company believes that any damage award, whether punitive or compensatory, that may ultimately be upheld in this case will be covered by its product liability insurance policy. The Company's insurer has commenced an action seeking a judicial declaration that it is not obligated to indemnify the Company for punitive damages. Based on information presently available to the Company and the opinion of its insurance litigation counsel, the Company believes that any award of punitive damages resulting from the product liability lawsuit would be covered by its insurance.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

16. Adoption of SFAS 142:

SFAS 142 addresses how intangible assets should be accounted for in financial statements upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

As stated in Note 1 above, the Company adopted the provisions of SFAS 142 effective as of September 1, 2001. In accordance with the statement, the Company no longer amortizes goodwill. In addition, any goodwill or intangible assets determined to have an indefinite life that are acquired in a future purchase business combination will not be amortized but will be evaluated for impairment. In accordance with the provisions of SFAS 142, the Company completed step one of the impairment test of the goodwill that existed on the Company's balance sheet at the date of its adoption of SFAS 142. Based on the completion of step one, the Company's goodwill is not considered to be impaired.


                                    Continued


                                      (61)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


16. Adoption of SFAS 142 (continued):

The impact of the adoption of SFAS 142 on the Company's financial statements was to decrease goodwill amortization by $3,021 for fiscal 2002. This resulted in an increase in net income of $2,084 after tax, and basic and diluted earnings per share of $0.10 and $0.09, respectively, at August 31, 2002.

The following tables reflect consolidated results adjusted as though the Company's adoption of SFAS 142 occurred as of September 1, 1999.

                                                                                   For the years ended August 31,
                                                                              2002             2001              2000
                                                                         -------------     -------------     -------------
Net Income:
As reported                                                              $      39,000       $   46,545        $   46,184
Goodwill amortization (net of tax of $0, $843 and $716)                              -            1,936             1,733
As adjusted                                                              $      39,000       $   48,481        $   47,917

Basic Earnings Per Share:
As reported                                                              $        1.78       $     2.12        $     2.06
Goodwill amortization (net of tax of $.00, $.04, and $.03)                           -             0.08              0.07
As adjusted                                                              $        1.78       $     2.20        $     2.13

Diluted Earnings Per Share:
As reported                                                              $        1.76       $     2.10        $     2.05
Goodwill amortization (net of tax of $.00, $.04, and $.03)                           -             0.09              0.08
As adjusted                                                              $        1.76       $     2.19        $     2.13

Amortization expense of intangibles for fiscal 2002 was $3,112. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

         Fiscal year ending August 31                   Amount
         ----------------------------                   ------
                2003                                   $ 2,706
                2004                                     2,682
                2005                                     2,631
                2006                                     2,608
                2007                                     2,608

17. New Accounting Standards:

Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of this statement as of September 1, 2002.


                                    Continued


                                      (62)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


17. New Accounting Standards (continued):

Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April 2002. A principal provision of this statement is the reporting of gains and losses associated with extinguishments of debt. The Company is studying the provisions of this statement and has not determined the impact, if any, that this statement may have on its financial statements.

Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is studying the provisions of this statement and has not determined the impact, if any, that this statement may have on its financial statements.

18. Sale of Securities:

Proceeds from the Company's sale of marketable securities of a medical device company available for sale were $2,540 for fiscal 2002. Gains on the sale of these securities in fiscal 2002 amounted to $1,703, and were included in selling, general and administrative expenses in the Company's consolidated statements of income.

19. Sale of Implantable Drug Infusion Pump Business:

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business for a sales price of $13,000 in cash pursuant to an asset purchase agreement dated as of March 1, 2002. An estimated loss on the sale was recorded in the second quarter of fiscal 2002, during which period the Company's Board of Directors authorized the transaction. The transaction was accounted for as a sale of a non-integrated portion of a reporting unit, as defined by SFAS 142. After further adjustments to the estimated loss were made in the third and fourth quarters of fiscal 2002, the loss before tax on the transaction was $1,226 (after taxes, such loss was $828, or $0.04 per basic and diluted common share), and was included in selling, general and administrative expenses in the Company's consolidated statements of income.


                                    Continued


                                      (63)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


20. Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 2002 are as follows:


                                                                                Quarter
                                               --------------------------------------------------------------------------
                                                  11/30/01             2/28/02            5/31/02             8/31/02
                                               --------------      --------------     ---------------     ---------------
Net sales                                      $      84,202       $      85,826      $       86,712      $       84,019
Cost of goods sold                                    40,495              41,458              43,378              44,294
                                               --------------      --------------     ---------------     ---------------
Gross profit                                          43,707              44,368              43,334              39,725
Operating expenses
Research, development
  and engineering                                      6,730               6,389               6,854               6,192
Selling, general and
  administrative                                      19,069              18,784              19,611              20,942

Special charges*                                           -                   -                   -               8,005

Operating income                                      17,908              19,195              16,869               4,586
Other expenses (income)                                  255                 380                (25)                 171
Income before income
   taxes                                              17,653              18,815              16,894               4,415
Provision for income taxes                             5,737               6,115               5,491               1,434
Net income                                     $      11,916       $      12,700      $       11,403      $        2,981
Basic earnings
   per common share                            $        0.54       $        0.59      $         0.52      $         0.13
Diluted earnings
   per common share                            $        0.54       $        0.58      $         0.51      $         0.13
Weighted average shares used in
  computing basic earnings per
  common share                                        21,891              21,862              21,928              21,969
Weighted average shares used in
  computing diluted earnings per
  common share                                        22,027              22,067              22,222              22,105

See Item 7. of this report for management's discussion and analysis of the Company's financial condition and results of operations.

 * In the fourth quarter of fiscal 2002, the Company recorded a special charge (see Note 2 - "Special Charges" above).


                                    Continued


                                      (64)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


20. Summary of Quarterly Results (unaudited) (continued):

Quarterly financial results for the year ended August 31, 2001 are as follows:

                                                                           Quarter
                                          --------------------------------------------------------------------------
                                             11/30/00            2/28/01             5/31/01             8/31/01
                                          ---------------     ---------------     --------------      --------------
Net sales                                 $       78,524      $       82,509      $      85,993       $      87,016
Cost of goods sold                                36,923              39,445             40,760              41,445
                                          ---------------     ---------------     --------------      --------------
Gross profit                                      41,601              43,064             45,233              45,571
Operating expenses
Research, development
  and engineering                                  6,090               6,121              7,033               5,965
Selling, general and
  administrative                                  18,246              18,804             19,992              21,457
Operating income                                  17,265              18,139             18,208              18,149
Other expenses (income)                              659                 756                460                 416
Income before income
   taxes                                          16,606              17,383             17,748              17,733
Provision for income taxes                         5,480               5,737              5,856               5,852
Net income                                $       11,126      $       11,646      $      11,892       $      11,881
Basic earnings
   per common share                       $         0.51      $         0.53      $        0.54       $        0.54
Diluted earnings
   per common share                       $         0.50      $         0.53      $        0.54       $        0.53
Weighted average shares used in
  computing basic earnings per
  common share                                    22,002              21,990             21,987              22,003
Weighted average shares used in
  computing diluted earnings per
  common share                                    22,134              22,111             22,110              22,127

See Item 7. of this report for management's discussion and analysis of the Company's financial condition and results of operations.

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


                                      (65)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

21. Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 2002, 2001 and 2000:

                                                            2002                  2001                  2000
                                                      ------------------    ------------------    ------------------
 Average common shares                                       21,912,928            21,995,394            22,450,581
   outstanding
 Common shares issuable(1)                                      192,613               124,973                68,347
                                                      ------------------    ------------------    ------------------
 Average common shares
   outstanding assuming dilution                             22,105,541            22,120,367            22,518,928

(1) Issuable primarily under stock option plans.

22. Subsequent Events (unaudited):

As reported above in Item 1. Business - Sales and Marketing, on September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,716 in cash and relief from $5,539 of accounts receivable that had been due from this distributor, subject to post closing adjustments. Stepic Medical had been the Company's distributor in the greater New York City area and parts of Connecticut and New Jersey since 1977.

Although the Company's product line had been Stepic Medical's major business prior to the purchase of its net assets by the Company, Stepic Medical had also distributed the Horizon Medical Products product line and other complementary critical care products. As of September 4, 2002, Horizon Medical Products initiated its own direct distribution of its products.

On November 15, 2002, the Company agreed to purchase for approximately $10,000 a company in the business of the development, manufacture and sale of chronic hemodialysis catheters. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. The transaction is expected to close later in November 2002.


                                      (66)

                                           SCHEDULE II

                                    ARROW INTERNATIONAL, INC.

                                VALUATION AND QUALIFYING ACCOUNTS


                                                                     Additions
                                                            ---------------------------
                                                            Charges /
                                             Balance at    (Credits) to       Charged                        Balance at
                                             Beginning       Cost and         to Other                          End
                 Description                 of Period       Expenses         Accounts     Deductions(1)     of Period
-----------------------------------------   -----------     ----------       ----------   --------------    -----------
For the year ended August 31, 2000:
  Accounts receivable:
    Allowance for doubtful accounts         $      832      $        508     $       -    $         328     $    1,012
                                            ===========     =============    ==========   ==============    ===========
  Inventory:
     Inventory Reserve                      $       21      $      1,401     $       -    $           1     $    1,421
                                            ===========     =============    ==========   ==============    ===========

For the year ended August 31, 2001:
  Accounts receivable:
    Allowance for doubtful accounts         $    1,012      $        817     $       -    $         864     $      965
                                            ===========     =============    ==========   ==============    ===========
  Inventory:
     Inventory Reserve                      $    1,421      $        866     $       -    $         181     $    2,106
                                            ===========     =============    ==========   ==============    ===========

For the year ended August 31, 2002:
  Accounts receivable:

    Allowance for doubtful accounts         $      965      $        462     $       -    $         471     $      956
                                            ===========     =============    ==========   ==============    ===========
  Inventory:
     Inventory Reserve                      $    2,106      $        686     $       -    $         685     $    2,107
                                            ===========     =============    ==========   ==============    ===========

  (1) Deductions represent write-offs of accounts receivable and scrap inventory.


                                              (67)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2003 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein in Item 1 under the caption "Executive Officers".


                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation of Arrow's directors and executive officers will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding beneficial ownership of the Company's common stock by certain beneficial owners and by management of the Company will be included in the Proxy Statement and is incorporated herein by reference.

     The following table sets forth certain information regarding the Company's equity compensation plans as of August 31, 2002.

                                                                                                    Number of securities
                                                                                                   remaining available for
                                        Number of securities to         Weighted-average           future issuance under
                                        be issued upon exercise         exercise price of         equity compensation plans
                                        of outstanding options,       outstanding options,          (excluding securities
       Plan Category                    warranties and rights         warrants and rights         reflected in column (a))
-----------------------------------    --------------------------   --------------------------    ---------------------------
                                                  (a)                         (b)                             (c)
Equity compensation plans
  approved by security
  holders                                   1,207,255                $          33.51                    6,283,875

Equity compensation plans
  not approved by security
  holders                                           -                $              -                            -
              Total                         1,207,255                $          33.51                    6,283,875

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with management of the Company will be included in the Proxy Statement and is incorporated herein by reference.


                                      (68)

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:


     (a) (1) The financial statements listed in the Index to Consolidated Financial Statements under Item 8 of this report are filed as part of this report.

     (a) (2) Financial Statement Schedule II of the Company is filed as part of this report.

     Other statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

     (a) (3) See Exhibit Index on pages 73 through 79 hereof for a list of the Exhibits filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

         None



                                      (69)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ARROW INTERNATIONAL, INC.


                                      By:  /s/ Frederick J. Hirt
                                          --------------------------------------
                                            Frederick J. Hirt
                                            Chief Financial Officer,
                                            Vice President-Finance and Treasurer
Dated:  November 22, 2002

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


         Signatures                                       Title                                  Date
         ----------                                       -----                                  ----
/s/ Marlin Miller, Jr.                         Director, Chairman and                   November 22, 2002
---------------------------------              Chief Executive Officer
(Marlin Miller, Jr.)                          (Principal Executive
                                               Officer)


/s/ Raymond Neag                               Director                                 November 22, 2002
---------------------------------
(Raymond Neag)


/s/ Frederick J. Hirt                          Chief Financial Officer,                 November 22, 2002
---------------------------------              Vice President -
(Frederick J. Hirt)                            Finance and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)

/s/ John H. Broadbent, Jr.                     Director                                 November 22, 2002
---------------------------------
(John H. Broadbent, Jr.)

/s/ T. Jerome Holleran                         Director, Secretary                      November 22, 2002
---------------------------------
(T. Jerome Holleran)

/s/ Richard T. Niner                           Director                                 November 22, 2002
---------------------------------
(Richard T. Niner)

/s/ George W. Ebright                          Director                                 November 22, 2002
---------------------------------
(George W. Ebright)

/s/ Alan M. Sebulsky                           Director                                 November 22, 2002
---------------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski                             Director                                 November 22, 2002
---------------------------------
(John E. Gurski)

/s/ Carl G. Anderson, Jr.                      Director, Vice Chairman                  November 22, 2002
---------------------------------              and General Manager,
(Carl G. Anderson, Jr.)                        Critical Care Division

/s/ R. James Macaleer                          Director                                 November 22, 2002
---------------------------------
(R. James Macaleer)


                                      (70)

                                 CERTIFICATIONS

I, Marlin Miller, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Arrow International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2002                      /s/ Marlin Miller, Jr
                                              ---------------------
                                              Marlin Miller, Jr.
                                              Chairman and
                                              Chief Executive Officer
                                             (Principal Executive Officer)


                                      (71)

                                 CERTIFICATIONS



I, Frederick J. Hirt, certify that:

1. I have reviewed this annual report on Form 10-K of Arrow International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 22, 2002                  /s/ Frederick J. Hirt
                                          -----------------------------
                                          Frederick J. Hirt
                                          Chief Financial Officer,
                                          Vice President/Finance and Treasurer
                                         (Principal Financial Officer)


                                      (72)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
      3.1           Restated Articles of Incorporation of the           Incorporated by reference from Exhibit 3.1 to the
                    Company.                                            Company's Annual Report on Form 10-K for the fiscal
                                                                        year ended August 31, 1992

      3.2           By-laws of the Company, as amended and              Incorporated by reference from Exhibit  3.2 to the
                    restated.                                           Company's Quarterly Report on Form 10-Q for the
                                                                        third quarter period ended May 31, 2002

      4.1           Form of Common Stock certificate.                   Incorporated by reference from Exhibit 4.1 to the
                                                                        Company's Registration Statement on Form S-1 File
                                                                        No. 33-47163 (the "Registration Statement").

     10.1           1992 Stock Incentive Plan.                          Incorporated by reference from Exhibit 10.1 to the
                                                                        Company's Registration Statement

     10.2           Arrow International, Inc. 401(k) Summary Plan       Incorporated by reference from Exhibit 10.2 to the
                    Description (as Amended on June 1, 2001).           Company's Quarterly Report on Form 10-Q for the
                                                                        third quarter period ended May 31, 2001 (the "May 31,
                                                                        2001 Form 10-Q").

     10.3           Amended and Restated Retirement Plan for            Incorporated by reference from Exhibit 10.3.2 to
                    Salaried Employees of the  Company, effective       the Company's Annual Report on Form 10-K for the
                    September 1, 1989, as amended.                      year ended August 31, 1993 (the "1993 Form 10-K")

     10.4           Amended and Restated Restricted  Stock Bonus        Incorporated by reference from Exhibit 10.4 to the
                     Plan. Company's Registration Statement

     10.5           Split Dollar Life Insurance  Agreements,            Incorporated by reference from Exhibit 10.5 to the
                    dated December 16, 1991, between the Company        Company's Registration Statement
                    and James H. Miller, as Trustee under the
                    provisions of a certain Irrevocable Trust
                    Agreement with Marlin Miller, Jr. dated
                    December 13, 1991.

     10.6           Split Dollar Life Insurance Agreements, dated       Incorporated by reference from Exhibit 10.6 to the
                    December 16, 1991, between the Company and          Company's Registration Statement
                    Raymond Neag  Irrevocable Trust, dated
                    October 11,  1991, Sevier J. Neag, Trustee.


                                      (73)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
     10.7           Split Dollar Life Insurance Agreements, dated       Incorporated by reference from Exhibit 10.7 to the
                    December 16, 1991, between the Company and          Company's Registration Statement
                    Robert E. Gedney,  as Trustee under the
                    provisions of a certain Irrevocable Trust
                    Agreement with John H. Broadbent, Jr. dated
                    December 13, 1991.

     10.8           Split Dollar Life Insurance  Agreements,            Incorporated by reference from Exhibit 10.8 to the
                    dated December 16, 1991 between the Company         Company's Registration Statement
                    and Donald M. Mewhort, as Trustee under
                    Agreement of Trust dated October 8, 1991,
                    created by T. Jerome Holleran, Settlor
                    (the"Holleran Split Dollar Life Insurance
                    Agreements").

    10.8.1          Assignment, dated April 24, 1992, of the            Incorporated by reference from Exhibit 10.8.1  to
                    rights and obligations under the Holleran           the Company's Registration Statement
                    Split Dollar Life Insurance Agreements from
                    the Company to Arrow Precision Products, Inc.

     10.9           License Agreement, dated March 28, 1991,            Incorporated by reference from Exhibit 10.11 to the
                    between Daltex Medical Sciences, Inc. and the       Company's Registration Statement
                    Company.

    10.9.1          Modification Agreement, dated October 25,           Incorporated by reference Exhibit 10.11.1. to the
                    1995, to License Agreement between Daltex           Company's Quarterly Report on Form 10-Q for the
                    Medical Sciences, Inc. and the Company              third quarter period ended May 31, 1997 (the "May
                                                                        31, 1997 Form 10-Q")

    10.9.2          Second Modification Agreement,  dated May 30,       Incorporated by reference from Exhibit 10.11.2 to
                    1997, to License Agreement between Daltex           the May 31, 1997 Form 10-Q
                    Medical Sciences, Inc. and the Company.

     10.10          Agreement and Compromise and Release, dated         Incorporated by reference from Exhibit 10.12 to the
                    November 30, 1988, between Michael A. Berman,       Company's Registration Statement
                    Critikon, Inc. and the Company.


                                      (74)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
     10.11          License Agreement, dated September 16, 1988,        Incorporated by reference from Exhibit 10.14 to the
                    between J. Daniel Raulerson and the Company,        Company's Registration Statement
                    as amended pursuant to Addendum to License
                    Agreement, dated November 27, 1989, between
                    J. Daniel Raulerson and the Company.

     10.12          Stock Purchase Agreement, dated October 24,         Incorporated by reference from Exhibit 10.16 to the
                    1990, among Robert E. Fischell, Standard            Company's Registration Statement
                    Associates, Cymed Ventures, Inc., Arrow
                     International Investment Corp. and the
                    Company.

     10.13          Settlement Agreement, dated September 30,           Incorporated by reference from Exhibit 10.20 to the
                    1991, among Dr. Randolph M. Howes, Janice           Company's Registration Statement
                    Kinchen Howes, Baham & Anderson, the Company
                    and Baxter Health Care Corporation and
                    related License Agreement, dated September
                    30, 1991, among Dr. Randolph M. Howes, Janice
                    Kinchen Howes, Baham & Anderson, the Company
                    and Baxter Health Care Corporation.

     10.14          Agreement dated August 7, 2000 between the          Incorporated by reference from Exhibit 10.21 to the
                    Company and United Steelworkers of America          Company's Annual Report on Form 10-K for the fiscal
                    AFL/CIO Local 8467.                                 year ended August 31, 2000 (the "2000 Form 10-K")

     10.15          Amended and Restated Retirement Plan for            Incorporated by reference from Exhibit 10.23.2 to
                    Hourly-Rated Employees of the Wyomissing            the 1993 Form 10-K
                    Plant of the Company, effective September
                    1,1989, as amended.

     10.16          Amended and Restated Retirement Plan for            Incorporated by reference from Exhibit 10.24.2 to
                    Hourly-Rated Employees of the North Carolina        the 1993 Form 10-K
                    and New Jersey Plants of the Company,
                    effective September 1, 1989, as amended.


                                      (75)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
    10.17.1         Installment Sale Agreement between Berks            Incorporated by reference from Exhibit 10.25.10 to
                    County Industrial Development Authority and         the Company's Registration Statement
                    the Company, dated as of December 1, 1988.

    10.17.2         Indenture of Trust between Berks County             Incorporated by reference from Exhibit 10.25.11 to
                    Industrial Development Authority and Bankers        the Company's Registration Statement
                    Trust Company, as trustee, dated as of
                    December 1, 1988.

    10.17.3         Irrevocable Direct Pay Letter of Credit,            Incorporated by reference from Exhibit 10.25.12 to
                    dated December 28, 1988, issued for the             the Company's Registration Statement
                    benefit of Bankers Trust Company, as trustee
                    under the Indenture of Trust, for the account
                    of the Company.

    10.17.4         Letter of Credit Reimbursement Agreement            Incorporated by reference from Exhibit 10.25.14 to
                    between the Company and Hamilton Bank, dated        the Company's Registration Statement
                    as of December 1, 1988.

    10.17.5         Accommodation Mortgage, Security Agreement          Incorporated by reference from Exhibit 10.25.15 to
                    and Second Assignment of Installment Sale           the Company's Registration Statement
                    Agreement, dated as of December 15, 1988, by
                    and among Berks County Industrial Development
                    Authority, the Company and Hamilton Bank.

     10.18          Agreement, dated September 22, 1993, among          Incorporated by reference from Exhibit 10.32 to the
                    Microwave Medical Systems, Inc., the Company        1993 Form 10-K
                    and Kenneth L. Carr.

     10.19          Stock Purchase Agreement, dated as of January       Incorporated by reference from Exhibit 2 to the
                    28, 1994 between Kontron Instruments Holding        Company's Current Report on Form 8-K filed with the
                    N.V. and the Company.                               Securities and Exchange Commission on February 18,
                                                                         1994

     10.20          Loan Agreement between Arrow Japan KK and the       Incorporated by reference from Exhibit 10.37 to the
                    Bank of Tokyo (with English translation).           Company's Current Report on Form 8-K filed with the
                                                                        Securities and Exchange Commission on April 10,
                                                                        1995 ("the 1995 Form 8-K")

                                      (76)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
     10.21          Thoratec Laboratories Corporation                   Incorporated by reference from Exhibit 10.38 to the
                    International Medical Products Distributor          1995 Form 8-K
                    Agreement, dated as of January 19, 1995,
                    between Thoratec Laboratories Corporation and
                    the Company.

     10.22          Purchase Agreement, dated as of April 7,            Incorporated by reference from Exhibit 10.39 to the
                    1995, among the Company, TLP Acquisition 1995       Form 8-K
                    Corp., Therex Corporation, Therex Limited
                    Partnership Holding Corporation and each of
                    the other persons signatory thereto.

     10.23          Amendment, dated July 27, 1995, to License          Incorporated by reference from Exhibit 10.43 to the
                    Agreement, dated October 24, 1990, between          1995 Form 10-K
                    Medical Innovative Technologies R&D Limited
                    Partnership and the Company.

     10.24          Amendment, dated July 27, 1995, to Research         Incorporated by reference from Exhibit 10.44 to the
                    and Development Agreement, dated October 24,        1995 Form 10-K
                    1990, between Medical Innovative Technologies
                    R&D Limited Partnership and the Company.

     10.25          Directors Stock Incentive Plan                      Incorporated by reference from Exhibit 10.47 to the
                                                                        1996 Form 10-K

     10.26          Purchase Agreement, dated June 1, 1996,             Incorporated by reference from Exhibit 10.48 to the
                    between Arrow Tray Products, Inc. (formerly         1996 Form 10-K
                    known as Endovations, Inc.) and the Company.

     10.27          Purchase Agreement, dated August 3, 1998,           Incorporated by reference from Exhibit 10.49 to the
                    between Medical Parameters, Inc. and the            Company's Annual Report on Form 10-K for the fiscal
                    Company.                                            year ended August 31, 1999 (the "1999 Form 10-K")

     10.28          Asset Purchase Agreement, dated November 5,         Incorporated by reference from Exhibit 10.52 to the
                    1997, between Arrow Interventional, Inc.,           1999 Form 10-K
                    Boston Scientific Corporation and IABP
                    Corporation.


                                      (77)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
     10.29          Mutual Release Agreement, dated July 20,            Incorporated by reference from Exhibit 10.53 to the
                    1998, between Arrow International, Inc. and         1999 Form 10-K
                    Daltex Medical Sciences, Inc.

     10.30          Exclusive License Agreement, dated February         Incorporated by reference from Exhibit 10.54 to the
                    14, 1996 between Arrow International, Inc.          1999 Form 10-K
                    and Israel Schur, M.D.

     10.31          Directors Stock Incentive Plan (as amended on       Incorporated by reference from Exhibit 10.55 to the
                    January 19, 2000)                                   2000 Form 10-K

     10.32          1999 Stock Incentive Plan                           Incorporated by reference from Exhibit 10.56 to the
                                                                        2000 Form 10-K

     10.33          Loan Agreement, dated April 12, 2001, among         Incorporated by reference from Exhibit 10.57 to the
                    First Union National Bank, First Union              May 31, 2001 Form 10-Q
                    National Bank, London Branch, and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V.,  and Arrow
                    International CR, A.S.

     10.34          Arrow International, Inc. Defined Benefit           Incorporated by reference from Exhibit 10.58 to the
                    Supplemental Executive Retirement Plan.             May 31, 2001 Form 10-Q

      18            Preferability Letter of                             Incorporated by reference from Exhibit 18 to the
                    PricewaterhouseCoopers LLP.                         1994 Form 10-K

      21            Subsidiaries of the Company.                        Filed herewith

      23            Consent of PricewaterhouseCoopers LLP.              Filed herewith

     99.1           Cautionary Statement for Purposes of the Safe       Filed herewith
                    Harbor Provisions of the Private Securities
                    Litigation Reform Act of 1995.

                                      (78)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
     99.2           Certification of Chief Executive Officer            Filed herewith
                    pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.
     99.3           Certification of Chief Financial Officer            Filed herewith
                    pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.


                                      (79)