Form 10-Q
period 2002-11-30
ARROW INTERNATIONAL INC
filed 2003-01-13
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2002

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________ to ____________

     Commission File Number 0-20212

                            ARROW INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Pennsylvania                                             23-1969991
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

2400 Bernville Road, Reading, Pennsylvania                          19605
------------------------------------------                   -------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:            (610) 378-0131
                                                             -------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                -    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Shares Outstanding at January 10, 2003
         ---------                        --------------------------------------

Common Stock, No Par Value                            21,717,172

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Consolidated Balance Sheets at November 30, 2002
                      and August 31, 2002                                    3-4

                      Consolidated Statements of Income                        5

                      Consolidated Statements of Cash Flows                  6-7

                      Consolidated Statements of Comprehensive
                      Income                                                   8

                      Notes to Consolidated Financial Statements            9-13

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  14-23

           Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                          23-25

           Item 4.    Controls and Procedures                                 25


PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                        26

Signature                                                                     27

Certifications                                                             28-29

Exhibit Index                                                                 30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                    ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                         (In thousands)
                                           (Unaudited)


                                                November 30,                   August 31,
                                                   2002                           2002
                                            -------------------            -------------------
ASSETS
Current assets:
     Cash and cash equivalents          $                16,647        $                 33,103
     Accounts receivable, net                            80,226                          74,983
     Inventories                                         93,322                          85,946
     Prepaid expenses and other                          26,295                          25,464
     Deferred income taxes                                5,914                           5,377
                                            -------------------            --------------------
     Total current assets                               222,404                         224,873
                                            -------------------            --------------------

Property, plant and equipment:
     Property, plant and equipment                      265,247                         261,480

Less accumulated depreciation                          (135,674)                       (131,157)
                                            -------------------            --------------------
                                                        129,573                         130,323
                                            -------------------            --------------------

Goodwill                                                 38,695                          38,591
Intangible and other assets, net                         40,528                          27,738
Deferred income taxes                                     4,044                           4,155
                                            -------------------            --------------------
     Total other assets                                  83,267                          70,484
                                            -------------------            --------------------

     Total assets                      $                435,244        $                425,680
                                       ========================        ========================


                   See accompanying notes to consolidated financial statements


                                            Continued


                                        ARROW INTERNATIONAL, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                   (In thousands, except share amounts)
                                               (Unaudited)


                                                         November 30,                    August 31,
                                                             2002                           2002
                                                 ---------------------------      ----------------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt       $                       500      $                  300
      Notes payable                                                   15,492                      16,132
      Accounts payable                                                 9,659                       9,736
      Cash overdrafts                                                  2,906                       2,697
      Accrued liabilities                                             10,865                      12,273
      Accrued compensation                                             7,223                       6,500
      Accrued income taxes                                             7,337                       2,787
                                                 ---------------------------      ----------------------
      Total current liabilities                                       53,982                      50,425
Long-term debt                                                         2,300                         300
Accrued postretirement benefit obligations                            14,802                      14,599
Commitments and contingencies
SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                           -                            -
Common stock, no par value;
    50,000,000 shares authorized;
    26,478,813 shares issued                                          45,661                      45,661
Additional paid-in capital                                             4,252                       4,054
Retained earnings                                                    375,668                     365,778
      Less treasury stock at cost:
          4,695,447 and 4,507,994 shares,
          respectively                                               (56,670)                    (50,328)
Accumulated other comprehensive
   (expense)                                                          (4,751)                     (4,809)
                                                 ---------------------------      ----------------------
      Total shareholders' equity                                     364,160                     360,356
                                                 ---------------------------      ----------------------
      Total liabilities and
         shareholders' equity                    $                   435,244      $              425,680
                                                 ===========================      ======================


                       See accompanying notes to consolidated financial statements


                                        ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME

                            (In thousands, except share and per share amounts)
                                               (Unaudited)


                                                                 For the three months ended
                                                      --------------------------------------------------
                                                           November 30,               November 30,
                                                               2002                       2001
                                                      ------------------------    ----------------------
Net sales                                              $               88,839      $             84,202
Cost of goods sold                                                     45,395                    40,495
                                                      ------------------------    ----------------------
     Gross profit                                                      43,444                    43,707
                                                      ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                              6,072                     6,730
     Selling, general and administrative                               20,186                    19,069
                                                      ------------------------    ----------------------
     Operating income                                                  17,186                    17,908
                                                      ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                           87                       391
     Interest income                                                     (140)                     (184)
     Other, net                                                           330                        48
                                                      ------------------------    ----------------------
     Other expenses, net                                                  277                       255
                                                      ------------------------    ----------------------
Income before income taxes                                             16,909                    17,653
Provision for income taxes                                              5,495                     5,737
                                                      ------------------------    ----------------------

        Net income                                     $               11,414      $             11,916
                                                      ========================    ======================

Basic earnings per common share                        $                 0.52      $               0.54
                                                      ========================    ======================
Diluted earnings per common share                      $                 0.52      $               0.54
                                                      ========================    ======================
Cash dividends per common share                        $                0.070      $              0.065
                                                      ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                             21,861,203                21,891,355
                                                      ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                             21,939,594                22,026,856
                                                      ========================    ======================


                       See accompanying notes to consolidated financial statements


                                          ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (In thousands)
                                                 (Unaudited)
                                                                          For the three months ended
                                                                     ---------------------------------------
                                                                        November 30,          November 30,
                                                                           2002                  2001
                                                                     -----------------     -----------------
Cash flows from operating activities:
      Net income                                                      $         11,414      $         11,916
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                               4,824                 4,347
      Amortization                                                                 937                   871
      401(K) plan stock contribution                                               180                   198
      Deferred income taxes                                                       (431)               (1,025)
      Unrealized holding gain (loss) on foreign currency options                   101                   (32)
      Unrealized holding loss on securities                                          -                   207
      Provision for postretirement benefit obligation                              203                  (170)
      Other                                                                          -                  (216)
Changes in operating assets and liabilities:
      Accounts receivable, net                                                    (696)                1,405
      Inventories                                                                 (133)               (1,252)
      Prepaid expenses and other                                                  (732)                 (177)
      Accounts payable and accrued liabilities                                  (4,632)                1,658
      Accrued compensation                                                         648                  (636)
      Accrued income taxes                                                       4,564                 3,296
                                                                     -----------------     -----------------
      Total adjustments                                                          4,833                 8,474
                                                                     -----------------     -----------------
      Net cash provided by operating activities                                 16,247                20,390
                                                                     -----------------     -----------------

Cash flows from investing activities:
      Capital expenditures                                                      (3,657)               (6,428)
      (Increase) decrease in intangible and other assets                          (303)                  954
      Cash paid for businesses acquired                                        (20,784)                    -
                                                                     -----------------     -----------------
          Net cash used in investing activities                                (24,744)               (5,474)
                                                                     -----------------     -----------------

Cash flows from financing activities:
      Decrease in notes payable                                                   (357)               (2,521)
      Increase (decrease) in book overdrafts                                       209                (1,249)
      Dividends paid                                                            (1,538)               (1,430)
      Proceeds from stock options exercised                                        136                   139
      Purchase of treasury stock                                                (6,459)               (5,758)
                                                                     -----------------     -----------------
         Net cash used in financing activities                                  (8,009)              (10,819)
                                                                     -----------------     -----------------

Effects of exchange rate changes on cash
    and cash equivalents                                                            50                  (106)
Net change in cash and cash equivalents                                        (16,456)                3,991
Cash and cash equivalents at beginning of year                                  33,103                 2,968
                                                                     -----------------     -----------------
Cash and cash equivalents at end of year                              $         16,647      $          6,959
                                                                     =================     =================


                         See accompanying notes to consolidated financial statements

                                                  Continued


                                          ARROW INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                (In thousands)
                                                 (Unaudited)


                                                                                For the three months ended
                                                                     ------------------------------------------------
                                                                         November 30,              November 30,
                                                                             2002                      2001
                                                                     ---------------------     ----------------------
Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                              $              31,612     $          -
Cash paid for assets                                                                20,784                -
                                                                     ---------------------     ----------------------
Liabilities assumed                                                  $              10,828     $          -
                                                                     =====================     ======================

Cash paid for businesses acquired:
      Working capital                                                $               9,526                -
      Property, plant and equipment                                                    294                -
      Goodwill and intangible assets                                                13,664                -
      Notes payable and current maturities
         of long-term debt                                                            (700)               -
      Long-term debt                                                                (2,000)               -
                                                                     ---------------------     ----------------------
                                                                      $             20,784     $          -
                                                                     =====================     ======================

Treasury Stock issued for 401(k) plan contribution                   $                 180     $                  198
                                                                     =====================     ======================


                         See accompanying notes to consolidated financial statements


                                          ARROW INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                (In thousands)
                                                 (Unaudited)


                                                                             For the three months ended
                                                                       ----------------------------------------
                                                                          November 30,          November 30,
                                                                              2002                  2001
                                                                       -----------------    -------------------
Net income                                                              $        11,414      $          11,916
Other comprehensive income (expense):
     Foreign currency translation adjustments                                       (43)                  (405)
     Unrealized holding gain (loss) on foreign currency option
     contracts                                                                      101                    (32)
     Unrealized holding loss on securities, net of tax ($0 and
     $207, respectively)                                                              -                   (333)
                                                                       -----------------    -------------------
Other comprehensive income (expense)                                                 58                   (770)
                                                                       -----------------    -------------------
               Total comprehensive income                               $        11,472      $          11,146
                                                                       =================    ===================


                         See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of Arrow International, Inc. (the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2002.

Note 2 - Inventories:

Inventories are summarized as follows:
                                           November 30,          August 31,
                                               2002                   2002
                                        ------------------    ------------------
         Finished goods                 $           32,055    $           27,425
         Semi-finished goods                        24,242                23,054
         Work-in-process                             9,687                 8,478
         Raw materials                              27,338                26,989
                                        ------------------    ------------------
                                        $           93,322    $           85,946
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

A product liability lawsuit against the Company tried before a jury in Arkansas state court resulted in a judgment against the Company in May 2001 of $175 in compensatory damages and $4,000 in punitive damages. Appeal from that judgment has been granted by the Arkansas state court of appeals and the Company is preparing for oral arguments. Based on information presently available to the Company and the advice of its product liability counsel, the Company believes that it has strong grounds for obtaining a reversal of this judgment


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 3 - Commitments and Contingencies (continued):

and a remand for a new trial, and intends to continue to pursue vigorously the appeal. In addition, the Company believes that any damage award, whether punitive or compensatory, that may ultimately be upheld in this case will be covered by its product liability insurance policy. The Company's insurer has commenced an action seeking a judicial declaration that it is not obligated to indemnify the Company for punitive damages. Based on information presently available to the Company and the opinion of its insurance litigation counsel, the Company believes that any award of punitive damages resulting from the product liability lawsuit would be covered by its insurance.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.


Note 4 - Accounting Policies:

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2002 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company's Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

The following table provides quarterly information about the Company's sales by product category:

                                           Quarter ended                             Quarter ended
                                         November 30, 2002                         November 30, 2001
                                ------------------------------------      -------------------------------------
                                   Critical             Cardiac              Critical             Cardiac
                                     Care                Care                  Care                 Care
                                ----------------    ----------------      ----------------    -----------------
Sales to external
      customers                   $     76,200        $    12,600           $    71,000         $    13,200

The following tables present quarterly information about geographic areas:


                                                               Quarter ended November 30, 2002
                              ------------------------------------------------------------------------------------------------
                                 United         Asia and                         Other
                                 States          Africa          Europe         Foreign         Export          Consolidated
                              -------------   -------------    ----------     -----------    ------------     ----------------
 Sales to unaffiliated        $      59,500   $       9,500    $    8,300     $     2,500    $      9,000     $         88,800
      customers

                                                               Quarter ended November 30, 2001
                              ------------------------------------------------------------------------------------------------
                                 United         Asia and                         Other
                                 States          Africa          Europe         Foreign         Export          Consolidated
                              -------------   -------------    ----------     -----------    ------------     ----------------
 Sales to unaffiliated
      customers               $      56,295   $       7,437    $    7,671     $     2,418    $     10,379     $         84,200

Note 6 - New Accounting Standards:

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

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 6 - New Accounting Standards (continued):

of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. The Company is studying the provisions of this statement and has not determined the impact, if any, that this statement may have on its financial statements.

Note 7 - Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,619 in cash which includes the relief from $5,539 of accounts receivable that had been due from this distributor, subject to post-closing adjustments. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

Although the Company's product line had been Stepic Medical's major business prior to the purchase of its net assets by the Company, Stepic Medical had also distributed the Horizon Medical Products product line and complementary critical care products of other medical device manufacturers. As of September 4, 2002, Horizon Medical Products initiated its own direct distribution of its products. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $86. Intangible assets acquired of $3,451 are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The cash purchase price for this acquisition was allocated as follows:

        Accounts receivable                                $10,090
        Inventories                                          6,830
        Other current assets                                    25
        Property, plant and equipment                          116
        Goodwill and intangible assets                       3,537
        Current liabilities                                 (7,979)
                                                       -------------
           Total Purchase Price                            $12,619
                                                       =============


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Business Acquisitions (continued):

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and sale of chronic hemodialysis catheters, for approximately $10,827, subject to post-closing adjustments and contingent payments. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. The acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $10,127, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine the fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make contingent payments to Diatek based on the achievement of specified annual sales levels of certain hemodialysis product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:


        Accounts receivable                                $   176
        Inventories                                            423
        Property, plant and equipment                          179
        Intangible assets                                   10,127
        Current liabilities                                    (78)
                                                       -------------
           Total Purchase Price                            $10,827
                                                       =============


Pro forma financial information for the acquisitions described above is not being furnished because these acquisitions did not involve a significant amount of assets (within the meaning of federal securities laws) nor did they have any material effect on the Company's results of operations or financial condition for any of the periods presented.

                            ARROW INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2002 AND THE COMPANY'S OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

Net sales for the three months ended November 30, 2002 increased 5.5% to $88.8 million, compared with $84.2 million in the same period last year due primarily to an increase in critical care product sales and sales of products distributed by Arrow's recently acquired Stepic subsidiary of products of other medical device manufacturers in the first quarter of fiscal 2003. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:


Sales by Product Platform
(in millions)                                         Quarter ended
                                                      -------------
                                          November 30, 2002    November 30, 2001
                                          -----------------    -----------------

       Central Venous Catheters                  $42.7                $40.1
       Specialty Catheters                        30.4                 28.9
       Stepic distributed products                 3.1                    -
       Drug Infusion Pumps                           -                  2.0
                                                 -----                -----
            Subtotal Critical Care                76.2                 71.0
       Cardiac Care                               12.6                 13.2
                                                 -----                -----
            TOTAL                                $88.8                $84.2
                                                 =====                =====

Sales of critical care products increased 7.3% to $76.2 million in the first quarter of fiscal 2003 from $71.0 million in the comparable prior year period due primarily to increased sales of central venous and special catheters offset by decreased sales of drug infusion pump products as a result of the Company's divestiture of its implantable drug infusion pump

                            ARROW INTERNATIONAL, INC.

business on April 1, 2002, as discussed below. The strength of critical care product sales in the first quarter of fiscal 2003 was primarily due to an increasing number of hospitals that began purchasing the Company's newly introduced procedure kits featuring its safety components. This trend is expected to continue as hospitals seek to protect their personnel from inadvertent blood exposure due to needle sticks and other sharp-related injuries. Sales of specialty catheters increased in the first quarter of fiscal 2003 due to improved sales of the Company's Percutaneous Thrombolytic Device and Arrow Walrus(TM) products. Sales of cardiac care products decreased by 4.5% to $12.6 million in the first quarter of fiscal 2003 from $13.2 million in the comparable prior year period, principally as a result of decreased sales to an other medical device manufacturer. International sales increased by 5.0% to $29.3 million in the first quarter of fiscal 2003 from $27.9 million in the comparable prior year period, principally as a result of increased sales of central venous and special catheters. International sales represented 33.0% of net sales in the first quarter of fiscal 2003 compared to 33.1% in the same prior year period. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for the quarter increased by $0.4 million.

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products for the three months ended November 30, 2002, compared to $2.0 million of such sales in the comparable period of fiscal 2002.

Gross profit decreased 0.7% to $43.4 million in the three months ended November 30, 2002 compared to $43.7 million in the same period of fiscal 2002. As a percentage of net sales, gross profit decreased to 48.9% during the three months ended November 30, 2002 from 51.9% in the comparable prior year period. The decline in gross margin was due primarily to lower margins realized on the sale of inventories which were adjusted to fair market value since they were acquired as part of the Company's purchase of the net assets of Stepic Medical, the Company's former New York City distributor, on September 3, 2002, and the distribution of acquired products of other medical device manufacturers through the Company's Stepic subsidiary.

Research, development and engineering expenses decreased by 9.0% to $6.1 million in the three months ended November 30, 2002 from $6.7 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the first quarter of fiscal 2003 to 6.9% compared to 8.0% in the same period in fiscal 2002. These decreases were due primarily to lower research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System, in addition to less research and development expenditures for the Company's implantable drug infusion pump product line as a result of the Company's divestiture of this business in April 2002. Research and development spending increased for the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation.

                            ARROW INTERNATIONAL, INC.

In December 2002, the Company received regulatory approval in Germany to begin a clinical trial of the CorAide(TM) device. Implantation training and hospital review board approvals are currently underway with the first implants of this smaller centrifugal pump presently anticipated to take place during the first quarter of calendar year 2003. Initial implants of the CorAide(TM) will be for bridge-to-transplant and bridge-to-recovery patients.

In December 2002, European patient number 26 was implanted with the Arrow LionHeart(TM) at the German Heart Center in Bad Oyenhausen, Germany bringing the total number of European implants of the device to 26 and the total number of worldwide implants to 34. To date, the total number of European sites approved to implant the device is ten and the total number of worldwide approved sites is
15. Later in January 2003, the Company plans to submit clinical trial data to its European Notified Body, TUV Product Service, that the Company believes is supportive of its application to sell the Arrow LionHeart(TM) device in Europe with the required CE mark. The Company anticipates that it will receive approval to CE mark the Arrow LionHeart(TM) for sale in Europe in the first half of calendar year 2003.

Selling, general and administrative expenses increased by 5.8% to $20.2 million during the three months ended November 30, 2002 from $19.1 million in the comparable prior year period and, as a percentage of net sales, increased to 22.7% in the first quarter of fiscal 2003 from 22.6% in the comparable period of fiscal 2002. This increase was due primarily to several offsetting factors, including: increased legal costs in connection with a patent dispute relating to certain of the Company's hemodialysis catheter products (see Item 1. Notes to Consolidated Financial Statements - Note 3); increased expenses relating to the Company's defined benefit pension plans; increased expenses relating to an expansion of the Company's European headquarters in Brussels, Belgium; costs incurred in connection with the Company's acquisition of Stepic Medical, as further discussed below in this Item 2; and a decrease in expenses relating to the Company's implantable drug infusion pump business, as a result of its having been sold in April 2002.

Principally due to the above factors, operating income decreased in the first quarter of fiscal 2003 by 3.9% to $17.2 million from $17.9 million in the comparable prior year period.

Other expenses (income), net, amounted to $0.3 million of expense during the first quarter of each of fiscal 2003 and fiscal 2002. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes decreased during the first quarter of fiscal 2003 by 4.5% to $16.9 million from $17.7 million in the comparable prior year period. For the first quarter of each of fiscal 2003 and 2002, the Company's effective income tax rate was 32.5%.

Net income in the first quarter of fiscal 2003 decreased by 4.2% to $11.4 million from $11.9 million in the comparable fiscal 2002 period. As a percentage of net sales, net income represented 12.8% in the three months ended November 30, 2002 compared to 14.2% in the same period of fiscal 2002.

                            ARROW INTERNATIONAL, INC.

Basic and diluted earnings per common share were $0.52 in the three months ended November 30, 2002, down 3.7%, or $0.02 per share, from $0.54 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,861,203 in first quarter of fiscal 2003 from 21,891,355 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 21,939,594 in first quarter of fiscal 2003 from 22,026,856 in the comparable prior year period. These decreases were primarily a result of the Company's share repurchase program, which, as discussed below, remains in effect.


Liquidity and Capital Resources

Arrow's primary source of funds is cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows. For the three months ended November 30, 2002, net cash provided by operations was $16.2 million, a decrease of $4.2 million from the comparable prior year period, due primarily to increased accounts receivable and increased payments of accrued liabilities. Accounts receivable, measured in days sales outstanding during the period, increased to 82 days at November 30, 2002 from 80 days at August 31, 2002, due primarily to increased accounts receivable in connection with the Company's purchase of the net assets of Stepic Medical, as further discussed below, and the timing of sales.

Accrued liabilities decreased $1.4 million in the three months ended November 30, 2002 compared to a $1.0 million increase in the same period of fiscal 2002 due primarily to payments in the first quarter of fiscal 2003 for product liability and workers compensation premiums.

Net cash used in the Company's investing activities increased to $24.7 million in the three months ended November 30, 2002 from $5.5 million in the comparable period of fiscal 2002, due primarily to the Company's business acquisitions completed in the first quarter of fiscal 2003, as further discussed below.

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million in cash which includes the relief from $5.5 million of accounts receivable that had been due from this distributor, subject to post-closing adjustments. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

Although the Company's product line had been Stepic Medical's major business prior to the purchase of its net assets by the Company, Stepic Medical had also distributed the Horizon Medical Products product line and complementary critical care products of other medical device manufacturers. As of September 4, 2002, Horizon Medical Products initiated its own

                            ARROW INTERNATIONAL, INC.

direct distribution of its products. The acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $0.1 million. Intangible assets acquired of $3.5 million are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. This purchase price for this acquisition was allocated as follows:

           (in millions)
        Accounts receivable                              $10.1
        Inventories                                        6.8
        Other current assets                                 -
        Property, plant and equipment                      0.1
        Goodwill and intangible assets                     3.5
        Current liabilities                               (7.9)
                                                     ----------
           Total Purchase Price                          $12.6
                                                     ==========

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and sale of chronic hemodialysis catheters, for approximately $10.8 million, subject to post-closing adjustments and contingent payments. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. The acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired, and therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $10.1 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine the fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make contingent payments to Diatek based on the achievement of specified annual sales levels of certain hemodialysis product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

           (in millions)
        Accounts receivable                              $ 0.2
        Inventories                                        0.4
        Property, plant and equipment                      0.2
        Intangible assets                                 10.1
        Current liabilities                               (0.1)
                                                     ----------
           Total Purchase Price                          $10.8
                                                     ==========

                            ARROW INTERNATIONAL, INC.

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000, $3.5 million in fiscal 2001, and $1.0 million in fiscal 2002 for achievement of milestones during those periods. During the three months ended November 30, 2002, the Company paid $250,000 to Belmont for achievement of an additional milestone, representing the seventh of eight quarterly installments of $250,000 payable by the Company (which payments commenced in April 2001), leaving $250,000 remaining to be paid as of November 30, 2002. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $7.1 million. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

Financing activities used $8.0 million of net cash in the three months ended November 30, 2002, compared to $10.8 million in the comparable prior year period, primarily as a result of a decrease in the Company's repayment of borrowings under its U.S. revolving credit facility offset in part by an increase in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program. The Company's Board of Directors has authorized the repurchase of up to a maximum of 2,000,000 shares under the share repurchase program. During the three months ended November 30, 2002, the Company purchased 197,200 shares of its common stock under this program for $6.4 million. As of November 30, 2002, the Company had repurchased a total of 1,616,000 shares under this program for approximately $50.1 million since the program's inception in March 1999.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At November 30, 2002, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $5.9 million was outstanding. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50.0 million. At November 30, 2002, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $18.1 million, of which $9.6 million was outstanding as of November 30, 2002. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins.

                            ARROW INTERNATIONAL, INC.

Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities decreased $0.6 million and $3.0 million during the three months ended November 30, 2002 and November 30, 2001, respectively.

A summary of all of the Company's contractual obligations and commercial commitments as of November 30, 2002 were as follows:

                                                                           PAYMENTS DUE OR COMMITMENT
                                                                              EXPIRATION BY PERIOD
                                                     ------------------------------------------------------------------------

           CONTRACTUAL OBLIGATIONS AND
              COMMERCIAL COMMITMENTS                                 LESS THAN         1 - 3         4 - 5         AFTER 5
                  (IN MILLIONS)                         TOTAL          1 YEAR          YEARS         YEARS          YEARS
--------------------------------------------------   -----------    -------------    ----------    -----------    -----------
Long-term debt                                         $   2.8         $   0.5         $ 2.3          $ -           $  -
Operating leases                                          10.9             5.1           3.8            1.0            1.0
Other long-term obligations                                0.7             0.3           0.1            0.1            0.2
Lines of credit*                                          15.5            15.5           -              -              -
Standby letters of credit                                  1.5             1.5           -              -              -
                                                     -----------    -------------    ----------    -----------    -----------

Total cash contractual obligations and
commercial commitments                                 $  31.4         $  22.9         $ 6.2          $ 1.1         $  1.2
                                                     ===========    =============    ==========    ===========    ===========

------------------
*Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 2.

During the three month periods ended November 30, 2002 and 2001, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.8% and 20.8%, respectively.

In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency exchange and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transaction being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy

                           ARROW INTERNATIONAL, INC.

Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 30, 2002 outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $12.0 million mature at various dates through February 2003 and foreign currency option contracts with a fair market value of less than $0.1 million mature at various dates through February 2003. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

In fiscal 2001, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including related equipment, at its existing manufacturing and research facility in the Czech Republic. Construction of the additional space at this facility was completed in December 2001. As of November 30, 2002, the Company has spent $9.9 million on this construction, which includes $1.1 million in the first quarter of fiscal 2003. The Company has completed this construction as of November 30, 2002, but additional equipment will continue to be purchased as production requirements warrant.

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

Critical Accounting Policies and Estimates

The Company has disclosed in Note 1 to its consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2002 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company's Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

                            ARROW INTERNATIONAL, INC.

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

Effective September 1, 2002, the Company adopted the provisions of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The impact of the adoption of this statement was not material to the Company's earnings in the three months ended November 30, 2002.


New Accounting Standards

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

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. The Company is studying the provisions of this statement and has not determined the impact, if any, that this statement may have on its financial statements.

                            ARROW INTERNATIONAL, INC.

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements as defined in the Private Securities Litigation Act of 1995. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in the Company's filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002 and in its other filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (i) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (ii) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (iii) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (iv) dependence on patents and proprietary rights to protect the Company's trade secrets and technology; (v) risks associated with the Company's international operations; (vi) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (vii) risks associated with the Company's use of derivative financial instruments; and (viii) dependence on the continued service of key members of the Company's management.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments:

During the three month periods ended November 30, 2002 and 2001, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.8% and 20.8%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions

                            ARROW INTERNATIONAL, INC.

occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

At November 30, 2002, the Company had forward exchange contracts to sell foreign currencies which mature at various dates through February 2003. The following table identifies forward exchange contracts to sell foreign currencies at November 30, 2002 and August 31, 2002:

                                                  November 30, 2002                          August 31, 2002
                                            Notional           Fair Market            Notional          Fair Market
                                             Amounts              Value               Amounts              Value
                                         --------------     ------------------     ---------------    -----------------
Foreign currency: (U.S. Dollar Equivalents)
Japanese yen                             $        1,646     $            1,633     $         1,471    $          1,480
Canadian dollars                                    763                    766                 318                 320
Euro                                              3,936                  3,962               3,441               3,424
Mexican peso                                        773                    773                 793                 792
African rand                                        198                    214                 192                 187
                                         --------------     ------------------     ---------------    -----------------
                                         $        7,316     $            7,348     $         6,215    $          6,203
                                         ==============     ==================     ===============    =================

At November 30, 2002, the Company also had foreign currency forward exchange contracts to buy foreign currencies which mature at various dates through December 2002. The following table identifies forward exchange contracts to buy foreign currencies at November 30, 2002 and August 31, 2002:

                                               November 30, 2002                          August 31, 2002
                                            Notional           Fair Market            Notional           Fair Market
                                             Amounts              Value               Amounts               Value
                                         --------------     ------------------     ---------------    -----------------
Foreign currency: (U.S. Dollar Equivalents)

Czech koruna                             $        4,669     $            4,689     $         3,848    $          3,879

                            ARROW INTERNATIONAL, INC.

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three months ended November 30, 2002 and 2001, the Company recognized a time value loss of $0 and $32, respectively, against net sales in addition to the recognition of an intrinsic value loss of $106 and gain of $114, respectively. At November 30, 2002, the Company has unrealized holding losses of $185 related to these foreign currency option contracts and has foreign currency option contracts which mature at various dates through February 2003. The following table identifies foreign currency option contracts at November 30, 2002 and August 31, 2002:

                                                     November 30, 2002                          August 31, 2002
                                               Premium             Fair Market           Premium              Fair Market
                                                 Paid                 Value                Paid                 Value
                                            ----------------    -----------------     --------------      -----------------
Foreign currency: (U.S. Dollar Equivalents)
Japanese yen                                $             82    $               3     $          188      $               8


Item 4.  Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this quarterly report on Form 10-Q, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                            ARROW INTERNATIONAL, INC.


PART II. OTHER INFORMATION


Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index on page 30 for a list of the Exhibits filed as part of this report.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended November 30, 2002.

                            ARROW INTERNATIONAL, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               ARROW INTERNATIONAL, INC.
                                                      (Registrant)




Date: January 13, 2003               By:    /s/  Frederick J. Hirt
                                          --------------------------------------
                                                    (signature)

                                           Frederick J. Hirt
                                           Chief Financial Officer
                                           Vice President-Finance & Treasurer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)

                                 CERTIFICATIONS


I, Marlin Miller, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arrow International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003
                                            /s/ Marlin Miller, Jr.
                                          --------------------------------------
                                          Marlin Miller, Jr.
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

                                 CERTIFICATIONS

I, Frederick J. Hirt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arrow International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003

                                 /s/ Frederick J. Hirt
                               -------------------------------------------------
                               Frederick J. Hirt
                               Chief Financial Officer, Vice President/Finance and Treasurer
                               (Principal Financial Officer and Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
NUMBER       OF EXHIBIT                                        METHOD OF FILING
------       ----------                                        ----------------

99.1         Certification of Chief Executive Officer          Filed herewith.
             pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.


99.2         Certification of Chief Financial Officer          Filed herewith.
             pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002.