Form 10-Q
period 2003-02-28
ARROW INTERNATIONAL INC
filed 2003-04-11
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the second quarter period ended February 28, 2003

                                       or

     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ____________ to ____________

     Commission File Number   0-20212

                            ARROW INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                         23-1969991
--------------------------------------                           ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


2400 Bernville Road, Reading, Pennsylvania                           19605
------------------------------------------                          -------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:             (610) 378-0131
                                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -   -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                       Shares outstanding at April 10, 2003
         ---------                     ------------------------------------

Common Stock, No Par Value                       21,614,803


                                      ARROW INTERNATIONAL, INC.

                                           Form 10-Q Index


                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at February 28, 2003
                   and August 31, 2002                                                           3-4

                   Consolidated Statements of Income                                             5-6

                   Consolidated Statements of Cash Flows                                         7-8

                   Consolidated Statements of Comprehensive Income                                 9

                   Notes to Consolidated Financial Statements                                  10-15

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                         16-27

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                                           27-29

          Item 4.  Controls and Procedures                                                        29

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders                            30

          Item 6.  Exhibits and Reports on Form 8-K                                               31


Signature                                                                                         32

Certifications                                                                                 33-34

Exhibit Index                                                                                     35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                           ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                (In thousands)
                                                  (Unaudited)


                                                               February 28,                   August 31,
                                                                  2003                           2002
                                                           -------------------            -------------------
ASSETS
Current assets:
     Cash and cash equivalents                         $                25,075        $                33,103
     Accounts receivable, net                                           84,576                         74,983
     Inventories                                                        90,194                         85,946
     Prepaid expenses and other                                         26,863                         25,464
     Deferred income taxes                                               5,650                          5,377
                                                           -------------------            -------------------
     Total current assets                                              232,358                        224,873
                                                           -------------------            -------------------

Property, plant and equipment                                          270,469                        261,480

Less accumulated depreciation                                         (140,708)                      (131,157)
                                                           -------------------            -------------------
                                                                       129,761                        130,323
                                                           -------------------            -------------------

Goodwill                                                                38,757                         38,591
Intangible and other assets, net                                        39,795                         27,738
Deferred income taxes                                                    3,912                          4,155
                                                           -------------------            -------------------
     Total other assets                                                 82,464                         70,484
                                                           -------------------            -------------------

     Total assets                                      $               444,583        $               425,680
                                                       =======================        =======================


                          See accompanying notes to consolidated financial statements

                                                   Continued


                                           ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                     (In thousands, except share amounts)
                                                  (Unaudited)


                                                                  February 28,                  August 31,
                                                                      2003                         2002
                                                          --------------------------      -----------------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                $                      300      $                   300
      Notes payable                                                           17,816                       16,132
      Accounts payable                                                         7,054                        9,736
      Cash overdrafts                                                          3,966                        2,697
      Accrued liabilities                                                     15,031                       12,273
      Accrued compensation                                                     7,071                        6,500
      Accrued income taxes                                                     5,879                        2,787
                                                          --------------------------      -----------------------
      Total current liabilities                                               57,117                       50,425

Long-term debt                                                                 2,000                          300
Accrued postretirement benefit obligations                                    14,909                       14,599

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
      5,000,000 shares authorized;
      none issued                                                                  -                            -
Common stock, no par value;
      50,000,000 shares authorized;
      26,478,813 shares issued                                                45,661                       45,661
Additional paid-in capital                                                     4,524                        4,054
Retained earnings                                                            385,863                      365,778
      Less treasury stock at cost:
          4,865,128 and 4,507,994 shares,
          respectively                                                       (63,738)                     (50,328)
Accumulated other comprehensive
      (expense)                                                               (1,753)                      (4,809)
                                                          --------------------------      -----------------------
      Total shareholders' equity                                             370,557                      360,356
                                                          --------------------------      -----------------------

      Total liabilities and shareholders' equity          $                  444,583       $              425,680
                                                          ==========================      =======================


                          See accompanying notes to consolidated financial statements


                                           ARROW INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                              (In thousands, except share and per share amounts)
                                                  (Unaudited)


                                                                             For the three months ended
                                                                  --------------------------------------------------
                                                                        February 28,               February 28,
                                                                            2003                       2002
                                                                  ------------------------    ----------------------
Net sales                                                          $               92,757      $             85,826
Cost of goods sold                                                                 47,019                    41,458
                                                                  ------------------------    ----------------------
     Gross profit                                                                  45,738                    44,368
                                                                  ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                                          6,409                     6,389
     Selling, general and administrative                                           21,735                    18,784
                                                                  ------------------------    ----------------------
     Operating income                                                              17,594                    19,195
                                                                  ------------------------    ----------------------
Other (income) expenses:
     Interest expense, net of amount capitalized                                      138                       192
     Interest income                                                                  (30)                      (43)
     Other, net                                                                      (179)                      231
                                                                  ------------------------    ----------------------
     Other (income) expenses, net                                                     (71)                      380
                                                                  ------------------------    ----------------------
Income before income taxes                                                         17,665                    18,815
Provision for income taxes                                                          5,741                     6,115
                                                                  ------------------------    ----------------------

        Net income                                                 $               11,924      $             12,700
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.55      $               0.59
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.55      $               0.58
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.080      $              0.070
                                                                  ========================    ======================

Weighted average shares outstanding
     used in computing basic earnings
      per common share                                                         21,691,983                21,862,123
                                                                  ========================    ======================

Weighted average shares outstanding
     used in computing diluted earnings
      per common share                                                         21,871,226                22,067,240
                                                                  ========================    ======================


                          See accompanying notes to consolidated financial statements


                                           ARROW INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                              (In thousands, except share and per share amounts)
                                                  (Unaudited)


                                                                              For the six months ended
                                                                  --------------------------------------------------
                                                                        February 28,                February 28,
                                                                            2003                        2002
                                                                  ------------------------    ----------------------
Net sales                                                          $              181,596      $            170,028
Cost of goods sold                                                                 92,414                    81,953
                                                                  ------------------------    ----------------------
     Gross profit                                                                  89,182                    88,075
                                                                  ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                                         12,481                    13,119
     Selling, general and administrative                                           41,921                    37,853
                                                                  ------------------------    ----------------------
     Operating income                                                              34,780                    37,103
                                                                  ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                                      225                       438
     Interest income                                                                 (170)                      (82)
     Other, net                                                                       151                       279
                                                                  ------------------------    ----------------------
     Other expenses, net                                                              206                       635
                                                                  ------------------------    ----------------------
Income before income taxes                                                         34,574                    36,468
Provision for income taxes                                                         11,236                    11,852
                                                                  ------------------------    ----------------------

        Net income                                                 $               23,338      $             24,616
                                                                  ========================    ======================

Basic earnings per common share                                    $                 1.07      $               1.13
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 1.07      $               1.12
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.150      $              0.135
                                                                  ========================    ======================

Weighted average shares outstanding
     used in computing basic earnings
      per common share                                                         21,777,060                21,876,819
                                                                  ========================    ======================

Weighted average shares outstanding
     used in computing diluted earnings
      per common share                                                         21,905,877                22,047,128
                                                                  ========================    ======================


                          See accompanying notes to consolidated financial statements


                                                   ARROW INTERNATIONAL, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                          (Unaudited)

                                                                                          For the Six Months Ended
                                                                                  February 28,                February 28,
                                                                                      2003                        2002
                                                                             ----------------------        ------------------
Cash flows from operating activities:
      Net income                                                             $              23,338         $          24,616
Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                           9,739                     9,080
      Amortization                                                                           1,978                     1,718
      Gain on sale of securities                                                                 -                    (1,703)
      Deferred income taxes                                                                    (22)                   (2,128)
      Realized holding gain on securities                                                        -                     1,052
      Unrealized holding gain on foreign currency options                                      204                       671
      Loss on sale of implantable drug
         infusion pump business                                                                  -                     1,115
      Increase (decrease) in provision for post retirement
         benefit obligation                                                                    310                      (327)
      Other                                                                                    363                       377
Changes in operating assets and liabilities, net of effects
      from acquisitions
      Accounts receivable, net                                                              (2,316)                   (1,789)
      Inventories                                                                            3,441                     2,106
      Prepaid expenses and other                                                            (1,214)                     (623)
      Accounts payable and accrued liabilities                                              (4,198)                    1,511
      Accrued compensation                                                                     375                       (41)
      Accrued income taxes                                                                   3,333                       670
                                                                             ----------------------        ------------------
      Total adjustments                                                                     11,993                    11,689
                                                                             ----------------------        ------------------
      Net cash provided by operating activities                                             35,331                    36,305
Cash flows from investing activities:
      Capital expenditures                                                                  (7,297)                  (11,956)
      (Increase) decrease in intangible and other assets                                      (451)                      120
      Cash paid for businesses acquired                                                    (21,257)                        -
      Proceeds from sale of securities                                                           -                     2,540
                                                                             ----------------------        ------------------
      Net cash used in investing activities                                                (29,005)                   (9,296)

Cash flows from financing activities:
      Increase (decrease) in notes payable                                                     470                   (15,110)
      Principal payments of long-term debt                                                    (300)                     (300)
      Increase (decrease) in book overdrafts                                                 1,269                    (1,422)
      Dividends paid                                                                        (3,062)                   (2,851)
      Proceeds from stock options exercised                                                    373                       931
      Purchase of treasury stock                                                           (13,676)                   (5,758)
                                                                             ----------------------        ------------------
      Net cash used in financing activities                                                (14,926)                  (24,510)
Effect of exchange rate changes on cash
      and cash equivalents                                                                     572                      (246)

Net change in cash and cash equivalents                                                     (8,028)                    2,253
Cash and cash equivalents at beginning of year                                              33,103                     2,968
                                                                             ----------------------        ------------------
Cash and cash equivalents at end of period                                   $              25,075         $           5,221
                                                                             ======================        ==================


                                  See accompanying notes to consolidated financial statements

                                                           Continued


                                               ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                    (In thousands)
                                                      (Unaudited)


                                                                                 For the six months ended
                                                                     ------------------------------------------------
                                                                          February 28,              February 28,
                                                                              2003                      2002
                                                                     ---------------------     ----------------------
Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                              $              31,562     $          -
Liabilities assumed                                                                 10,305                -
                                                                     ---------------------     ----------------------
Cash paid for assets                                                 $              21,257     $          -
                                                                     =====================     ======================

Cash paid for businesses acquired:
      Working capital                                                $               9,488                -
      Property, plant and equipment                                                    294                -
      Goodwill and intangible assets                                                13,725                -
      Notes payable and current maturities
         of long-term debt                                                            (250)               -
      Long-term debt                                                                (2,000)               -
                                                                     ---------------------     ----------------------
                                                                     $              21,257     $          -
                                                                     =====================     ======================

Treasury Stock issued for 401(k) plan contribution                   $                 363     $                  377
                                                                     =====================     ======================


                              See accompanying notes to consolidated financial statements


                                           ARROW INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (In thousands)
                                                  (Unaudited)


                                                                             For the Three Months Ended
                                                                          February 28,         February 28,
                                                                              2003                 2002
                                                                       -----------------    ------------------
Net income                                                             $         11,924     $          12,700

Other comprehensive income (expense):
Currency translation adjustments                                                  2,895                  (361)
Unrealized holding gain on foreign currency
    option contracts                                                                103                   703
Unrealized holding loss on securities,
    net of tax ($0 and $192, respectively)                                            -                  (309)
Reclassification adjustment for gains
    on securities included in net income, net of
    tax ($0 and $653, respectively)                                                   -                (1,050)
                                                                       -----------------    ------------------
Other comprehensive income (expense)                                              2,998                (1,017)
                                                                       -----------------    ------------------
Total comprehensive income                                             $         14,922     $          11,683
                                                                       =================    ==================

                                                                             For the Six Months Ended
                                                                          February 28,         February 28,
                                                                              2003                 2002
                                                                       -----------------    ------------------
Net income                                                             $         23,338                24,616
Other comprehensive income (expense):
Currency translation adjustments                                                  2,852                  (766)
Unrealized holding gain on foreign currency
    option contracts                                                                204                   671
Unrealized holding loss on securities,
    net of tax ($0 and $399, respectively)                                            -                  (642)
Reclassification adjustment for gains
    on securities included in net income, net of
    tax ($0 and $653, respectively)                                                   -                (1,050)
                                                                       -----------------    ------------------
Other comprehensive income (expense)                                              3,056                (1,787)
                                                                       -----------------    ------------------
Total comprehensive income                                             $         26,394                22,829
                                                                       =================    ==================


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

Note 2 - Inventories:

Inventories are summarized as follows:
                                              February 28,          August 31,
                                                 2003                  2002
                                           ----------------      ---------------
   Finished goods                          $         28,134      $        27,425
   Semi-finished goods                               24,172               23,054
   Work-in-process                                   10,881                8,478
   Raw materials                                     27,007               26,989
                                           ----------------      ---------------
                                           $         90,194      $        85,946
                                           ================      ===============


Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company is currently a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by or licensed to the plaintiffs. A preliminary trial date for these actions that had initially been set for May 13, 2003 has recently been postponed to an as yet to be determined date later in calendar 2003. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patents and that, consequently, at trial or subsequently on appeal, it has meritorious legal defenses with respect to these actions.


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 3 - Commitments and Contingencies (continued):

The Company is also currently a defendant in a lawsuit alleging that certain of its Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. The plaintiffs are also seeking a preliminary injunction to prevent the Company from selling these products. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patent and that, consequently, at the preliminary injunction hearing or later in this litigation, it has meritorious legal defenses with respect to this action and is vigorously contesting it.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

As previously reported, a product liability lawsuit against the Company tried before a jury in Arkansas state court, resulted in a judgment against the Company in May 2001 for compensatory and punitive damages. In February 2003, the Company's appeal from this judgment to the Arkansas state court of appeals was unsuccessful. On April 3, 2003, the Company's petition to the Arkansas Supreme Court to hear the appeal of the state court of appeals' decision was denied. In February 2003, the Company was successful in defending an action brought by its insurer seeking a judicial declaration that it would not be obligated to indemnify the Company for the punitive damages portion of the judgment. As a result, subject to deductibles specified in the Company's product liability insurance policies, all compensatory and punitive damages resulting from this product liability lawsuit are covered by the Company's primary and excess product liability insurance policies.


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

Note 4 - Accounting Policies (continued):

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

The following table provides quarterly information about the Company's sales by product category:

                                              Quarter ended                           Quarter ended
                                            February 28, 2003                       February 28, 2002
                                            -----------------                       -----------------
                                       Critical             Cardiac            Critical             Cardiac
                                         Care                Care                Care                Care
                                    ---------------    ----------------    ---------------     -------------
Sales to external
     customers                      $        78,500    $         14,300    $        72,200     $      13,600

The following tables present quarterly information about geographic areas:

                                                      Quarter ended February 28, 2003
                          --------------------------------------------------------------------------------------------
                              United        Asia and                          Other
                              States         Africa         Europe            International          Consolidated
                          -------------   -----------    -----------          -------------          ------------
Sales to unaffiliated
     customers            $      62,200   $    11,600    $    14,300             $  4,700            $     92,800


                                                      Quarter ended February 28, 2002
                          --------------------------------------------------------------------------------------------
                              United        Asia and                          Other
                              States         Africa         Europe            International          Consolidated
                          -------------   -----------    -----------          -------------          ------------
Sales to unaffiliated
     customers            $      57,805   $    11,200    $    12,595             $  4,200            $     85,800

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 5 - Segment Reporting: (Continued)

The following table provides year-to-date information about the Company's sales by product category:

                                             Six months ended                       Six months ended
                                            February 28, 2003                       February 28, 2002
                                            -----------------                       -----------------
                                       Critical             Cardiac            Critical             Cardiac
                                         Care                Care                Care                Care
                                    ---------------    ----------------    ---------------     -------------
Sales to external
     customers                      $       154,700    $         26,900    $       143,200     $      26,800

The following tables present year-to-date information about geographic areas:

                                                         Six months ended February 28, 2003
                          --------------------------------------------------------------------------------------------
                              United        Asia and                          Other
                              States         Africa         Europe            International          Consolidated
                          -------------   -----------    -----------          -------------          ------------
Sales to unaffiliated
     customers            $     121,700   $    24,500    $    26,700             $  8,700            $    181,600


                                                         Six months ended February 28, 2002
                          --------------------------------------------------------------------------------------------
                              United        Asia and                          Other
                              States         Africa         Europe            International          Consolidated
                          -------------   -----------    -----------          -------------          ------------
Sales to unaffiliated
     customers            $     114,100   $    22,600    $    24,000             $  9,300            $    170,000

Note 6 - New Accounting Standards:

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. The Company is studying the provisions of this statement and will comply with its interim-period disclosure requirements in the third quarter of fiscal 2003.


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,624, which includes the relief from $5,539 of accounts receivable that had been due from this distributor, subject to post-closing adjustments. As of February 28, 2003, pursuant to the asset purchase agreement, the Company has paid $12,374 in cash and owes an additional $250 in notes payable in respect of the purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $90. Intangible assets acquired of $3,452 are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

            Accounts receivable                            $10,090
            Inventories                                      6,830
            Other current assets                                25
            Property, plant and equipment                      116
            Goodwill and intangible assets                   3,542
            Current liabilities                             (7,979)
                                                      -------------
               Total Purchase Price                        $12,624
                                                      =============

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and sale of chronic hemodialysis catheters, for approximately $10,883, subject to post-closing adjustments and contingent payments. As of February 28, 2003, pursuant to the asset purchase agreement, the Company has paid $8,883 in cash and owes an additional $2,000 in notes payable in respect of the purchase price for this acquisition. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $10,183, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a preliminary fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make contingent payments to Diatek based on the achievement of specified annual sales levels of certain hemodialysis


                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Business Acquisitions (continued):

product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

            Accounts receivable                          $     176
            Inventories                                        423
            Property, plant and equipment                      179
            Intangible assets                               10,183
            Current liabilities                                (78)
                                                      -------------
               Total Purchase Price                      $  10,883
                                                      =============

Pro forma amounts are not presented as the acquisitions described above did not have any material effect on the Company's results of operations or financial condition for any of the years presented.

Note 8 - Subsequent Event:

On March 18, 2003, the Company purchased substantially all of the assets of the company doing business as NeoCare(R) in San Antonio, Texas for approximately $16,452, subject to post-closing adjustments. NeoCare(R) is a supplier of specialty catheters and related procedure kits to neonatal intensive care units. The Company believes that this acquisition will further strengthen the Company's broad product line of critical care related products and will serve as the base for possible further expansion of the Company's pediatric product line.

                            ARROW INTERNATIONAL, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2002 AND THE COMPANY'S PERIODIC REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Net sales for the three months ended February 28, 2003 increased by $7.0 million, or 8.2%, to $92.8 million from $85.8 million in the same period last year due primarily to an increase in critical care product sales, including sales of products distributed by the Company's acquired Stepic subsidiary, and a favorable foreign exchange impact in the second quarter of fiscal 2003 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, as discussed below. Net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                        Quarter ended
                                                     -------------
                                       February 28, 2003       February 28, 2002
                                       -----------------       -----------------
       Central Venous Catheters             $44.4                    $42.3
       Specialty Catheters                   30.8                     28.0
       Stepic distributed products            3.3                        -
       Drug Infusion Pumps                      -                      1.9
                                             ----                      ---
            Subtotal Critical Care           78.5                     72.2
       Cardiac Care                          14.3                     13.6
                                             ----                     ----
            TOTAL                           $92.8                    $85.8
                                            =====                    =====

Sales of critical care products increased 8.7% to $78.5 million from $72.2 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters offset by decreased sales of drug infusion pump products as a result of the Company's divestiture of its implantable drug infusion pump business on April 1, 2002 as discussed below. The strength of critical care product sales in the second quarter of fiscal 2003 was primarily due to an increasing number of hospitals that began purchasing the Company's newly introduced procedure kits featuring its safety components. This trend is expected to continue as hospitals seek to protect their personnel from inadvertent blood exposure due to needle sticks and other sharp-related injuries. Sales of specialty catheters increased in the second quarter of fiscal 2003 due to improved sales of the Company's Percutaneous Thrombolytic Device and epidural products in addition to increased sales of renal access products. Sales of cardiac care products increased to $14.3 million from

                            ARROW INTERNATIONAL, INC.

$13.6 million, an increase of 5.1% from the comparable prior year period, due primarily to increased sales of intra-aortic balloon ("IAB") products. International sales increased by 9.3% to $30.6 million in the second quarter of fiscal 2003 from $28.0 million in the comparable prior year period and represented 33.0% of net sales, compared to 32.6% in the same prior year period. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for the quarter increased by $2.2 million.

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products for the three months ended February 28, 2003, compared to $1.9 million of such sales in the same period of fiscal 2002.

Gross profit increased 2.9% to $45.7 million in the three months ended February 28, 2003, compared to $44.4 million in the same period of fiscal 2002. As a percentage of net sales, gross profit decreased to 49.3% during the three months ended February 28, 2003 from 51.7% in the comparable prior year period. The decline in gross margin was due primarily to lower margins realized on the sale of inventories of products purchased as part of the Company's acquisition of the net assets of Stepic Medical, the Company's former New York City distributor, on September 3, 2002, and the distribution of acquired products of other medical device manufacturers through the Company's Stepic subsidiary.

Research, development and engineering expenses were $6.4 million in both of the three month periods ended February 28, 2003 and February 28, 2002. As a percentage of net sales, these expenses decreased in the second quarter of fiscal 2003 to 6.9% compared to 7.4% in the same period in fiscal 2002 as a result of increased net sales in the second quarter of fiscal 2003. During the second quarter of fiscal 2003, research, development and engineering expenses were affected by decreased research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System, decreased research and development expenditures for the Company's implantable drug infusion pump product line as a result of the Company's divestiture of this business in April 2002, offset by increased research and development spending for the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. A description of the current status of the Company's major research and development programs is provided below under "Six Months Ended February 28, 2003 Compared to Six Months Ended February 28, 2002."

Selling, general and administrative expenses increased by 15.4% to $21.7 million during the three months ended February 28, 2003 from $18.8 million in the comparable prior year period and, as a percentage of net sales, increased to 23.4% in the second quarter of fiscal 2003 from 21.9% in the comparable period of fiscal 2002. This increase was due primarily to several factors: (1) increased legal costs of $1.1 million associated with the Company's defense of patent litigation relating to its acute hemodialysis catheter products (see Item
1. Notes to Consolidated Financial Statements - Note 3); (2) increased expenses of $0.2 million relating to the Company's defined benefit pension plans; (3) increased expenses of $0.3 million relating to the strengthening of the Company's international marketing; and (4) selling, general and administrative expenses of $1.4 million incurred in connection with the Company's acquisitions of Stepic Medical and Diatek, as further discussed below under "Liquidity and Capital Resources." This increase was offset in part by a decrease in expenses of $1.0 million relating to the Company's implantable drug infusion pump business as a result of its having been sold in April 2002. The Company expects to incur additional legal costs of approximately $1.3 million in the second half of fiscal 2003 in connection with an upcoming trial in the patent litigation relating to acute hemodialysis catheter products.

                            ARROW INTERNATIONAL, INC.

Principally due to the above factors, operating income decreased in the second quarter of fiscal 2003 by 8.3% to $17.6 million from $19.2 million in the comparable prior year period.

Other expenses (income), net, was ($0.1) million of income in the second quarter of fiscal 2003 compared to $0.4 million of expense in the same prior year period principally due to lower interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes decreased in the second quarter of fiscal 2003 by 5.9% to $17.7 million from $18.8 million in the comparable prior year period. For the second quarter of each of fiscal 2003 and 2002, the Company's effective income tax rate was 32.5%.

Net income in the second quarter of fiscal 2003 decreased by 6.3% to $11.9 million from $12.7 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 12.9% in the three months ended February 28, 2003 compared to 14.8% in the same period of fiscal 2002.

Basic earnings per common share were $0.55 in the three months ended February 28, 2003, down 6.8%, or $0.04 per share, from $0.59 in the comparable prior year period. Diluted earnings per share were $0.55 in the three months ended February 28, 2003, down 5.2%, or $0.03 per share, from $0.58 in the comparable prior year period. Weighted average common shares outstanding used in computing basic earnings per common share decreased to 21,691,983 in the second quarter of fiscal 2003 from 21,862,123 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 21,871,226 in the second quarter of fiscal 2003 from 22,067,240 in the comparable prior year period. These decreases were primarily a result of the Company's share repurchase program, which, as discussed below, remains in effect.

Six Months Ended February 28, 2003 Compared to Six Months Ended February 28,
2002

Net sales for the six months ended February 28, 2003 increased by $11.6 million, or 6.8%, to $181.6 million from $170.0 million in the same period last year. This increase was due primarily to increased sales of the Company's critical care products, including sales of products distributed by the Company's acquired Stepic subsidiary.

The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                      Six months ended
                                                   ----------------
                                        February 28, 2003      February 28, 2002
                                        -----------------      -----------------
       Central Venous Catheters              $87.1                     $82.4
       Specialty Catheters                    61.2                      56.9
       Stepic distributed products             6.4                         -
       Drug Infusion Pumps                       -                       3.9
                                             -----                     -----
            Subtotal Critical Care           154.7                     143.2
       Cardiac Care                           26.9                      26.8
                                             -----                     -----
            TOTAL                           $181.6                    $170.0
                                            ======                    ======

                            ARROW INTERNATIONAL, INC.

Sales of critical care products were $154.7 million for the six months ended February 28, 2003, compared to $143.2 million in the same period of fiscal 2002, due primarily to increased sales of central venous and specialty catheters offset by decreased sales of drug infusion pump products as a result of the Company's divestiture of its implantable drug infusion pump business on April 1, 2002, as discussed below. Sales of specialty catheters increased in the six months ended February 28, 2003 due to improved sales of the Company's Percutaneous Thrombolytic Device and epidural products in addition to increased sales of renal access products. Cardiac care product sales increased to $26.9 million from $26.8 million, an increase of 0.4% from the comparable prior year period, due primarily to increased sales of IAB products offset in part by decreased sales to another medical device manufacturer. International sales increased by 7.2% to $59.9 million from $55.9 million in the same prior year period, and increased to 33.0% of net sales for the six months ended February 28, 2003 from 32.9% in the comparable period of fiscal 2002. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for the six month period ended February 28, 2003 increased by $2.6 million.

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products for the six months ended February 28, 2003, compared to $3.9 million of such sales in the same period of fiscal 2002.

Gross profit increased 1.2% to $89.2 million in the six months ended February 28, 2003, compared to $88.1 million in the same period of fiscal 2002. As a percentage of net sales, gross profit decreased to 49.1% during the six months ended February 28, 2003 from 51.8% in the comparable period of fiscal 2002. The decline in gross margin was due primarily to lower margins realized on the sale of inventories of products purchased as part of the Company's acquisition of the net assets of Stepic Medical, the Company's former New York City distributor, on September 3, 2002, and the distribution of acquired products of other medical device manufacturers through the Company's Stepic subsidiary.

Research, development and engineering expenses decreased by 4.6% to $12.5 million in the six months ended February 28, 2003 from $13.1 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the first half of fiscal 2003 to 6.9%, compared to 7.7% in the same period in fiscal 2002, due primarily to lower research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System, in addition to less research and development expenditures for the Company's implantable drug infusion pump product line as a result of the Company's divestiture of this business in April 2002, offset in part by increased research and development spending for the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation.

The Company has implanted the Arrow LionHeart(TM) in 34 patients worldwide including 26 in Europe. To date, the total number of European sites approved to implant the device is ten and the total number of worldwide approved sites is
15. The Company's European Notified Body, TUV Product Services of Munich Germany, is currently reviewing the Company's application to sell the Arrow LionHeart(TM) in Europe with the required CE mark. A decision on this application is expected during the second quarter of calendar year 2003. There have been no significant changes in patient status since the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002, and the Company believes that the Arrow LionHeart(TM) is providing comparable or better results than other approved mechanical

                            ARROW INTERNATIONAL, INC.

assist devices. Therefore, the Company continues to anticipate that it will receive approval to CE mark the Arrow LionHeart(TM) for sale in Europe in the first half of calendar year 2003, although it cannot assure that such approval will be obtained.

The Company's CorAide(TM) continuous flow ventricular assist system is now ready for initial human implants with regulatory approvals in place at two European sites. Patient screening is now in progress for initial implants of the CorAide(TM) as a bridge-to-transplant and bridge-to-recovery device. The Company believes that a successful CorAide(TM) device would provide a lower cost, less invasive and broader application approach to ventricular assist than pulsatile devices that are currently available or under development.

Selling, general and administrative expenses increased by 10.6% to $41.9 million during the six months ended February 28, 2003 from $37.9 million in the comparable prior year period and, as a percentage of net sales, increased to 23.1% in the first half of fiscal 2003 from 22.3% in the comparable period of fiscal 2002. This increase was due primarily to several factors: (1) increased legal costs of $1.6 million associated with the Company's defense of patent litigation relating to its acute hemodialysis catheter products (see Item 1. Notes to Consolidated Financial Statements - Note 3); (2) increased expenses of $0.4 million relating to the Company's defined benefit pension plans; (3) increased expenses of $0.5 million relating to the strengthing of the Company's international marketing; and (4) selling, general and administrative expenses of $2.4 million incurred in connection with the Company's acquisitions of Stepic Medical and Diatek, as further discussed below under "Liquidity and Capital Resources." This increase was offset in part by a decrease in expenses of $2.1 million relating to the Company's implantable drug infusion pump business as a result of its having been sold in April 2002. The Company expects to incur additional legal costs of approximately $1.3 million in the second half of fiscal 2003 in connection with an upcoming trial in the patent litigation relating to acute hemodialysis catheter products.

Principally due to the above factors, operating income decreased in the first half of fiscal 2003 by 6.2% to $34.8 million from $37.1 million in the comparable period of fiscal 2002.

Other expenses (income), net, decreased to $0.2 million of expense in the first half of fiscal 2003 from $0.6 million of expense in the same period of the prior fiscal year principally due to lower interest expense on the Company's revolving credit facility.

As a result of the factors discussed above, income before income taxes decreased in the first half of fiscal 2003 by 5.2% to $34.6 million from $36.5 million in the comparable prior year period. For the six months ended February 28, 2003 and February 28, 2002 the Company's effective income tax rate was 32.5%.

Net income decreased by 5.3% to $23.3 million in the six months ended February 28, 2003 from $24.6 million in the first half of fiscal 2002. As a percentage of net sales, net income represented 12.9% during the six months ended February 28, 2003 compared to 14.5% in the same period of fiscal 2002.

Basic earnings per common share were $1.07 in the six month period ended February 28, 2003 down 5.3%, or $0.06 per share, from $1.13 in the comparable prior year period. Diluted earnings per common share were $1.07 in the six month period ended February 28, 2003, down 4.5%, or $0.05 per share, from $1.12 per share in the comparable prior year period primarily as a result of the above factors. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,777,060 in the first half of fiscal 2003 from 21,876,819 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 21,905,877 in the first half of fiscal 2003 from 22,047,128 in the comparable prior period. These decreases were primarily a result of the Company's share repurchase program, which, as discussed below, remains in effect.

                            ARROW INTERNATIONAL, INC.

Liquidity and Capital Resources

The Company's primary source of funds is cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows. For the six months ended February 28, 2003, net cash provided by operations was $35.3 million, a decrease of $1.0 million from the comparable prior year period, due primarily to increased payments of accounts payable offset in part by an increase in accrued taxes. Accounts receivable, measured in days sales outstanding during the period, increased to 84 days at February 28, 2003 from 80 days at August 31, 2002, due primarily to increased accounts receivable in connection with the Company's purchase of the net assets of Stepic Medical, as further discussed below, and a fewer number of collection days in February 2003 as compared to August 2002.

Accounts payable decreased $2.7 million in the six months ended February 28, 2003, compared to a $1.4 million increase in the same period of fiscal 2002, due primarily to the timing of the Company's payments to its vendors.

Accrued taxes increased $3.1 million in the six months ended February 28, 2003, compared to a $0.7 million increase in the same period of fiscal 2002, due primarily to the timing of estimated tax payments.

Net cash used in the Company's investing activities increased to $29.0 million in the six months ended February 28, 2003 from $9.3 million in the comparable period of fiscal 2002, due primarily to the Company's business acquisitions completed in the first six months of fiscal 2003, as further discussed below. Capital expenditures decreased to $7.3 million in the six month period ending February 28, 2003 from $12.0 million in the comparable prior year period primarily as a result of higher capital expenditures in fiscal 2002 associated with the Czech Republic plant expansion, as further discussed below, in addition to higher expenditures for certain computer software and hardware.

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million, which includes the relief from $5.5 million of accounts receivable that had been due from this distributor, subject to post-closing adjustments. As of February 28, 2003, pursuant to the asset purchase agreement, the Company has paid $12.4 million in cash and owes an additional $0.2 million in notes payable in respect of the purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $0.1 million. Intangible assets acquired of $3.5 million are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

                            ARROW INTERNATIONAL, INC.

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
                                                     ==========

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and sale of chronic hemodialysis catheters, for approximately $10.9 million, subject to post-closing adjustments and contingent payments. As of February 28, 2003, pursuant to the asset purchase agreement, the Company has paid $8.9 million in cash and owes an additional $2.0 million in notes payable in respect of the purchase price for this acquisition. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $10.2 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a preliminary fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make contingent payments to Diatek based on the achievement of specified annual sales levels of certain hemodialysis product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

               (in millions)
            Accounts receivable                         $  0.2
            Inventories                                    0.4
            Property, plant and equipment                  0.2
            Intangible assets                             10.2
            Current liabilities                           (0.1)
                                                     ----------
               Total Purchase Price                      $10.9
                                                     ==========

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000, $3.5 million in fiscal 2001, and $1.0 million in fiscal 2002 for achievement of milestones during those periods. During the six months ended February 28, 2003, the Company paid $500,000 to Belmont for achievement of the final two milestones, representing the seventh and eighth quarterly installments of $250,000 payable by the Company (which payments commenced in April 2001). With these final two payments, the Company has completed its payment obligations to Belmont pursuant to the asset purchase agreement and, as of February 28, 2003, no longer owes any amounts to

                            ARROW INTERNATIONAL, INC.


Belmont. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $7.1 million. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

Financing activities used $14.9 million of net cash in the six months ended February 28, 2003, compared to $24.5 million in the comparable prior year period, primarily as a result of a decrease in the Company's repayment of borrowings under its U.S. revolving credit facility offset in part by an increase in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program. The Company's Board of Directors has authorized the repurchase of up to a maximum of 2,000,000 shares under the share repurchase program. During the six months ended February 28, 2003, the Company purchased 378,800 shares of its common stock under this program for $13.7 million. As of February 28, 2003, the Company had repurchased a total of 1,797,600 shares under this program for approximately $57.3 million since the program's inception in March 1999.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At February 28, 2003, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes. At February 28, 2003, the Company had $7.1 million outstanding under this credit facility, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of
1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50.0 million. At February 28, 2003, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $18.7 million, of which $10.7 million was outstanding as of February 28, 2003. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $1.7 million and $16.6 million during the six months ended February 28, 2003 and February 28, 2002, respectively.

                            ARROW INTERNATIONAL, INC.


A summary of all of the Company's contractual obligations and commercial commitments as of February 28, 2003 were as follows:

                                                                 PAYMENTS DUE
                                                                     OR
                                                             COMMITMENT EXPIRATION
                                                                   BY PERIOD
                                             --------------------------------------------------
CONTRACTUAL OBLIGATIONS AND                             LESS THAN    1 - 3     4 - 5    AFTER 5
COMMERCIAL COMMITMENTS                         TOTAL     1 YEAR      YEARS     YEARS     YEARS
----------------------                         -----     ------      -----     -----     -----
($ IN MILLIONS)
Long-term debt                                $  2.3     $  0.3     $  2.0    $    -     $    -
Operating leases                                 8.9        3.7        3.4       0.8        1.0
Other long-term obligations                      0.4        0.0        0.1       0.1        0.2
Lines of credit*                                17.8       17.8          -         -          -
Standby letters of credit                        1.4        1.4          -         -          -
                                               -----      -----     ------    ------     ------

Total cash contractual obligations and
     commercial commitments                    $30.8      $23.2     $  5.5    $  0.9     $  1.2
                                               =====      =====     ======    ======     ======

* Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 2.

During the six month periods ended February 28, 2003 and 2002, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.0% and 21.0%, respectively. In addition, a part of the Company's costs of goods sold is denominated in foreign currencies. The Company enters into foreign currency exchange and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transaction being hedged. The premiums paid on foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial

                            ARROW INTERNATIONAL, INC.


condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of February 28, 2003, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $8.5 million mature at various dates through May 2003. As of February 28, 2003, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency exchange and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

In fiscal 2001, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including related equipment, at its existing manufacturing and research facility in the Czech Republic. Construction of the additional space at this facility was completed in December 2001. As of February 28, 2003, the Company has completed the construction, including the purchase of related equipment, and has spent the authorized amount.

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

                            ARROW INTERNATIONAL, INC.


New Accounting Standards

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. The Company is studying the provisions of this statement and will comply with its interim-period disclosure requirements in the third quarter of fiscal 2003.

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

                            ARROW INTERNATIONAL, INC.


These factors include: (i) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (ii) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (iii) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (iv) dependence on patents and proprietary rights to protect the Company's trade secrets and technology, and the need for litigation to enforce or defend these rights; (v) risks associated with the Company's international operations; (vi) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (vii) risks associated with the Company's use of derivative financial instruments; and (viii) dependence on the continued service of key members of the Company's management.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.


Financial Instruments:

During the six month periods ended February 28, 2003 and 2002, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.0% and 21.0%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the changes in the U.S. collar value of foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency exchange contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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

                            ARROW INTERNATIONAL, INC.

At February 28, 2003 the Company had forward currency exchange contracts to sell foreign currencies which mature at various dates through May 2003. The following table identifies forward exchange contracts to sell foreign currencies at February 28, 2003 and August 31, 2002, as follows:

                                                  February 28, 2003                      August 31, 2002
                                            Notional          Fair Market          Notional          Fair Market
                                            Amounts              Value             Amounts              Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)
     Japanese yen                        $          425     $          424     $         1,471     $        1,480
     Canadian dollars                               301                303                 318                320
     Euro                                         4,287              4,293               3,441              3,424
     Mexican peso                                   533                534                 793                792
     African rand                                   244                245                 192                187
                                         ---------------    ---------------    ----------------    ---------------
                                         $        5,790     $        5,799     $         6,215     $        6,203
                                         ===============    ===============    ================    ===============


At February 28, 2003, the Company also had foreign currency forward exchange contracts to buy foreign currencies which mature at various dates through March
2003. The following table identifies forward exchange contracts to buy foreign currencies at February 28, 2003 and August 31, 2002:


                                                  February 28, 2003                      August 31, 2002
                                            Notional          Fair Market          Notional          Fair Market
                                            Amounts              Value             Amounts              Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)

Czech koruna                             $        2,720     $        2,714     $         3,848     $        3,879

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and six month periods ended February 28, 2003, the Company recognized intrinsic value losses against net sales of $106 and $212, respectively. At February 28, 2003, the Company had unrealized holding losses of $82 related to these foreign currency option contracts.

                            ARROW INTERNATIONAL, INC.

The Company had no foreign currency option contracts outstanding at February 28, 2003, as indicated in the following table:

                                                February 28, 2003                 August 31, 2002
                                            Premium       Fair Market         Premium        Fair Market
                                              Paid           Value              Paid            Value
                                              ----           -----              ----            -----
Foreign currency: (U.S. Dollar Equivalents)
   Japanese yen                             $      0        $     0           $     188        $      8

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

          (a) The Company held its annual meeting of shareholders on January 15, 2003.

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


          With respect to the election of directors, votes were cast as follows:

                                                  John H. Broadbent, Jr.
                                                  ----------------------
              Votes for                                      19,839,595
              Withheld                                          643,281

                                                       George W. Ebright
                                                       -----------------
              Votes for                                      20,439,763
              Withheld                                           43,113


          With respect to the other matter, votes were cast as follows:

                                            Ratification of the Appointment
                                              of Independent Accountants
                                              --------------------------
              Votes for                                      19,938,512
              Votes against                                     543,264
              Abstentions                                         1,100

          There were no broker non-votes in respect of these matters.

                            ARROW INTERNATIONAL, INC.



Item 6.     Exhibits and reports on Form 8-K


            (a)    Exhibits

                   See Exhibit Index on page 35 for a list of the Exhibits filed as a part of this report.

            (b)    Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended February 28, 2003.

                            ARROW INTERNATIONAL, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ARROW INTERNATIONAL, INC.
                                                       (Registrant)



Date:  April 11, 2003                    By:   /s/      Frederick J. Hirt
                                               ---------------------------------
                                                            (signature)

                                               Frederick J. Hirt
                                               Chief Financial Officer and
                                               Vice President-Finance
                                               (Principal Financial Officer and
                                               Chief Accounting Officer)

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

Date:  April 11, 2003
                                            /s/ Marlin Miller, Jr.
                                            ----------------------------------
                                            Marlin Miller, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

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

Date:  April 11, 2003

                      /s/ Frederick J. Hirt
                      --------------------------------------------------
                      Frederick J. Hirt
                      Chief Financial Officer and Vice President/Finance (Principal Financial Officer and Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION
NUMBER      OF EXHIBIT                                       METHOD OF FILING
------      ----------                                       ----------------


99.1        Certification of Chief Executive Officer         Furnished herewith.
            pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.


99.2        Certification of Chief Financial Officer         Furnished herewith.
            pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.