Form 10-Q
period 2003-05-31
ARROW INTERNATIONAL INC
filed 2003-07-14
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                   For the quarterly period ended May 31, 2003

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

           For the transition period from ____________ to ____________

                         Commission File Number 0-20212

                            ARROW INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                               23-1969991
--------------------------------                                   ------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


2400 Bernville Road, Reading, Pennsylvania                               19605
------------------------------------------                              -------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (610) 378-0131
                                                                  --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act) Yes X No
                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Shares Outstanding at July 9, 2003
         ---------                    ----------------------------------

Common Stock, No Par Value                         21,628,427


                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                                PAGE
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets at May 31, 2003
                     and August 31, 2002                                         3-4

                     Consolidated Statements of Income                           5-6

                     Consolidated Statements of Cash Flows                       7-8

                     Consolidated Statements of Comprehensive Income               9

                     Notes to Consolidated Financial Statements                10-19

            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                       20-33

            Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                         33-35

            Item 4.  Controls and Procedures                                      35

PART II.    OTHER INFORMATION

            Item 5.  Other Information                                            36

            Item 6.  Exhibits and Reports on Form 8-K                             36


Signature                                                                         37

Certifications                                                                 38-39

Exhibit Index                                                                     40


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                                           ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                 (In thousands)
                                                  (Unaudited)


                                                                 May 31,                      August 31,
                                                                  2003                           2002
                                                           -------------------            -------------------
ASSETS
Current assets:
     Cash and cash equivalents                         $                29,605         $               33,103
     Accounts receivable, net                                           80,184                         74,983
     Inventories                                                        92,962                         85,946
     Prepaid expenses and other                                         27,119                         25,464
     Deferred income taxes                                               5,687                          5,377
                                                           -------------------            -------------------
        Total current assets                                           235,557                        224,873
                                                           -------------------            -------------------

Property, plant and equipment                                          279,054                        261,480

Less accumulated depreciation                                         (145,484)                      (131,157)
                                                           -------------------            -------------------
                                                                       133,570                        130,323
                                                           -------------------            -------------------

Goodwill                                                                42,589                         38,591
                                                                                                            8
Intangible and other assets, net                                        48,216                          27,73
Deferred income taxes                                                        -                          4,155
                                                           -------------------            -------------------
     Total other assets                                                 90,805                         70,484
                                                           -------------------            -------------------

     Total assets                                      $               459,932         $              425,680
                                                      ========================        =======================


                          See accompanying notes to consolidated financial statements

                                                   Continued

                                           ARROW INTERNATIONAL, INC.
                                     CONSOLIDATED BALANCE SHEETS, Continued

                                      (In thousands, except share amounts)
                                                  (Unaudited)


                                                                       May 31,                      August 31,
                                                                        2003                           2002
                                                             --------------------------     --------------------------
LIABILITIES

Current liabilities:

      Current maturities of long-term debt                   $                      300      $                     300
      Notes payable                                                              15,952                         16,132
      Accounts payable                                                           10,309                          9,736
      Cash overdrafts                                                               690                          2,697
      Accrued liabilities                                                        10,149                         12,018
      Accrued compensation                                                        8,761                          6,755
      Accrued income taxes                                                        4,781                          2,787
                                                             --------------------------     --------------------------
      Total current liabilities                                                  50,942                         50,425

Long-term debt                                                                    4,000                            300
Accrued postretirement benefit obligations                                       15,019                         14,599

Deferred income taxes                                                             3,022                              -

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                                       -                              -
Common stock, no par value;
    50,000,000 shares authorized;
    26,478,813 shares issued                                                     45,661                         45,661
Additional paid-in capital                                                        4,754                          4,054
Retained earnings                                                               398,560                        365,778
    Less treasury stock at cost:
      4,859,185 and 4,507,994 shares,
      respectively                                                              (63,772)                       (50,328)
Accumulated other comprehensive income
   (expense)                                                                      1,746                         (4,809)
                                                             --------------------------     --------------------------
      Total shareholders' equity                                                386,949                        360,356
                                                             --------------------------     --------------------------
      Total liabilities and
         shareholders' equity                                $                  459,932     $                  425,680
                                                             ==========================     ==========================


                              See accompanying notes to consolidated financial statements

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands, except share and per share amounts)
                                                     (Unaudited)


                                                                             For the three months ended
                                                                  --------------------------------------------------
                                                                           May 31,                    May 31,
                                                                            2003                       2002
                                                                  ------------------------    ----------------------
Net sales                                                          $               96,949      $             86,712
Cost of goods sold                                                                 47,756                    43,378
                                                                  ------------------------    ----------------------
     Gross profit                                                                  49,193                    43,334
                                                                  ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                                          6,329                     6,854
     Selling, general and administrative                                           22,649                    19,611
                                                                  ------------------------    ----------------------
     Operating income                                                              20,215                    16,869
                                                                  ------------------------    ----------------------
Other (income) expenses:
     Interest expense, net of amount capitalized                                      139                        73
     Interest income                                                                  (85)                      (36)
     Other, net                                                                    (1,211)                      (62)
                                                                  ------------------------    ----------------------
     Other (income) expenses, net                                                  (1,157)                      (25)
                                                                  ------------------------    ----------------------
Income before income taxes                                                         21,372                    16,894
Provision for income taxes                                                          6,946                     5,491
                                                                  ------------------------    ----------------------

        Net income                                                 $               14,426      $             11,403
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.67      $               0.52
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.66      $               0.51
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.080      $              0.070
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         21,615,623                21,928,023
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         21,833,746                22,221,799
                                                                  ========================    ======================


                             See accompanying notes to consolidated financial statements

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands, except share and per share amounts)
                                                     (Unaudited)


                                                                              For the nine months ended
                                                                  --------------------------------------------------
                                                                          May 31,                    May 31,
                                                                           2003                       2002
                                                                  ------------------------    ----------------------
Net sales                                                          $              278,545      $            256,740
Cost of goods sold                                                                140,170                   125,331
                                                                  ------------------------    ----------------------
     Gross profit                                                                 138,375                   131,409
                                                                  ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                                         18,810                    19,973
     Selling, general and administrative                                           64,570                    57,464
                                                                  ------------------------    ----------------------
     Operating income                                                              54,995                    53,972
                                                                  ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                                      365                       511
     Interest income                                                                 (256)                     (118)
     Other, net                                                                    (1,060)                      217
                                                                  ------------------------    ----------------------
     Other expenses, net                                                             (951)                      610
                                                                  ------------------------    ----------------------
Income before income taxes                                                         55,946                    53,362
Provision for income taxes                                                         18,182                    17,343
                                                                  ------------------------    ----------------------

        Net income                                                 $               37,764      $             36,019
                                                                  ========================    ======================

Basic earnings per common share                                    $                 1.74      $               1.65
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 1.73      $               1.63
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.230      $              0.205
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         21,722,657                21,894,075
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         21,881,243                22,105,540
                                                                  ========================    ======================


                             See accompanying notes to consolidated financial statements

                                                   ARROW INTERNATIONAL, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                          (Unaudited)


                                                                                        For the nine months ended
                                                                             ------------------------------------------------
                                                                                    May 31,                     May 31,
                                                                                     2003                        2002
                                                                             ----------------------        ------------------
Cash flows from operating activities:
      Net income                                                             $              37,764         $          36,019
Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                                          14,317                    13,601
      Amortization                                                                           3,095                     2,375
      Gain on sale of securities                                                                 -                    (1,703)
      Deferred income taxes                                                                  6,857                      (560)
      Realized holding gain on securities                                                        -                     1,052
      Unrealized holding gain (loss) on foreign currency options                               286                      (169)
      Loss on sale of implantable drug
         infusion pump business                                                                  -                     1,415
      Increase (decrease) in provision for post retirement
         benefit obligation                                                                    420                      (462)
      Other                                                                                    530                       552
Changes in operating assets and liabilities, net of effects
      from acquisitions
      Accounts receivable, net                                                               3,663                     1,413
      Inventories                                                                            3,770                     4,422
      Prepaid expenses and other                                                            (1,592)                      438
      Accounts payable and accrued liabilities                                              (7,027)                   (2,344)
      Accrued compensation                                                                   1,771                       507
      Accrued income taxes                                                                   1,657                      (438)
                                                                             ----------------------        ------------------
      Total adjustments                                                                     27,747                    20,099
                                                                             ----------------------        ------------------
      Net cash provided by operating activities                                             65,511                    56,118
Cash flows from investing activities:
      Capital expenditures                                                                 (11,284)                  (17,686)
      (Increase) decrease in intangible and other assets                                      (792)                     (364)
      Cash paid for businesses acquired                                                    (36,142)                        -
      Proceeds from sale of business                                                             -                    13,000
      Proceeds from sale of securities                                                           -                     2,540
                                                                             ----------------------        ------------------
      Net cash used in investing activities                                                (48,218)                   (2,510)

Cash flows from financing activities:
      (Decrease) increase in notes payable                                                  (1,509)                  (35,014)
      Principal payments of long-term debt                                                    (300)                     (300)
      (Decrease) increase in book overdrafts                                                (2,006)                      372
      Dividends paid                                                                        (4,791)                   (4,382)
      Proceeds from stock options exercised                                                    572                     3,256
      Purchase of treasury stock                                                           (13,846)                   (5,758)
                                                                             ----------------------        ------------------
      Net cash used in financing activities                                                (21,880)                  (41,826)
Effect of exchange rate changes on cash
      and cash equivalents                                                                   1,089                       209

Net change in cash and cash equivalents                                                     (3,498)                   11,991
Cash and cash equivalents at beginning of year                                              33,103                     2,968
                                                                             ----------------------        ------------------
Cash and cash equivalents at end of period                                   $              29,605         $          14,959
                                                                             ======================        ==================


                                  See accompanying notes to consolidated financial statements
                                                           Continued

                                              ARROW INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                   (In thousands)
                                                     (Unaudited)


                                                                            For the nine months ended
                                                               ----------------------------------------------------
                                                                      May 31,                      May 31,
                                                                       2003                          2002
                                                               ----------------------       -----------------------
Supplemental schedule of noncash investing and financial activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

   Estimated fair value of assets acquired                     $              48,856        $                    -
   Liabilities assumed                                                        12,714                             -
                                                               ----------------------       -----------------------
   Cash paid for assets                                        $              36,142        $
                                                               ======================       =======================


   Cash paid for businesses acquired:
      Working capital                                          $              11,517        $                    -
      Property, plant and equipment                                            1,960                             -
      Goodwill and intangible assets                                          26,665                             -
      Long-term debt                                                          (4,000)                            -
                                                               ----------------------       -----------------------
                                                               $              36,142        $
                                                               ======================       =======================
   Treasury Stock issued for 401(k) plan contribution          $                 530        $                  553

   Intangible assets acquired by issuing treasury stock        $                   -        $                  464
                                                               ======================       =======================


                             See accompanying notes to consolidated financial statements

                                           ARROW INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (In thousands)
                                                  (Unaudited)


                                                                             For the three months ended
                                                                       ---------------------------------------
                                                                           May 31,                May 31,
                                                                             2003                  2002
                                                                       -----------------    ------------------
Net income                                                             $         14,426     $          11,403

Other comprehensive income (expense):
Currency translation adjustments                                                  3,417                 4,080
Unrealized holding gain (loss) on foreign currency
   option contracts                                                                  82                  (840)
                                                                       -----------------    ------------------
Other comprehensive income (expense)                                              3,499                 3,240
                                                                       -----------------    ------------------
Total comprehensive income                                             $         17,925     $          14,643
                                                                       =================    ==================



                                                                             For the nine months ended
                                                                       ---------------------------------------
                                                                           May 31,                May 31,
                                                                             2003                  2002
                                                                       -----------------    ------------------
Net income                                                             $         37,764     $          36,019
Other comprehensive income (expense):
Currency translation adjustments                                                  6,269                 3,314
Unrealized holding gain (loss) on foreign currency
    option contracts                                                                286                  (169)
Unrealized holding loss on securities,
   net of tax ($0 and $399, respectively)                                             -                  (642)
Reclassification adjustment for gains
   on securities included in net income, net of
   tax ($0 and $653, respectively)                                                    -                (1,050)
                                                                       -----------------    ------------------
Other comprehensive income (expense)                                              6,555                 1,453
                                                                       -----------------    ------------------
Total comprehensive income                                             $         44,319     $          37,472
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

Note 2 - Inventories:

Inventories are summarized as follows:

                                             May 31,             August 31,
                                              2003                   2002
                                        ----------------      ---------------
   Finished goods                       $         29,805      $        27,425
   Semi-finished goods                            24,095               23,054
   Work-in-process                                11,045                8,478
   Raw materials                                  28,017               26,989
                                        ----------------      ---------------
                                        $         92,962      $        85,946
                                        ================      ===============

Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company is currently a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by or licensed to the plaintiffs. A preliminary trial date for these actions has been set for September 29, 2003. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patents and that, consequently, at trial or subsequently on appeal, it has meritorious legal defenses with respect to these actions.

The Company is also currently a defendant in a lawsuit alleging that certain of its Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patent and that, consequently, it has meritorious legal defenses with respect to this action and is vigorously contesting it.

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

Note 4 - Accounting Policies:

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. As of May 31, 2003, the Company has adopted the interim period disclosure requirements of this statement.

As a result of the Company's adoption as of May 31, 2003, of the provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosures," the Company is required to disclose its policy related to its accounting for its stock option plans. This policy is included in Note 8 of Notes to Consolidated Financial Statements.

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2002 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than that described above, there have been no material changes to the critical accounting policies previously identified and described in the Company's Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

The following table provides quarterly information about the Company's sales by product category:

                                              Quarter ended                           Quarter ended
                                               May 31, 2003                           May 31, 2002
                                               ------------                           ------------
                                       Critical             Cardiac            Critical             Cardiac
                                         Care                Care                Care                Care
                                    ---------------    ----------------    ---------------     -------------
Sales to external
     customers                      $        82,400    $         14,500    $        72,300     $      14,400

The following tables present quarterly information about geographic areas:

                                                        Quarter ended May 31, 2003
                               ------------------------------------------------------------------------------
                                   United         Asia and                     Other
                                   States          Africa       Europe      International       Consolidated
                               -------------   -------------  -----------  ---------------     --------------
Sales to unaffiliated
     customers                 $      62,900   $      13,100  $    15,900  $         5,000     $       96,900


                                                        Quarter ended May 31, 2002
                               ------------------------------------------------------------------------------
                                   United         Asia and                     Other
                                   States          Africa       Europe      International       Consolidated
                               -------------   -------------  -----------  ---------------     --------------
Sales to unaffiliated
     customers                 $      57,000   $      12,100  $    12,600  $         5,000     $       86,700

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 5 - Segment Reporting (continued):

The following table provides year-to-date information about the Company's sales by product category:

                                            Nine months ended                        Nine months ended
                                               May 31, 2003                             May 31, 2002
                                               ------------                             ------------
                                       Critical             Cardiac            Critical            Cardiac
                                         Care                Care                Care               Care
                                    ---------------    ----------------    ---------------     -------------
Sales to external
     customers                      $       237,100    $         41,400    $       215,500     $      41,200


The following tables present year-to-date information about geographic areas:

                                                    Nine months ended May 31, 2003
                               ------------------------------------------------------------------------------
                                   United         Asia and                     Other
                                   States          Africa       Europe      International       Consolidated
                               -------------   -------------  -----------  ---------------     --------------
Sales to unaffiliated
     customers                 $     184,700   $      37,600  $    42,600  $        13,600     $      278,500

                                                    Nine months ended May 31, 2002
                               ------------------------------------------------------------------------------
                                   United         Asia and                     Other
                                   States          Africa       Europe      International       Consolidated
                               -------------   -------------  -----------  ---------------     --------------
Sales to unaffiliated
     customers                 $     171,100   $      34,700  $    36,600  $        14,300     $      256,700

Note 6 - New Accounting Standards Not Yet Adopted:

Financial Accounting Standard No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. This statement amends and clarifies accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for all contracts entered into or modified after June 30, 2003. The Company is studying the provisions of this statement and will comply with its requirements in the fourth quarter of fiscal 2003.

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,636, which includes the relief from $5,539 of accounts receivable that had been due from this distributor, subject to post-closing adjustments. As of May 31, 2003, pursuant to the asset purchase agreement, the Company has paid in cash the entire $12,636 purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $102. Intangible assets acquired of $3,452 are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

            Accounts receivable                            $10,090
            Inventories                                      6,830
            Other current assets                                25
            Property, plant and equipment                      116
            Goodwill and intangible assets                   3,554
            Current liabilities                             (7,979)
                                                      -------------
               Total purchase price                        $12,636
                                                      =============

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and sale of chronic hemodialysis catheters, for approximately $10,935, subject to post-closing adjustments. As of May 31, 2003, pursuant to the asset purchase agreement, the Company has paid $8,935 in cash and held back an additional $2,000 for potential purchase price adjustments classified as long-term debt. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $10,735, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a preliminary fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make royalty payments to Diatek based on the achievement of specified annual sales levels of certain hemodialysis product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels and are

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In Thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Business Acquisitions (continued):

being expensed as incurred. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

            Accounts receivable                            $   176
            Inventories                                        423
            Property, plant and equipment                      179
            Intangible assets                               10,735
            Current liabilities                               (578)
                                                      -------------
               Total purchase price                        $10,935
                                                      =============

On March 18, 2003, the Company purchased substantially all of the assets of the company doing business as NeoCare(R) in San Antonio, Texas for approximately $16,515, subject to post-closing adjustments. NeoCare(R) is a supplier of specialty catheters and related procedure kits to neonatal intensive care units. The Company believes that this acquisition will further strengthen the Company's broad product line of critical care related products and will serve as the base for possible further expansion of the Company's pediatric product line.
As of May 31, 2003, pursuant to the asset purchase agreement, the Company has paid $14,515 in cash and held back an additional $2,000 for potential purchase price adjustments classified as long-term debt. This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,768 was recorded as goodwill and will be evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8,539 are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

            Accounts receivable                            $   640
            Inventories                                      2,009
            Property, plant and equipment                    1,666
            Goodwill and intangible assets                  12,307
            Current liabilities                               (107)
                                                      -------------
               Total purchase price                        $16,515
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

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 8 - Stock Option Plans:

The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992 and approved by the Company's shareholders on April 27, 1992, the Directors Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996, with amendments thereto approved by the Company's shareholders on January 19, 2000, and the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the Company's shareholders on June 19, 2000. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 150,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 5,000 shares of common stock upon each eligible director's initial election to the Board of Directors and the grant of an additional option to purchase 1,500 shares of common stock on the date each year when directors are elected to the Board of Directors. The Company follows the provision of Accounting Principles Board
(APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the three and nine months ended May 31, 2003 and May 31, 2002, respectively.

In each of the three months ended May 31, 2003 and May 31, 2002, there were no options granted to purchase shares. During the nine months ended May 31, 2003 and May 31, 2002, the Company granted 8,000 and 554,415 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The option price per share ranged from $35.56 to $41.05 during the nine months ended May 31, 2003, and $36.73 to $42.94 in the same period in fiscal 2002. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and, once vested, are exercisable at any time.

In the first nine months of each of fiscal 2003 and 2002, the Company granted 12,000 options to its directors to purchase shares of the Company's common stock pursuant to the Directors Plan. The option price per share for the 2003 and 2002 awards was $41.05 and $41.24, respectively, which was equal to the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and, once vested, are exercisable at any time.

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)

                                   (Unaudited)


Note 8 - Stock Option Plans (continued):

Stock option activity for the three and nine month periods ended May 31, 2003 and 2002 is summarized in the tables below:

                                                                       For the three months ended
                                              -----------------------------------------------------------------------------
                                                           May 31, 2003                            May 31, 2002
                                              ---------------------------------------    ----------------------------------
                                                  Shares               Weighted             Shares            Weighted
                                                                       Average                                Average
                                                                       Exercise                               Exercise
                                                                        Price                                   Price
                                              ----------------    -------------------    --------------    ----------------
Outstanding at March 1                              1,198,615           $33.62               1,310,705         $33.51
Granted                                                     -                -                       -              -
Exercised                                             (11,230)          $33.18                 (66,690)        $34.06
Terminated                                             (5,310)          $34.21                 (18,810)        $32.12
                                              ----------------                           --------------

Outstanding at May 31                               1,182,075           $33.63               1,225,205         $33.50

Exercisable at  May 31                                619,047           $31.90                 426,292         $31.12

                                                                       For the nine months ended
                                              -----------------------------------------------------------------------------
                                                           May 31, 2003                            May 31, 2002
                                              ---------------------------------------    ----------------------------------
                                                  Shares               Weighted             Shares            Weighted
                                                                       Average                                Average
                                                                       Exercise                               Exercise
                                                                        Price                                  Price
                                              ----------------    -------------------    --------------   -----------------
Outstanding at September 1                          1,207,255           $33.51                 790,860         $30.66

Granted                                                20,000           $40.23                 566,415         $37.46
Exercised                                             (23,010)          $32.64                 (96,890)        $33.61
Terminated                                            (22,170)          $34.46                 (35,180)        $32.96
                                              ----------------                           --------------

Outstanding at May 31                               1,182,075           $33.63               1,225,205         $33.50

Exercisable at  May 31                                619,047           $31.90                 426,292         $31.12

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)

                                   (Unaudited)


Note 8 - Stock Option Plans (continued):

Stock options outstanding at May 31, 2003 are summarized in the table below:

                                                       Weighted
                                                        Average             Weighted                            Weighted
                                                       Remaining             Average                            Average
        Range of                   Number             Contractual           Exercise           Number           Exercise
     Exercise Prices             Outstanding             Life                 Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $25.13 - $42.94              1,182,075              6.69                $33.63            619,047           $31.90

The Company previously adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995 had been applied.

The per share weighted average value of stock options granted in the first nine months of fiscal 2003 and 2002 was $15.60 and $9.08, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                          May 31,            May 31,
                                           2003               2002
                                     ---------------    ----------------

Risk-free interest rate                       1.81%               2.98%
Dividend yield                                0.86%               0.74%
Volatility factor                            48.88%              22.07%
Expected lives                              4 years             4 years

Had compensation expense for stock options granted in fiscal 2003 and 2002 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended May 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below:

                                    Continued

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)

                                   (Unaudited)


Note 8 - Stock Option Plans (continued):

                                                           For the three months ended             For the nine months ended
                                                      ------------------------------------   -----------------------------------
                                                           May 31,             May 31,            May 31,            May 31,
                                                            2003                2002               2003               2002
                                                      ----------------    ----------------   ----------------   ----------------
Net income applicable to common shareholders
As reported                                           $        14,426     $        11,403    $        37,764    $        36,019
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects            $          (489)    $          (347)   $        (1,220)   $        (1,218)
Pro forma                                             $        13,937     $        11,056    $        36,544    $        34,801

Basic earnings per common share
As reported                                           $          0.67     $          0.52    $          1.74    $         1.65
Pro forma                                             $          0.64     $          0.50    $          1.68    $         1.59

Diluted earnings per common share
As reported                                           $          0.66     $          0.51    $          1.73    $         1.63
Pro forma                                             $          0.64     $          0.50    $          1.67    $         1.57

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of five years.


Note 9 - Subsequent Event:

On July 1, 2003, the Company purchased certain assets of its Florida-based distributor, IMA, Inc., for approximately 2,324, subject to post-closing adjustments. Following this transaction, the Company will be conducting direct sales activity in the territory formerly covered by IMA, Inc.

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

Results of Operations

Three Months Ended May 31, 2003 Compared to Three Months Ended May 31, 2002

Net sales for the three months ended May 31, 2003 increased by $10.2 million, or 11.8%, to $96.9 million from $86.7 million in the same period last year due primarily to an increase in critical care product sales, including sales of products distributed by the Company's acquired Stepic subsidiary, and a favorable foreign exchange impact in the third quarter of fiscal 2003 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, as discussed below. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                      Quarter ended
                                                   -------------
                                     May 31, 2003                 May 31, 2002
                                     ------------                 ------------
     Central Venous Catheters           $47.6                        $42.1
     Specialty Catheters                 31.5                         29.4
     Stepic distributed products          3.3                            -
          Subtotal                       82.4                         71.5
     Drug Infusion Pumps                    -                          0.8
                                         ----                         ----
          Subtotal Critical Care         82.4                         72.3
     Cardiac Care                        14.5                         14.4
                                         ----                         ----
          TOTAL                         $96.9                        $86.7
                                        =====                        =====

Sales of critical care products increased 14.0% to $82.4 million from $72.3 million in the comparable prior year period due primarily to increased sales of central venous catheters and specialty catheters offset by decreased sales of drug infusion products as a result of the Company's divestiture of its implantable drug infusion pump business on April 1, 2002 as discussed below. The strength of critical care product sales in the third quarter of fiscal 2003 was primarily due to an increasing number of hospitals purchasing the Company's recently introduced procedure kits featuring its safety devices. This trend is expected to continue as hospitals seek to protect their personnel from inadvertent blood exposure due to needle sticks and other sharp-related injuries. Sales of central veneous catheters increased in the third quarter of fiscal 2003 due to increased sales of renal access and NeoCare(R) products

                            ARROW INTERNATIONAL, INC.


resulting from the Company's acquisitions of Diatek and NeoCare(R), respectively, as discussed in Item 1. Notes to Consolidated Financial Statements
- Note 7. Sales of specialty catheters increased in the third quarter of fiscal 2003 due to improved sales of epidural products, intraveneous and extension sets, and rapid infusion catheters. Sales of cardiac care products increased to $14.5 million from $14.4 million, an increase of 0.7% from the comparable fiscal 2002 period, due primarily to increased sales of intra-aortic balloon ("IAB") products offset by decreased sales to another medical device manufacturer. International sales increased by 14.5% to $34.0 million from $29.7 million in the same prior year period and represented 35.1% of net sales, compared to 34.3% in the same prior year period. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for the quarter increased by $3.2 million.

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products for the three months ended May 31, 2003, compared to $0.8 million of such sales in the same period of fiscal 2002.

Gross profit increased 13.6% to $49.2 million in the three months ended May 31, 2003, compared to $43.3 million in the same period of fiscal 2002. As a percentage of net sales, gross profit increased to 50.7% during the three months ended May 31, 2003 from 50.0% in the comparable prior year period, due primarily to lower manufacturing costs associated with increased production at the Company's recently expanded international manufacturing facilities offset in part by the sale of high priced inventory related to the Company's acquisition of NeoCare as discussed in Item 1. Notes to Consolidated Financial Statements -
Note 7, and reduced shipments to its Florida area distributor, IMA, Inc., in preparation for the Company's purchase of certain assets of this distributor on July 1, 2003, as discussed in Item 1. Notes to Consolidated Financial Statements
- Note 9.

Research, development and engineering expenses decreased by 8.7% to $6.3 million in the three months ended May 31, 2003 from $6.9 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the third quarter of fiscal 2003 to 6.5%, compared to 7.9% in the same period in fiscal 2002. During the third quarter of fiscal 2003, research, development and engineering expenses were affected by decreased research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System, and on the Company's implantable drug infusion pump product line as a result of the Company's divestiture of this business in April 2002, offset in part by increased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. A description of the current status of the Company's major research and development programs is provided below under "Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002."

Selling, general and administrative expenses increased by 15.3% to $22.6 million in the three months ended May 31, 2003 from $19.6 million in the comparable prior year period. These expenses represented 23.4% of net sales for the third quarter of fiscal 2003, compared to 22.6% in the same period of fiscal 2002. This increase was due primarily to several factors: (1) increased legal costs of $0.3 million associated with the Company's defense of patent

                            ARROW INTERNATIONAL, INC.


litigation (see Item 1. Notes to Consolidated Financial Statements - Note 3);
(2) increased expenses of $0.2 million relating to the Company's defined benefit pension plans; (3) increased expenses of $0.4 million relating to the strengthening of the Company's international marketing; and (4) selling, general and administrative expenses of $1.7 million incurred in connection with the Company's acquisitions of Stepic Medical, Diatek and NeoCare, as further discussed below under "Liquidity and Capital Resources." This increase was offset in part by a decrease in expenses of $0.6 million resulting from the divestiture of the Company's implantable drug infusion pump business in April 2002. The Company expects to continue to incur additional legal costs in the fourth quarter of fiscal 2003 in connection with patent litigation.

Principally due to the above factors, operating income increased in the third quarter of fiscal 2003 by 19.5% to $20.2 million from $16.9 million in the comparable prior year period.

Other expenses (income), net, was $1.2 million of income in the third quarter of fiscal 2003 as compared to less than $0.1 million of income in the same prior year period, principally due to foreign currency transaction gains resulting from remeasurement of intercompany receivables denominated in the functional currencies of the Company's international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporary unhedged foreign currency exposure leading to a foreign currency transaction gain. This foreign currency exposure was hedged later in the fiscal quarter.

As a result of the factors discussed above, income before income taxes increased in the third quarter of fiscal 2003 by 26.0% to $21.3 million from $16.9 million in the comparable prior year period. For the third quarter of each of fiscal 2003 and 2002, the Company's effective income tax rate was 32.5%. The effective income tax rate is expected to decrease to approximately 30% for the fourth quarter of fiscal 2003 and to approximately 31.8% for fiscal 2003 primarily due to a favorable tax settlement expected in the fourth quarter of fiscal 2003 related to the Company's research and development tax credits.

Net income in the third quarter of fiscal 2003 increased by 27.2% to $14.5 million from $11.4 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 14.9% in the three months ended May 31, 2003 compared to 13.2% in the same period of fiscal 2002.

Basic earnings per common share were $0.67 in the three months ended May 31, 2003, up 28.8%, or $0.15 per share, from $0.52 in the comparable prior year period. Diluted earnings per share were $0.66 in the three months ended May 31, 2003, up 29.4%, or $0.15 per share, from $0.51 in the comparable prior year period. Weighted average common shares outstanding used in computing basic earnings per common share decreased to 21,615,623 in the third quarter of fiscal 2003 from 21,928,023 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 21,833,746 in the third quarter of fiscal 2003 from 22,221,799 in the comparable prior year period. These decreases were primarily a result of the Company's share repurchase program, which, as discussed below, remains in effect.

                            ARROW INTERNATIONAL, INC.


Nine Months Ended May 31, 2003 Compared to Nine Months Ended May 31, 2002

Net sales for the nine months ended May 31, 2003 increased by $21.8 million, or 8.5%, to $278.5 million from $256.7 million in the same period last year. This increase was due primarily to increased sales of the Company's critical care products, including sales of products distributed by the Company's acquired Stepic subsidiary. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                        Nine months ended
                                                     -----------------
                                          May 31, 2003             May 31, 2002
                                          ------------             ------------
       Central Venous Catheters             $135.6                     $124.5
       Specialty Catheters                    91.8                       86.3
       Stepic distributed products             9.7                          -
                                            ------                     ------
            Subtotal                         237.1                      210.8
       Drug Infusion Pumps                       -                        4.7
                                            ------                     ------
            Subtotal Critical Care           237.1                      215.5
       Cardiac Care                           41.4                       41.2
                                            ------                     ------
            TOTAL                           $278.5                     $256.7
                                            ======                     ======

Sales of critical care products were $237.1 million for the nine months ended May 31, 2003, compared to $215.5 million in the same period of fiscal 2002, due primarily to increased sales of central venous catheters and specialty catheters offset by decreased sales of drug infusion pump products as a result of the Company's divestiture of its implantable drug infusion pump business on April 1, 2002, as discussed below. The strength of critical care products in the nine months ended May 31, 2003 was primarily due to an increasing number of hospitals purchasing the Company's recently introduced procedure kits featuring its safety devices. This trend is expected to continue as hospitals seek to protect their personnel from inadvertent blood exposure due to needle sticks and other sharp-related injuries. Sales of central veneous catheters increased in the nine months ended May 31, 2003 due to increased sales of renal access and NeoCare(R) products resulting from the Company's acquisitions of Diatek and NeoCare(R), respectively, as discussed in Item 1. Notes to Consolidated Financial Statements
- Note 7. Sales of specialty catheters increased in the nine months ended May 31, 2003 due to improved sales of Percutaneous Thrombolytic Devices, epidural products, intraveneous and extension sets, and rapid infusion catheters. Cardiac care product sales increased to $41.4 million from $41.2 million, an increase of 0.5% from the comparable prior year period, due primarily to increased sales of diagnostic products and IAB products offset by decreased sales to another medical device manufacturer. International sales increased by 9.6% to $93.8 million from $85.6 million in the same prior year period, and increased to 33.7% of net sales for the nine months ended May 31, 2003 from 33.3% in the comparable period of fiscal 2002. As a result of the decreased strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries, net sales for the nine month period ended May 31, 2003 increased by $5.8 million.

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products for the nine months ended May 31, 2003, compared to $4.7 million of such sales in the same period of fiscal 2002.

                            ARROW INTERNATIONAL, INC.


Gross profit increased 5.3% to $138.4 million in the nine months ended May 31, 2003, compared to $131.4 million in the same period of fiscal 2002. As a percentage of net sales, gross profit decreased to 49.7% during the nine months ended May 31, 2003 from 51.2% in the comparable period of fiscal 2002. The decline in gross margin was due primarily to (1) lower margins realized on the sale of inventories of products purchased as part of the Company's acquisition of the net assets of Stepic Medical, the Company's former New York City distributor, on September 3, 2002, (2) the distribution of acquired products of other medical device manufacturers through the Company's Stepic subsidiary, and
(3) reduced shipments to its Florida area distributor, IMA, Inc., in preparation for the Company's purchase of certain assets of this distributor on July 1, 2003, as discussed in Item 1. Notes to Consolidated Financial Statements - Note 9 offset in part by (4) higher margins realized on the sale of renal access products associated with the Company's acquisition of Diatek, as discussed in
Item 1. Notes to Consolidated Financial Statements - Note 7.

Research, development and engineering expenses decreased by 6.0% to $18.8 million in the nine months ended May 31, 2003 from $20.0 million in the comparable prior year period. As a percentage of net sales, these expenses decreased to 6.8%, compared to 7.8% in the same period in fiscal 2002. These decreases were due primarily to lower research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System, offset in part by increased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. In addition, research and development expenditures for the Company's implantable drug infusion pump product line decreased as a result of the Company's divestiture of this business in April 2002.

In May 2003, a 35 year-old male U.S. patient was implanted with the Arrow LionHeart(TM) at the Hershey Medical Center of Pennsylvania State University, bringing the total number of U.S. implants of the device to 9 and the total number of worldwide implants to 35. To date, the total number of European sites approved to implant the device remains at ten and the total number of worldwide approved sites is at 18. As of June 24, 2003, the Company's European Notified Body, TUV Product Services of Munich Germany, appears to have nearly completed its review of the Company's application to sell the Arrow LionHeart(TM) in Europe with the required CE mark and the Company believes TUV is satisfied with the content of this application. The Company continues to believe that the Arrow LionHeart(TM) is providing comparable or better results than other approved mechanical assist devices. Therefore, the Company anticipates that it will receive approval to CE mark the Arrow LionHeart(TM) for sale in Europe in the fourth quarter of fiscal 2003, although it cannot assure that such approval will be obtained.

The first human implant of a CorAide(TM) continuous flow ventricular assist system took place in Germany on May 8, 2003. The patient experienced unexpected elevated levels of plasma-free hemoglobin and the device was replaced with another bridge device pending the availability of a donor heart. Subsequent analysis and testing of this device, together with small modifications to it, have provided insight into the probable causes responsible for the elevated level of hemolysis (plasma-free hemoglobin). Although there can be no assurance that these modifications will reduce hemolysis, the Company believes it should be in a position to resume human tests of the CorAide(TM) device in the near future. The Company continues to believe that a successful CorAide(TM) device would provide a lower cost, less

                            ARROW INTERNATIONAL, INC.


invasive and broader application approach to ventricular assist than pulsatile devices that are currently available or under development.

Selling, general and administrative expenses increased by 12.3% to $64.6 million during the nine months ended May 31, 2003 from $57.5 million in the comparable prior year period. As a percentage of net sales, these expenses increased to 23.2% in the first nine months of fiscal 2003 from 22.4% in the comparable period of fiscal 2002. These increases were due primarily to several factors:
(1) increased legal costs of $1.6 million associated with the Company's defense of patent litigation (see Item 1. Notes to Consolidated Financial Statements -
Note 3); (2) increased expenses of $0.6 million relating to the Company's defined benefit pension plans; (3) increased expenses of $0.9 million relating to the strengthening of the Company's international marketing; and (4) selling, general and administrative expenses of $4.2 million incurred in connection with the Company's acquisitions of Stepic Medical, Diatek and NeoCare, as further discussed below under "Liquidity and Capital Resources." These increases were offset in part by a decrease in expenses of $3.5 million resulting from the divestiture of the Company's implantable drug infusion pump business in April 2002.

Principally due to the above factors, operating income increased in the nine months of fiscal 2003 by 1.9% to $55.0 million from $54.0 million in the comparable period of fiscal 2002.

Other expenses (income), net, was $1.0 million of income in the nine months ended May 31, 2003 as compared to $0.6 million of expense in the same period of the prior fiscal year principally due to foreign currency transaction gains resulting from remeasurement of intercompany receivables denominated in the functional currencies of the Company's international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporary unhedged foreign currency exposure leading to a foreign currency transaction gain. This foreign currency exposure was hedged later in the fiscal quarter.

As a result of the factors discussed above, income before income taxes increased in the nine months ended May 31, 2003 by 4.7% to $55.9 million from $53.4 million in the comparable prior year period. For the first nine months of each of fiscal 2003 and 2002, the Company's effective income tax rate was 32.5%. The effective income tax rate will decrease to approximately 30% for the fourth quarter of fiscal 2003 and to approximately 31.8% for fiscal 2003 primarily due to a favorable tax settlement expected in the fourth quarter of fiscal 2003 related to the Company's research and development tax credits.

Net income in the nine months ended May 31, 2003 increased 5.0% to $37.8 million from $36.0 million in the nine months ended May 31, 2002. As a percentage of net sales, net income represented 13.6% in the nine months ended May 31, 2003 compared to 14.0% in the same period of fiscal 2002.

Basic earnings per common share were $1.74 for the nine month period ended May 31, 2003, up 5.5%, or $0.09 per share, from $1.65 in the comparable prior year period. Diluted earnings per common share were $1.73 for the nine month period ended May 31, 2003, up 6.1%, or $0.10 per share, from $1.63 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 21,722,657 in the nine months ended May 31, 2003 from 21,894,075 in the comparable prior year period. Weighted average shares of common stock outstanding used

                            ARROW INTERNATIONAL, INC.


in computing diluted earnings per common share decreased to 21,881,243 in the nine months ended May 31, 2003 from 22,105,540 in the comparable prior period. These decreases were a result of the Company's previously announced share repurchase program, which remains in effect.

Liquidity and Capital Resources

The Company's primary source of funds is cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows. For the nine months ended May 31, 2003, net cash provided by operations was $65.5 million, an increase of $9.4 million from the comparable prior year period, due primarily to a decrease in the net deferred tax asset and an increase in accrued taxes offset in part by an increase in accrued liabilities. Accounts receivable, measured in day's sales outstanding during the period, decreased to 79 days at May 31, 2003 from 80 days at August 31, 2002, due primarily to increased collection efforts by the Company.

The net deferred income tax asset decreased $6.9 million in the nine months ended May 31, 2003, compared to a $0.6 million increase in the same period of fiscal 2002, due primarily to the timing of book-tax differences resulting from more favorable than expected tax deductions for the fiscal year ending August 31, 2002 relating to depreciation, pension expense and certain special charges. Accrued taxes increased $2.0 million in the nine months ended May 31, 2003, compared to a $0.2 million decrease in the same period of fiscal 2002, due primarily to the timing of estimated tax payments.

Accrued liabilities decreased $1.9 million in the nine months ended May 31, 2003, compared to a $0.6 million increase in the same period of fiscal 2002. This change is due primarily to an increase in payments of product liability and workers compensation premiums in the nine months ended May 31, 2003, as compared to the same period of fiscal 2002, in addition to increased payments required to fund certain of the Company's pension plans during the first nine months of fiscal 2003.

Net cash used in the Company's investing activities increased to $48.2 million in the nine months ended May 31, 2003 from $2.5 million in the comparable period of fiscal 2002, due primarily to the Company's business acquisitions completed in the first nine months of fiscal 2003, as further discussed below, and by the proceeds received from the Company's sale of its implantable drug infusion pump business in the comparable period of 2002. Capital expenditures decreased to $11.3 million in the nine month period ending May 31, 2003 from $17.7 million in the comparable prior year period primarily as a result of the completion of the Company's expansion of its Czech Republic manufacturing facility in addition to lower expenditures for certain computer software and hardware.

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million, which includes the relief from $5.5 million of accounts receivable that had been due from this distributor, subject to post-closing adjustments. As of May 31, 2003, pursuant to the asset purchase agreement, the Company has paid in cash the entire $12.6 million purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

                            ARROW INTERNATIONAL, INC.


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
                                                     ==========

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and sale of chronic hemodialysis catheters, for approximately $10.9 million, subject to post-closing adjustments. As of May 31, 2003, pursuant to the asset purchase agreement, the Company has paid $8.9 million in cash and held back an additional $2.0 million for potential purchase price adjustments classified as long-term debt. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $10.7 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a preliminary fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make royalty payments to Diatek based on the achievement of specified annual sales levels of certain hemodialysis product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels and are being expensed as incurred. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. This business acquisition is expected to benefit the Company's fiscal year 2004 results. The purchase price for this acquisition was allocated as follows:

               (in millions)
            Accounts receivable                         $  0.2
            Inventories                                    0.4
            Property, plant and equipment                  0.2
            Intangible assets                             10.7
            Current liabilities                           (0.6)
                                                     ----------
               Total purchase price                      $10.9
                                                     ==========

                            ARROW INTERNATIONAL, INC.


On March 18, 2003, the Company purchased substantially all of the assets of the company doing business as NeoCare(R) in San Antonio, Texas for approximately $16.5 million, subject to post-closing adjustments. NeoCare(R) is a supplier of specialty catheters and related procedure kits to neonatal intensive care units. The Company believes that this acquisition will further strengthen the Company's broad product line of critical care related products and will serve as the base for possible further expansion of the Company's pediatric product line. As of May 31, 2003, pursuant to the asset purchase agreement, the Company has paid $14.5 million in cash and held back an additional $2.0 million for potential purchase price adjustments classified as long-term debt. This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $3.8 million was recorded as goodwill and will be evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8.5 million are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. This business acquisition is expected to benefit the Company's fiscal 2004 results. The purchase price for this acquisition was allocated as follows:

               (in millions)
            Accounts receivable                         $  0.6
            Inventories                                    2.0
            Property, plant and equipment                  1.7
            Goodwill and intangible assets                12.3
            Current liabilities                           (0.1)
                                                  -------------
               Total purchase price                     $ 16.5
                                                  =============

Financing activities used $21.9 million of net cash in the nine months ended May 31, 2003, compared to $41.8 million in the comparable prior year period, primarily as a result of a decrease in the Company's repayment of borrowings under its U.S. revolving credit facility offset in part by an increase in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program. The Company's Board of Directors has authorized the repurchase of up to a maximum of 2,000,000 shares under the share repurchase program. During the nine months ended May 31, 2003, the Company purchased 383,000 shares of its common stock under this program for $13.8 million. As of May 31, 2003, the Company had repurchased a total of 1,801,800 shares under this program for approximately $57.5 million since the program's inception in March 1999.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At May 31, 2003, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes. At May 31, 2003, the Company had $7.6 million outstanding under this credit facility, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on its and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness

                            ARROW INTERNATIONAL, INC.


unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $50.0 million. At May 31, 2003, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. In addition, certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $18.7 million, of which $8.4 million was outstanding as of May 31, 2003. Interest rate terms for both U.S. and foreign bank credit facilities are based on either bid provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities decreased $0.2 million and $35.2 million during the nine months ended May 31, 2003 and May 31, 2002, respectively.

A summary of all of the Company's contractual obligations and commercial commitments as of May 31, 2003 were as follows:

                                                                               Payments Due
                                                                                    or
                                                                           Commitment Expiration
                                                                                 By Period
                                                       ------------------------------------------------------------
             Contractual Obligations and                              Less than       1 - 3      4 - 5     After 5
               Commercial Commitments                    Total         1 year         years      years      years
               ----------------------                    -----         ------         -----      -----      -----
                   ($ in millions)
Long-term debt                                           $ 4.3          $ 0.3         $  4.0    $    -      $   -
Operating leases                                           8.1            3.4            3.0       0.7        1.0
Other long-term obligations                                0.4              -            0.1       0.1        0.2
Lines of credit*                                          16.0           16.0              -         -          -
Standby letters of credit                                  1.4            1.4              -         -          -
                                                         -----          -----         ------    ------      -----

Total cash contractual obligations and
     commercial commitments                              $30.2          $21.1         $  7.1    $  0.8      $ 1.2
                                                         =====          =====         ======    ======      =====

* Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 2.

During the nine month periods ended May 31, 2003 and 2002, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.3% and 21.3%, respectively. In addition, a small part of the Company's costs of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on foreign currency

                            ARROW INTERNATIONAL, INC.


option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of May 31, 2003, outstanding foreign currency exchange contracts totaling the U.S. dollar equivalent of $21.0 million mature at various dates through August 2003. As of May 31, 2003, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

Based upon its present plans, the Company believes that its working capital, operating cash flow, and available credit resources will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and repurchases of the Company's stock in the open market, and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

Critical Accounting Policies and Estimates

As a result of the Company's adoption as of May 31, 2003 of the provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosures," the Company is required to disclose its policy related to its accounting for its stock option plans (see Item 1. Notes to Consolidated Financial Statements - Note 8). This policy is described below:

The Company previously adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995 had been applied.

                            ARROW INTERNATIONAL, INC.


Had compensation expense for stock options granted in fiscal 2003 and 2002 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended May 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below:


                                                           For the three months ended             For the nine months ended
                                                      ------------------------------------   ------------------------------------
                                                           May 31,             May 31,            May 31,              May 31,
                                                            2003                2002               2003                 2002
                                                      ----------------    ----------------   ----------------    ----------------
Net income applicable to common shareholders
As reported                                           $        14,426     $        11,403    $        37,764      $       36,019
Deduct:  Total stock- based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects            $          (489)    $          (347)   $        (1,220)     $       (1,218)
Pro forma                                             $        13,937     $        11,056    $        36,544      $       34,801

Basic earnings per common share
As reported                                           $          0.67     $          0.52    $          1.74      $         1.65
Pro forma                                             $          0.64     $          0.50    $          1.68      $         1.59

Diluted earnings per common share
As reported                                           $          0.66     $          0.51    $          1.73      $         1.63
Pro forma                                             $          0.64     $          0.50    $          1.67      $         1.57

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of five years.

The Company has disclosed in Note 1 to its consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2002 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than that described above, there have been no material changes to the critical accounting policies previously identified and described in the Company's Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements confirm in all material respects to generally accepted accounting principles in the United States of America.

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

                            ARROW INTERNATIONAL, INC.


be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

New Accounting Standards

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. As of May 31, 2003, the Company has adopted the interim period disclosure requirements of this statement. For the disclosure required by this statement, see Item 1. Notes to Consolidated Financial Statements - Note 8.

Financial Accounting Standard No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. This statement amends and clarifies accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The provisions of this statement are effective for all contracts entered into or modified after June 30, 2003. The Company is studying the provisions of this statement and will comply with its requirements in the fourth quarter of fiscal 2003.

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

                            ARROW INTERNATIONAL, INC.


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


Item 3.       Quantitative and Qualitative Disclosures About Market Risk.


Financial Instruments:

During the nine month periods ended May 31, 2003 and 2002, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.3% and 21.3%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the changes in U.S. dollar value of foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

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


                            ARROW INTERNATIONAL, INC.


At May 31, 2003, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through August 2003. The following table identifies foreign currency forward contracts to sell foreign currencies at May 31, 2003 and August 31, 2002, as follows:


                                                    May 31, 2003                         August 31, 2002
                                            Notional         Fair Market          Notional          Fair Market
                                            Amounts             Value              Amounts             Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)
     Japanese yen                        $        2,568     $        2,516     $         1,471     $        1,480
     Canadian dollars                               436                438                 318                320
     Euro                                         4,685              4,685               3,441              3,424
     Mexican peso                                   568                568                 793                792
     African rand                                   489                489                 192                187
     Czech koruna                                11,247             11,255                   -                  -
                                         ---------------    ---------------    ----------------    ---------------
                                         $       19,993     $       19,951     $         6,215     $        6,203
                                         ===============    ===============    ================    ===============


At May 31, 2003, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through June 2003. The following table identifies foreign currency forward contracts to buy foreign currencies at May 31, 2003 and August 31, 2002, as follows:

                                                    May 31, 2003                         August 31, 2002
                                            Notional         Fair Market          Notional          Fair Market
                                            Amounts             Value              Amounts             Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)

Czech koruna                             $        1,037     $        1,127     $         3,848     $        3,879


From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management
Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and nine month periods ended May 31, 2003, the Company recognized intrinsic value losses against net sales of $82 and $294, respectively. At May 31, 2003, the Company had no unrealized holding gains or losses related to these foreign currency option contracts.


                            ARROW INTERNATIONAL, INC.


The Company had no foreign currency option contracts outstanding at May 31, 2003. The following table identifies foreign currency option contracts outstanding at May 31, 2003 and August 31, 2002 as follows:


                                                     May 31, 2003                             August 31, 2002
                                                               Fair Market                                Fair Market
                                           Premium Paid           Value             Premium Paid             Value
                                         ----------------    ----------------     ----------------     ----------------
Foreign currency: (U.S. Dollar Equivalents)

Japanese yen                             $             0     $             0      $           188      $             8


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

                            ARROW INTERNATIONAL, INC.


PART II.      OTHER INFORMATION


Item 5. Other Information

On June 24, 2003, at a meeting with investors and financial analysts sponsored by the Company in New York City, Marlin Miller, Jr., the Company's Chairman and Chief Executive Officer since it was founded in 1975, announced his intention to retire as Chairman and Chief Executive Officer at the end of the Company's fiscal year on August 31, 2003.

The Company's Board of Directors has selected Carl G. Anderson Jr., currently a director and Vice Chairman and General Manager, Critical Care Business of the Company, as Chairman Elect to succeed Mr. Miller as Chairman and Chief Executive Officer of the Company effective on September 1, 2003. Mr. Miller will continue his association with the Company as Chairman Emeritus and a Director.

Item 6. Exhibits and reports on Form 8-K

        (a)  Exhibits

               See Exhibit Index on page 40 for a list of the Exhibits filed as a part of this report.


        (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended May 31, 2003.

                            ARROW INTERNATIONAL, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ARROW INTERNATIONAL, INC.




Date:  July 14, 2003                        By: /s/     Frederick J. Hirt
                                                --------------------------------
                                                           (signature)

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

Date:  July 14, 2003
                                            /s/ Marlin Miller, Jr.
                                            ------------------------------------
                                            Marlin Miller, Jr.
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

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

Date:  July 14, 2003

                      /s/ Frederick J. Hirt
                      ----------------------------------------------------------
                      Frederick J. Hirt
                      Chief Financial Officer and Vice President/Finance (Principal Financial Officer and Chief Accounting Officer)

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