Form 10-K
period 2003-08-31
ARROW INTERNATIONAL INC
filed 2003-11-26
CIK 886046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT TO 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act) YES X NO
                                                  ---    ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 1, 2003 was approximately $627,898,132.

     The number of shares of Registrant's Common Stock outstanding on November 1, 2003 was 43,391,394.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 21, 2004, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2003, are incorporated by reference in Part II, Item 10, and Part III of this report.

ITEM 1.  BUSINESS

        CERTAIN OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING THE DISCUSSION WHICH FOLLOWS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOUND IN ITEM 7 OF THIS REPORT, CONTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, CAREFULLY REVIEW THIS REPORT, INCLUDING ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW, AS WELL AS OTHER INFORMATION CONTAINED IN ARROW INTERNATIONAL, INC.'S PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE SEC.

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

        Arrow's critical care products, the first of which were originally introduced in 1977, accounted for approximately 85.0%, 83.0% and 83.0% of net sales in fiscal 2003, 2002 and 2001, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens, that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; and Percutaneous Thrombolytic Devices, which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients. Many of the Company's vascular access catheters are treated with the ARROWg+ard(TM) or ARROWg+ard Blue Plus(TM) antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus(TM) is a stronger, longer lasting formulation of ARROWg+ard(TM) and provides antimicrobial treatment of the interior lumens and hubs of each catheter.

        The Company's critical care product line also includes custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems, and the HemoSonic(TM) 100, a hemodynamic monitoring device that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe.

        In November 2002, the Company expanded its critical care product line with the acquisition of Diatek, Inc., a company that develops, manufactures, and markets chronic hemodialysis catheters. When acquired, Diatek was marketing in select U.S. markets the Cannon Catheter(TM), an implanted hemodialysis catheter for long-term access that is used to facilitate dialysis treatment. Previously, the Company sold acute, or short-term, catheters for hemodialysis treatment. The catheters acquired in connection with its purchase of Diatek complement and broaden the Company's product line in this field (see Item 8. Notes to Consolidated Financial Statements - Note 3). On November 7, 2003, the Company received authorization to CE-mark the Cannon Catheter(TM), enabling it to market this product line within the European Economic Area.

        In March 2003, the Company further expanded its critical care product line with the acquisition of Klein-Baker Medical, Inc., a company that develops, manufactures, and markets the NeoCare(R) product line of specialty catheters and related procedure kits for use by neonatal intensive care units. The NeoCare(R) product line was marketed in select areas of the U.S. and the Company intends to expand the sale of these products


                                      (2)
into additional U.S. and international markets and to develop additions to the basic product line. This acquisition may also serve as the base for possible further expansion of the Company's pediatric product line (see Item 8. Notes to Consolidated Financial Statements - Note 3).

        Arrow's cardiac care products accounted for approximately 15.0%, 17.0% and 17.0% of net sales in fiscal 2003, 2002 and 2001, respectively. These products include cardiac assist products, such as intra-aortic balloon, or IAB, pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. The Company's IAB products include the AutoCAT(TM), its automatic IAB pump which features AutoPilot(TM), a mode of operation that automatically selects operating parameters for optimal cardiac assist. The AutoCAT(TM) continuously monitors and selects the best signal from multiple electrocardiogram and arterial pressure sources to automatically adjust balloon inflation and deflation timing points. The Company also recently introduced the Ultraflex 7.5 Fr. IAB catheters, which is the smallest IAB in the market and employs the Company's proprietary wire reinforced technology.

        The Company's cardiac care product line also includes electrophysiology products, which are used primarily to map the electrical signals which activate the heart. The Berman(TM) Angiographic Catheter is used for pediatric cardiac angiographic procedures and the Super Arrow-Flex(TM) sheath provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. In addition, as further discussed below under "Research and Product Development," the Company currently has under development new cardiac care products, including the Arrow LionHeart(TM), a fully implantable Left Ventricular Assist System, or LVAS, capable of taking over the entire work load of the left ventricle, CorAide(TM), a non-pulsatile centrifugal flow ventricular assist device designed to be used for the treatment of congestive heart failure, and the AutoCat(TM)2 WAVE IAB pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats.

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

        In fiscal 2003, 2002 and 2001, 65.7%, 65.5% and 65.9%, respectively, of the Company's net sales were to U.S. customers. In this market, approximately 88.0% of the Company's fiscal 2003 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors. On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products (See Item 8. Notes to Consolidated Financial Statements - Note 3.). On July 1, 2003, the Company purchased certain assets of its Florida-based distributor, IMA, Inc. (See Item 8. Notes to Consolidated Financial Statements - Note 3.) With these acquisitions, approximately 90% of the Company's net sales in the U.S. will be generated by its direct sales representatives.

        Internationally, the Company sells its products through 12 direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic, Slovakia and Italy. As of November 1, 2003, independent distributors in 91 additional countries sell the Company's products in the remainder of the world.


                                      (3)

        To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and has leased 22,500 square feet of additional manufacturing space in Mexico since fiscal 2001. The Company also operates an 88,000 square foot manufacturing and product development facility in the Czech Republic, which was recently expanded in fiscal 2002.

        Revenues, profitability and long-lived assets attributable to significant geographic areas are presented in Note 13 to the Company's Consolidated Financial Statements included in Item 8.

        In general, Arrow does not produce against a backlog of customer orders; production is based primarily on the level of inventories of finished products and projections of future customer demand with the objective of shipping from stock upon receipt of orders. No single customer accounts for more than 10% of the Company's sales. Purchase of the Company's products by hospitals and physicians has not been materially influenced by seasonal factors.

        Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, coverage and payment policies, and managed-care arrangements, are continuing in the United States and in many other countries where the Company does business. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement such third party payors will pay to hospitals, other medical institutions and physicians for particular products, procedures or treatments. The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets in the U.S. where Arrow has 80% or greater market share, and protecting that market share has affected the Company's pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. The Company anticipates that the U.S. Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. There can be no assurance that any such reforms will not have a material adverse effect on the Company's business, financial condition or results of operations.

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


                                      (4)

        Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac care with the acquisition of Kontron Instruments and supplemented this acquisition with its acquisition of the cardiac assist divisions of Boston Scientific and C.R. Bard, Inc. The Company's acquisition of Sometec, S.A. enabled it to introduce to the market its innovative ultrasound hemodynamic monitoring device. During fiscal 2003, the Company continued its development of an improved version of this product, which it believes is more user-friendly and better able to meet the needs of a broader range of physicians. The Company is currently in the final stages of this development and expects to begin market testing of the new model in the second half of fiscal 2004. In fiscal 2003, the Company acquired Diatek, Inc., allowing it to market Diatek's Cannon Catheter(TM) hemodialysis catheter product, and also acquired the NeoCare(R) product line, enabling it to market specialty catheters and related procedure kits to neonatal intensive care units.

        Research and development expenses totaled $28.2 million (7.4% of net sales), $26.2 million (7.7% of net sales) and $25.2 million (7.5% of net sales) in fiscal 2003, 2002 and 2001, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

        In January 1994, the Company formed a cooperative relationship with Pennsylvania State University's Hershey Medical School for the commercial development of a fully implantable long-term LVAS. The Company's efforts are aimed at developing a fully implantable device to provide long-term cardiac assist for patients having insufficient left ventricular heart function. The Arrow LionHeart(TM), the LVAS currently under development by the Company, is designed to serve as a long-term cardiac assist device for certain patients. The Arrow LionHeart(TM) has been in development by the Company for over 10 years and has undergone extensive preclinical studies and testing. The Company believes that its Arrow LionHeart(TM) LVAS, which is capable of taking over the entire workload of the left ventricle, represents a significant advance in mechanical circulatory assist technology. Because the Arrow LionHeart(TM) is the first fully implantable "destination therapy" device, the ability of the patient to experience an improved quality of life for an extended period of time may be enhanced. The device has no lines or cables protruding through the skin to power the system, thus eliminating a potential source of infection. It is fully implanted in the body and does not replace the heart, but assists in the pumping function of the heart's left ventricle. The device is electrically driven by a wearable battery pack that transmits power non-invasively through the skin to charge internal batteries and power the blood pump. In addition, the Arrow LionHeart(TM) enables patients to experience limited periods of untethered movement with energy supplied from rechargeable batteries implanted as part of the device.

        The first human implant of the Arrow LionHeart(TM) took place in October 1999 at The Herzzentrum NRW (The Heart Center) in Bad Oeynhausen, Germany as part of the European clinical investigation, sponsored by the Company, to demonstrate the safety and performance of the LionHeart(TM) for the purpose of obtaining a European Conformity (CE) mark. To date, five patients have lived on the device for more than two years, with the longest surviving patient exceeding three years on the device. Other centers participating in the European clinical trials include Deutsches Herzzentrum Berlin; Policlinico San Matteo (San Matteo Polyclinic), Pavia, Italy; Hospital La Pitie, Paris; University of Vienna Hospital; CHUV Hospital Vaudois, Lausanne, Switzerland; and Freidrich-Schieller Universitat, Jena, Germany.

        On November 7, 2003, the Company received authorization from its European Notified Body, TUV Product Services of Munich, Germany, to CE-mark the Arrow LionHeart(TM), based on the results of the European trials. The CE mark provides authorization to market the device within the European Economic Area for permanent implantation or "destination therapy". The Company believes that the Arrow LionHeart(TM) is the first LVAS to receive CE-marking authorization specifically for the destination therapy indication.


                                      (5)

        Authorization to CE-mark the Arrow LionHeart(TM) will allow the Company to continue the clinical learning program and begin the commercial development of the destination therapy market in Europe while continuing patient trials of system enhancements. The second generation smaller and lighter external electronics have been provided to the European LionHeart(TM) patients.

        Although there are several other LVAS devices approved in Europe, they are generally used in shorter term "bridge to transplant" applications. The Company believes that the use of these other available LVAS devices for destination therapy is currently minimal. No meaningful market for destination therapy exists today. The Company believes that, due to the prevalence of end-stage heart disease, a market for destination therapy will develop as devices such as the LionHeart(TM) are increasingly commercialized. As a related matter, it is currently unclear as to the extent to which health care systems, both public and private, will reimburse patients for the cost of destination therapy. Furthermore, continued implantation of these devices in a greater number of patients is necessary to provide additional learning as to the ability of typically older patients to successfully undergo the rigors of LVAS implantation surgery.

        In February 2001, the Company received U.S. Food and Drug Administration, or the FDA, approval under an Investigational Device Exemption, or IDE, to begin Phase I human clinical trials in the United States of the LionHeart(TM). The Phase I trial was initially limited to seven patients at up to five U.S. sites. In February 2001, the Company announced the first U.S. human implant of the LionHeart(TM) under the IDE. By August 2001, the Company had enrolled all seven U.S. patients in the Phase I U.S. feasibility trial authorized in February under the IDE.

        In December 2001, the FDA approved the Company's request to expand this Phase I clinical trial for an additional seven patients to be implanted with the LionHeart(TM) in the U.S. The first of these seven additional implants was performed in July 2002. In May and October 2003, the second and third of these additional implants were performed, bringing the total number of patients who have received the LionHeart(TM) in the U.S. to ten. A total of eight U.S. sites have been approved to perform the remaining four implants under the Phase I trial and these institutions are presently screening for appropriate patients.

        In April 2001, the Company entered into an agreement with The Cleveland Clinic Foundation, or the CCF, for the exclusive license of the CCF's patents in the field of non-pulsatile centrifugal flow ventricular assist devices for the treatment of congestive heart failure and a related agreement for continued research and development on the CorAide(TM) ventricular assist device that had been a joint development effort of the CCF and the National Institutes of Health.

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

        The first human implant of a CorAide(TM) continuous flow ventricular assist system took place in Germany in May 2003 as part of a clinical trial with patients needing ventricular support prior to receiving a donor heart in order to provide a better understanding of human tolerance for non-pulsatile flow devices. The patient experienced unexpected elevated levels of plasma-free hemoglobin, and the device was replaced with another bridge device pending the availability of a donor heart. Subsequent analysis and testing of the CorAide(TM) device, together with small modifications to it, have provided insight into the probable causes of the elevated level of hemolysis (plasma-free hemoglobin). The Company is continuing its analysis and testing of small modifications to the CorAide(TM) device to resolve the causes for elevated levels of hemolysis experienced in the first implant of the device. The Company believes at this time that significant design


                                      (6)
changes will not be required, and that minor modifications will reduce hemolysis. While there can be no assurance that the Company has resolved the problem, the Company believes that clinical trials of the CorAide(TM) device will resume later this fiscal year.

        The Company considers the CorAide(TM) development program to be complementary to its ongoing program to develop and market the Arrow LionHeart(TM) LVAS. The first version of the CoreAide(TM) device is not fully implantable and is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function. The Company continues to believe that successful development of the CorAide(TM) device would provide a lower cost, less invasive and broader application approach to ventricular assist than pulsatile devices that are currently available or under development.

        The Company believes that its Percutaneous Thrombolytic Device, or PTD, has significant opportunity for growth in its primary area of use, which is cleaning hemodialysis grafts. The Company is also investigating a secondary usage of this device for the treatment of deep vein thrombosis. The Company is continuing its European clinical trials to determine the safety and feasibility of the PTD for the treatment of iliofemoral deep vein thrombosis and, as of November 1, 2003, there have been nine patients enrolled in this study. Due to slower than anticipated trial enrollment, however, the Company decided to discontinue its U.S. study of this device for this application.

        In fiscal 2002, the Company began development of the Magnaflow(R), a new technology for magnetically guiding and facilitating the placement of enteral nutrition catheters in patients in intensive care units. During fiscal 2003, the Company decided to discontinue its support for this development project as clinical testing indicated a limited market potential for this device.

        During fiscal 2003, the Company's Cardiac Assist Division announced a limited release of new technology for balloon pumping, which includes the AutoCat(TM) 2 WAVE(TM) and LightWave(TM) catheter system. The Company's AutoCat(TM) 2 WAVE(TM) IAB pump and associated LightWave(TM) catheter system utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats. The Company anticipates that this technology will provide it with the opportunity to expand its share of the worldwide balloon pumping market.

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


                                      (7)

        PATENTS, TRADEMARKS, PROPRIETARY RIGHTS AND LICENSES

        Arrow believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. Arrow currently holds numerous U.S. and foreign patents and patent applications that relate to aspects of the technology used in certain of the Company's products, including its radial artery catheter, percutaneous sheath introducer, interventional diagnostic catheter products, left ventricular assist device, and esophageal ultrasound probe jacket. There can be no assurance that patent applications owned by or licensed to the Company will result in the issuance of patents or that any patents owned by or licensed to the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by others.

        In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its Arrow-Howes(TM) Multi-Lumen Catheters and antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. The Company has in the past granted rights in certain patents relating to its Arrow-Howes(TM) Multi-Lumen Catheters to others in consideration for royalty payments. Various patents relating to aspects of the technology underlying some of the Company's critical care and cardiac assist products expired in fiscal 2003 or will expire in fiscal 2004, none of which has had or is expected to have a significant impact on the Company's business, financial condition or results of operations. All other existing patents owned by or licensed to the Company relating to any of its major products expire after fiscal 2004.

        From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. In October 2003, the Company reached a settlement in principle for $8.0 million, or $0.12 diluted earnings per share, in two related lawsuits in which the plaintiffs had alleged that certain of the Company's hemodialysis catheter products infringed patents owned by or licensed to the plaintiffs. However, the final terms of this proposed settlement are still under negotiation. In the fourth quarter of fiscal 2003, the Company established a reserve in anticipation of its settlement of these two related lawsuits. The Company had been obligated to pay royalties to the plaintiffs based on the sales levels for these products. Upon the final settlement of these actions, the Company will no longer owe royalties to the plaintiff for any sales occurring after August 28, 2004.

        The Company is also currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiff. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until after fiscal 2004. The Company has reserved $2.0 million for estimated legal fees related to this lawsuit. The reserve amount represents the Company's responsibility to pay one-half of these legal fees while the former owners of Diatek, Inc. are responsible for payment of the other half. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action and is vigorously contesting it. Although the ultimate outcome of this action is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in this action would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

        Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW(R) and certain other trademarks.


                                      (8)

        GOVERNMENT REGULATION

        As a developer, manufacturer and marketer of medical devices, the Company is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory agencies in jurisdictions in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of marketing clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes or FDA enforcement program will not have a material adverse effect on the Company.

         In October 2002, The Medical Device User Fee and Modernization Act of 2002 was enacted, which amended the FDA's regulations to provide, among other things, the ability for the FDA to impose user fees for medical device reviews. The Company's activities require that it make many filings with the FDA that are now subject to this new fee structure. The precise amount of fees that the Company will incur each year will be dependent upon the specific quantity and nature of its filings.

        On occasion, the Company has received notifications, including warning letters, from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. The Company believes that it has been able to address or correct such deficiencies. In addition, from time to time the Company has recalled, or issued safety alerts on, certain of its products. No such warning letter, recall or safety alert has had a material adverse effect on the Company, but there can be no assurance that they would not have such an effect in the future.

        In the early to mid 1990s, the review time by the FDA to approve medical devices for commercial release lengthened and the number of marketing clearances and approvals decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process for new medical products. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FDA review process will not continue to delay the Company's introduction of new products in the U.S. in the future. In addition, many foreign countries have adopted more stringent regulatory requirements which also have added to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance or approval for the Company's new product offerings could have a material adverse effect on the Company's business, financial condition or results of operations.

        COMPETITION

        Arrow faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small start-up enterprises to companies that are larger than Arrow with greater financial and other resources. In addition, in response to concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products are competing primarily on the basis of product differentiation, product quality and cost-effectiveness, and that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting the Company to respond more effectively to competitive pricing in an environment where its ability to increase prices is limited.


                                      (9)

        ENVIRONMENTAL COMPLIANCE

        The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storing and disposal of materials which are classified as hazardous. In 1989, the Company was notified that it was among the potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, for the costs of investigating or remediating contamination at a waste recycling, treatment and disposal facility located in Maryland. In August 2001, the Company was invited by the Environmental Protection Agency to enter into a proposed global consent decree for DE MINIMIS parties with the United States District Court for the District of Maryland, which was approved in November 2002. As a result, the Company paid $11,276 during fiscal 2003 in accordance with the payment provisions of the consent decree, which resolved in its entirety the Company's liability with respect to the facility on a DE MINIMIS basis.

        The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make capital and operational expenditures for protection of the environment, it does not anticipate that these expenditures will have a material adverse effect on its business, financial condition or results of operations.

        PRODUCT LIABILITY AND INSURANCE

        The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability. The Company's products are used in surgical and intensive care settings with seriously ill patients. While the Company believes that, based on claims made against the Company in the past, the amount of product liability insurance maintained by the Company is adequate, there can be no assurance that such insurance will be available or in an amount sufficient to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. The Company's primary global product liability insurance policy is on a claims made basis. For fiscal 2003, the Company's deductibles for its primary global product liability insurance policy were increased to $750,000 per occurrence from $250,000 in fiscal 2002 for domestic product liability claims, with the Company's annual exposure for such deductibles in any one policy year being increased to $1.5 million in fiscal 2003 from $500,000 in fiscal year 2002. Effective for fiscal 2004, the Company's deductibles for its primary global product liability insurance policy were increased to $2.5 million per occurrence for domestic product liability claims, with the Company's annual exposure for such deductibles being limited to $5.0 million for any one policy year. The policy year runs from September 1 to August 31 and has a $10.0 million aggregate limit. The Company also has additional layers of coverage insuring up to $35.0 million in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Product liability claims in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, reputation, its ability to attract and retain customers for its products and its results of operations.

        A product liability lawsuit against the Company tried before a jury in Arkansas state court resulted in a judgment against the Company in May 2001 for $175,000 in compensatory and $4.0 million in punitive damages. In February 2003, the Company's appeal from this judgment to the Arkansas state court of appeals was unsuccessful. In April 2003, the Company's petition to the Arkansas Supreme Court to hear the appeal of the state court of appeals' decision was denied. In February 2003, the Company was successful in defending an action brought by its insurer seeking a judicial declaration that it would not be obligated to indemnify the Company for the punitive damages portion of the judgment. As a result, all compensatory and punitive damages resulting from this product liability lawsuit were covered by the Company's primary and excess product liability insurance policies, other than deductibles of $250,000 then in effect under such insurance policies.


                                      (10)

        EMPLOYEES

        As of November 1, 2003, Arrow had 3,193 full-time employees, of which 278 were hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities. These hourly-paid employees are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in August 2006. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.

        AVAILABLE INFORMATION

        Arrow's internet address is: HTTP://WWW.ARROWINTL.COM. The Company makes available, free of charge, on its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after these filings have been made electronically with the SEC. The Company's Code of Conduct, which applies to all of its directors, officers and other employees, is also posted on its website. Information contained on the Company's website is not incorporated by reference in this report.

        CERTAIN RISKS RELATING TO ARROW

        FROM TIME TO TIME, IN BOTH WRITTEN REPORTS AND IN ORAL STATEMENTS BY THE COMPANY'S SENIOR MANAGEMENT, EXPECTATIONS AND OTHER STATEMENTS ARE EXPRESSED REGARDING THE COMPANY'S FUTURE PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AND INVESTORS MUST RECOGNIZE THAT EVENTS COULD TURN OUT TO BE DIFFERENT THAN SUCH EXPECTATIONS AND STATEMENTS. KEY FACTORS IMPACTING THE COMPANY'S CURRENT AND FUTURE PERFORMANCE ARE DISCUSSED ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SEC. IN ADDITION TO SUCH INFORMATION, INVESTORS SHOULD CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS, AS WELL AS IN REVIEWING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT AND IN THE COMPANY'S OTHER PERIODIC REPORTS FILED WITH THE SEC AND IN ORAL STATEMENTS MADE BY ITS SENIOR MANAGEMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS DUE TO MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, INCLUDING, WITHOUT LIMITATION, THOSE DISCUSSED BELOW.

Stringent Government Regulation

        The Company's products are subject to extensive regulation by the FDA and, in some jurisdictions, by state, local and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States. In the United States, permission to distribute a new device generally can be met either through a 510(k) premarket notification or a premarket approval, or PMA, application.

        Under the FDA's requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed predicate device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. With the exception of one product, the Company has, to date, obtained FDA marketing clearance for its products only through the 510(k) premarket notification process. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If substantial equivalence cannot be established or if the FDA determines that the device requires a more rigorous review, the FDA will require that the manufacturer submit a PMA application that must be approved by the FDA prior to marketing the device in the United States.

        The PMA application must be supported by extensive data, including preclinical and human clinical data, to prove the safety and efficacy of the device with respect to the modifications disclosed in the supplement.


                                      (11)

Certain of the Company's products under development, including the Arrow LionHeart(TM) LVAS, the CoreAide(TM) ventricular assist device and other future applications require approval through the more rigorous PMA application process. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has approved PMA applications within the allotted time period, review more often occurs over a significantly protracted period, usually 18 to 36 months, and a number of devices have never been cleared for marketing.

        The process of obtaining 510(k) clearances or PMAs can be time consuming and expensive. There can be no assurance that the FDA will grant all such clearances or approvals sought by the Company or that FDA review will not involve delays adversely affecting the marketing and sale of its products. Both a 510(k) premarket notification and a PMA application, if approved, may also include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy prohibits the promotion of approved medical devices for unapproved uses. In addition, product approvals can be withdrawn for failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial marketing.

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

        Medical device laws are also in effect in many of the countries outside the U.S. in which the Company does business. These laws range from comprehensive device approval and quality system requirements for some or all of the Company's products to simpler requests for product data, certifications or compliance with packaging or labeling requirements. Many of the regulations applicable to the Company's products in foreign countries are similar to those of the FDA and the number and scope of these requirements are increasing, which is expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting such releases. In addition, the Company is required to notify the FDA if it exports to certain countries medical devices manufactured in the U.S. that have not been approved by the FDA for distribution in the U.S.

        Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on its business, financial condition and results of operations. Federal, state, local and foreign laws and regulations regarding the development, manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Competition and Continual Technological Change

        The markets for medical devices are highly competitive. The Company currently competes with many companies in the development and marketing of catheters and related medical devices. Some of the Company's competitors have access to greater financial and other resources than it does.

        Furthermore, the markets for medical devices are characterized by rapid product development and technological change. Technological advances by one or more of the Company's current or future competitors could render its present or future products obsolete or uneconomical. The Company's future success will


                                      (12)
depend upon its ability to develop new products and technology to remain competitive with other developers of catheters and related medical devices. The Company's business strategy emphasizes the continued development and commercialization of new products and the enhancement of existing products for the critical care and cardiac care markets. There can be no assurance that the Company will be able to continue to successfully develop new products and to enhance existing products, to manufacture these products in a commercially viable manner, to obtain required regulatory approvals or to gain satisfactory market acceptance for its products.

Health Care Cost Containment and Third Party Reimbursement

        The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although its products are used primarily for non-optional medical procedures, the Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services. In the United States, these cost pressures have led to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. Third party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. There can be no assurance that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of the Company's products.

        In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers tend to be larger, more complex and involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although the Company is unable to estimate the potential impact on it at this time. Several comprehensive health care reform proposals have been, and continue to be, considered by the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Several foreign countries in which the Company does business are also considering, and in some countries have already adopted, similar reforms to limit the growth of health care costs, including price regulation. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. The Company anticipates that the U.S. Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. There can be no assurance that any such reforms will not have a material adverse effect on the Company's business, financial condition or results of operations.


                                      (13)

Dependence on Patents and Proprietary Rights

        The Company owns numerous U.S. and foreign patents and has several U.S. and foreign patent applications pending. The Company also has exclusive license rights to certain patents held by third parties. These patents relate to aspects of the technology used in certain of the Company's products. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Successful litigation against the Company regarding its patents or infringement of the patent rights of others could have a material adverse effect on its business, financial condition and results of operations. In addition, there can be no assurance that pending patent applications will result in issued patents or that patents issued to or licensed-in by the Company will not be challenged or circumvented by competitors or found to be valid or sufficiently broad to protect its technology or to provide it with any competitive advantage. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to its trade secrets.

        There has been substantial litigation regarding patent and other intellectual property rights in the medical devices industry. Historically, litigation has been necessary to enforce and defend certain patent and trademark rights held by the Company. Future litigation may be necessary to enforce patent and other intellectual property rights belonging to the Company, to protect its trade secrets or other know-how owned by it, or to defend itself against claimed infringement of the rights of others and to determine the scope and validity of its and others' proprietary rights. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, require it to seek licenses from third parties and prevent it from manufacturing, selling or using certain of its products, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Operations

        Because the Company generates significant sales outside of the United States and many of its manufacturing facilities and suppliers are located outside of the U.S., it is subject to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles and problems in collecting accounts receivable; risks arising from a specific country's or region's political or economic conditions; fluctuations in currency exchange rates; foreign exchange controls which restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of the Company's international operations. As the Company's revenues from international operations increase, an increasing portion of its revenues and expenses will be denominated in currencies other than U.S. dollars and, consequently, changes in exchange rates could have a greater effect on its future operations. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to regulation of medical devices, labor, taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could also have a material adverse effect on the Company's business, financial condition and results of operations.


                                      (14)

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

Risks Associated with Derivative Financial Instruments

        As a partial hedge against adverse fluctuations in exchange rates, the Company periodically enters into foreign currency exchange contracts with certain major financial institutions. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's Foreign Currency Management Policy prohibits the use of derivative instruments for speculative purposes.

Dependence on Key Management

        The Company's success depends upon the continued contributions of key members of its senior management team. Accordingly, loss of the services of one or more of these key members of management could have a material adverse effect on the Company's business. None of these individuals has an employment agreement with the Company.

ITEM 2.  PROPERTIES

        The Company's corporate headquarters and principal research center are located in a 165,000 square foot facility in Reading, Pennsylvania. This facility, which also includes manufacturing space, is located on 126 acres.

        Other major properties owned by the Company include a 165,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 24,325 square foot manufacturing facility in San Antonio, Texas acquired in connection with the Company's acquisition of the NeoCare(R) product line in March 2003; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and an 88,000 square foot manufacturing and research facility in the Czech Republic.

        In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts, a 7,700 square foot sales office and distribution center in Woburn, Massachusetts, a 21,000 square foot sales office and distribution center in Hicksville, New York, and a 22,500 square foot manufacturing facility in Camargo, Mexico. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain, Italy and Greece, sales office space in Mexico and


                                      (15)

Belgium, and warehouse space in California. The Company also leases a 19,323 square foot manufacturing facility in Winston Salem, North Carolina acquired in connection with its acquisition of Diatek in November 2002.

        The Company considers all of its facilities to be in good condition and adequate to meet the present and reasonably foreseeable needs of the Company. The Company believes that it will be able to renew all leases on commercially reasonable terms as they become due, or, if it is unable to renew them, that suitable replacement space would be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

        The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. The Company is also subject to legal actions involving patent and other intellectual property claims. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and, except as set forth under Item 1. Business - Patents, Trademarks, Regulatory Rights and Licenses, that the ultimate outcome of these actions would not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2003 through the solicitations of proxies or otherwise.


                                      (16)

EXECUTIVE OFFICERS

        The executive officers of the Company and their ages and positions as of November 1, 2003 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

        Name                      Age      Current Position
        ----                      ---      ----------------

        Carl G. Anderson, Jr.      58      Chairman and Chief Executive Officer

        Philip B. Fleck            59      President and Chief Operating Officer

        Paul L. Frankhouser        58      Executive Vice President - Global
                                              Business Development

        Frederick J. Hirt          55      Vice President-Finance and Chief
                                              Financial Officer

        Carl W. Staples            52      Vice President-Human Resources

        John C. Long               38      Vice President and Treasurer

        T. Jerome Holleran         67      Secretary

        Carl N. Botterbusch        40      Vice President and General Manager,
                                              Cardiac Assist Division

        Thomas D. Nickel           64      Vice President-Regulatory Affairs
                                              and Quality Assurance

        Mr. Anderson was elected to the position of Chairman and Chief Executive Officer effective September 1, 2003. Mr. Anderson succeeded Marlin Miller, Jr., who retired from the Company on August 31, 2003 after serving as its Chairman of the Board and Chief Executive Officer since it was founded in 1975. From January 2002 to August 31, 2003, Mr. Anderson served as Vice Chairman of the Board and General Manager of the Company's Critical Care Division with responsibility for worldwide sales, marketing, research and development of the Company's critical care products. Mr. Anderson has served as a director of Arrow since January 1998 and, prior to his employment by the Company, served as President and Chief Executive Officer of ABC School Supply, Inc., a producer of materials and equipment for public and private schools, from May 1997 to December 2001. Mr. Anderson served as Principal with the New England Consulting Group, a general management and marketing consulting company, from May 1996 to May 1997, as Vice President, General Manager, Retail Consumer Products of James River Corporation, a multinational company engaged in the development, manufacture and marketing of paper-based consumer products ("James River"), from August 1994 to March 1996, and as Vice President, Marketing, Consumer Brands of James River from May 1992 to August 1994, and in various capacities with Nestle Foods Corporation, the latest as Vice President, Division General Manager, Confections, from 1984 to May 1992. Prior thereto, Mr. Anderson served in several marketing and management capacities with Procter & Gamble from 1972 to 1984. Mr. Anderson also serves as a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

        Mr. Fleck has served as President of the Company since January 1999. From June 1994 to January 1999, he served as Vice President - Research and Manufacturing of the Company. From 1986 to June 1994, Mr. Fleck served as Vice President - Research and Engineering of the Company. From 1975 to 1986, Mr. Fleck served as Engineering Manager of the Company.


                                      (17)

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

        Mr. Hirt has served as Vice President - Finance and Chief Financial Officer of the Company since August 1998. From August 1998 until January 2003, he also served as Treasurer of the Company. Prior to joining the Company, from 1980 to 1998, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., the latest as Vice President, Accounting and Reporting.

        Mr. Staples has served as Vice President, Human Resources of the Company since September 2002. Prior to joining the Company, Mr. Staples served as Vice President Human Resources and in various other human resources capacities with CIBA Specialty Chemicals from 1989 through August 2002. From 1974 to 1989, Mr. Staples served in various human resources-related positions with Sara Lee Corporation, Bausch & Lomb Incorporated, Rockwell International, and Union Carbide Corporation.

        Mr. Long has served as Vice President and Treasurer of the Company since January 2003, and as Assistant Treasurer from 1995 to January 2003. Prior to joining the Company, Mr. Long served as Controller for the Jaindl Companies, a group of privately held companies involved in agribusiness and real estate development, from 1989 to 1995. From 1986 to 1989, Mr. Long was employed in the Allentown office of Concannon, Gallagher, Miller & Co., CPA's. Mr. Long also serves as a director of American Bank Incorporated, a regional commercial bank.

        Mr. Holleran has served as Secretary and a director of the Company since its founding in 1975 and, until September 1997, also served as a Vice President. From July 1996, Mr. Holleran served as President and Chief Executive Officer of Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), a corporation controlled by principal shareholders of the Company until its dissolution in May 2002, which manufactures and markets certain non-catheter medical products and was sold in August 1997 to certain employees of Precision, including Mr. Holleran. He is now the Chairman of PMP. From February 1986 to September 1997, Mr. Holleran was also Vice President, Chief Operating Officer and a director of Precision. From 1991 to 1996, Mr. Holleran served as President of Endovations, Inc., a subsidiary of Precision that manufactured and marketed certain gastroenterological medical products, until the sale in June 1996 of a portion of the Endovations business to the Company and the remainder to an unrelated third party.

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


                                      (18)

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock has traded publicly on The Nasdaq Stock Market under the symbol "ARRO" since June 9, 1992, the date that its common stock was initially offered to the public. The table below sets forth the high and low sale prices of the Company's common stock as reported by the Nasdaq Stock Market and the quarterly dividends per share declared by the Company during the last eight fiscal quarters. On August 15, 2003, the Company effected a two-for-one split of its common stock while retaining the rate of its quarterly cash dividends, which resulted in the doubling of its quarterly dividend. All historical share and per share amounts in the table below have been adjusted to reflect these actions.

                                     Price per Share
                         =======================================
Quarter Ended                 High                     Low             Dividends per Share
=====================    =======================================     =======================
August 31, 2003            $  25.8000              $  21.4100           $       0.0800
May 31, 2003                  22.3100                 20.2350                   0.0400
February 28, 2003             21.8750                 18.6450                   0.0400
November 30, 2002             19.3750                 15.7500                   0.0350

August 31, 2002            $  22.7850              $  16.9250           $       0.0350
May 31, 2002                  24.2000                 21.7100                   0.0350
February 28, 2002             23.1100                 18.5050                   0.0350
November 30, 2001             19.3800                 17.9500                   0.0325

        As of November 1, 2003, there were approximately 541 registered shareholders of the Company's common stock.


                                      (19)

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data for the years ended August 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 2003 and 2002 and for each of the three years in the period ended August 31, 2003, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent auditors, are included in Item 8 of this report. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this report.

                                                           2003           2002            2001            2000            1999
                                                      ---------------------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales                                              $  380,376      $ 340,759      $  334,042      $  325,714      $  300,318
Cost of goods sold                                        190,246        169,625         158,573         156,107         143,953
     Gross profit                                         190,130        171,134         175,469         169,607         156,365
Operating expenses
     Research, development and engineering                 28,170         26,165          25,209          19,771          20,335
     Selling, general, and administrative                  89,354         78,406          78,499          74,921          71,091
     Special charges*                                       8,000          8,005               -           3,320          12,819
       Total operating expenses                           125,524        112,576         103,708          98,012         104,245
Operating income                                           64,606         58,558          71,761          71,595          52,120
Other expenses (income), net                              (2,312)            781           2,291           2,145          (3,221)
Income before income taxes                                 66,918         57,777          69,470          69,450          55,341
Provision for income taxes                                 21,248         18,777          22,925          23,266          19,646
                                                      ------------    -----------    ------------    ------------    ------------

Net income                                             $   45,670      $  39,000      $   46,545      $   46,184      $   35,695
                                                      ============    ===========    ============    ============    ============

Basic earnings per common share                        $     1.05      $    0.89      $     1.06      $     1.03      $     0.77
                                                      ============    ===========    ============    ============    ============

Diluted earnings per common share                      $     1.04      $    0.88      $     1.05      $     1.03      $     0.77
                                                      ============    ===========    ============    ============    ============

Cash dividends per common share                        $    0.195      $  0.1375      $   0.1275      $   0.1175      $   0.1075

Weighted average shares used in computing
   basic earnings per common share                         43,399         43,826          43,991          44,901          46,390

Weighted average shares used in computing
   diluted earnings per common share                       43,773         44,211          44,241          45,038          46,390

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.


                                      (20)

ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)
                                                           2003           2002            2001            2000            1999
                                                      ---------------------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Working capital                                        $  163,914      $ 157,162      $  110,227      $   78,132      $  100,246
Total assets                                              493,897        426,776         418,209         385,814         357,484

Notes payable and current maturities of                    28,731         16,432          50,722          60,481          33,272
     long-term debt
Long-term debt, excluding current maturities                3,735            300             600             900          11,105
Shareholders' equity                                      390,646        360,356         326,089         285,204         278,167

Certain prior period amounts in the table above have been reclassified to conform to the fiscal 2003 presentation (see Item 8. Notes to Consolidated Financial Statements - Note 1).

* See Item 8. Notes to Consolidated Financial Statements - Note 2 for a description of the special charges recorded in fiscal 2003 and 2002. In the first quarter of fiscal 2000, the Company recorded a non-cash pre-tax special charge of $3,320 ($2,208 after-tax or $0.05 per basic and diluted common share) related primarily to a write-down for the in-process research and development acquired in connection with the Company's acquisition of Sometec, S.A. In accordance with Financial Accounting Standard (FAS) No. 2 "Accounting for Research and Development Costs" and Financial Accounting Standard Board (FASB) Interpretation
        (FIN) No. 4 "Applicability of FAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the date of consummation of the acquisition. In the second quarter of fiscal 1999, the Company recorded a non-cash pre-tax special charge of $4,139 ($2,670 after tax or $0.06 per basic and diluted common share) related to the purchase of in-process IAB pump research and development as part of the Company's acquisition of the assets of the cardiac assist division of C.R. Bard, Inc. In accordance with FAS No. 2 "Accounting for Research and Development Costs" and FIN No. 4, "Applicability of FAS No. 2 to Business Combinations Accounted for by the Purchase Method", these costs were charged to expense at the consummation of the acquisition. In accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and consistent with the Company's accounting policy for marketable equity securities, in the fourth quarter of fiscal 1999, the Company determined that the decline in the fair value of its investment in Cardiac Pathways Corporation was other than temporary. Accordingly, the Company established a new basis in the investment of $440, equivalent to its fair market value. As a result, the Company realized a special charge of $8,680 before tax, $5,598 after tax or $0.12 per basic and diluted common share.


                                      (21)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW AND THE COMPANY'S OTHER REPORTS FILED WITH THE SEC.

                              RESULTS OF OPERATIONS

        The following table presents for the three years ended August 31, 2003 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period percentage changes in the dollar amounts of the respective line items.


                                                                                           Period-to-Period
                                                Percentage of Net Sales                   Percentage Change
                                           ----------------------------------      ---------------------------------
                                                                                     2003        2002         2001
                                                 Year ended August 31,
                                           ----------------------------------         vs          vs           vs

                                             2003         2002         2001          2002        2001         2000
                                           --------     --------     --------      --------    --------     --------
Net sales                                    100.0 %      100.0 %      100.0 %        11.6 %       2.0 %        2.6 %
Gross profit                                  50.0         50.2         52.5          11.1        (2.5)         3.5
Operating expenses:
     Research, development and
          engineering                          7.4          7.7          7.5           7.6         4.0         27.5
     Selling, general and
          administrative                      23.5         23.0         23.5          14.0         0.1          4.8
     Special charges**                         2.1          2.3            -           0.0           *       (100.0)
                                           --------     --------     --------      --------    --------     --------
Operating income                              17.0         17.2         21.5          10.2       (18.4)         0.2
Other expenses (income), net                  (0.6)         0.2          0.7         396.0       (65.9)         6.9
Income before income taxes                    17.6         17.0         20.8          15.7       (16.8)           -
Provision for income taxes                     5.6          5.6          6.9          13.2       (18.1)        (1.5)
                                           --------     --------     --------      --------    --------     --------

Net income                                    12.0 %       11.4 %       13.9 %        17.2 %     (16.1) %       0.8 %

     *Not a meaningful comparison

    **See Item 6. Selected Financial Data for a description of special charges


                                      (22)

FISCAL 2003 COMPARED TO FISCAL 2002

Net sales increased by $39.6 million, or 11.6%, to $380.4 million in fiscal 2003 from $340.8 million in fiscal 2002 due primarily to an increase in critical care product sales, including sales of products distributed by the Company's new Stepic subsidiary formed in fiscal 2003 following the Company's acquisition of the net assets of its former New York City distributor, and a favorable foreign exchange impact during fiscal 2003 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, as further discussed below. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns, and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:

Sales by Product Platform                          For the years ended
(in millions)
                                          August 31, 2003        August 31, 2002
                                          ---------------        ---------------
       Central venous catheters*              $186.4                   $164.1
       Specialty catheters                     124.1                    115.0
       Stepic distributed products              13.0                        -
                                              ------                   ------
            Subtotal                           323.5                    279.1
       Drug infusion pumps                         -                      4.9
                                              ------                   ------
            Subtotal critical care             323.5                    284.0
       Cardiac care                             56.9                     56.8
                                              ------                   ------
            TOTAL                             $380.4                   $340.8
                                              ======                   ======

        *Includes Diatek and NeoCare(R) product sales of $6.4 million in fiscal 2003.

Sales of critical care products increased 13.9% to $323.5 million from $284.0 million in fiscal 2002, due primarily to increased sales of central venous and specialty catheters offset by decreased sales of drug infusion products as a result of the Company's divestiture of its implantable drug infusion pump business in fiscal 2002, as discussed below. Sales of central venous catheters increased in fiscal 2003 due primarily to an increase in the number of hospitals that began purchasing the Company's recently introduced procedure kits featuring its safety devices as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line, respectively, as discussed in Item 8. Notes to the Consolidated Financial Statements - Note 3. Sales of specialty catheters increased in fiscal 2003 due to improved sales of epidural products, intravenous and extension sets, percutaneous thrombolytic devices, and rapid infusion catheters. Sales of cardiac care products increased to $56.9 million from $56.8 million in fiscal 2002, due primarily to increased sales of IAB pump and diagnostic products offset by decreased sales to another medical device manufacturer. International sales increased by 11.1% to $130.5 million from $117.5 million in the prior year and represented 34.3% of net sales in fiscal 2003, compared to 34.5% in the prior year. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for fiscal 2003 increased $8.1 million.

In April 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products in fiscal 2003 compared to $4.9 million of such sales in fiscal 2002.

Gross profit increased 11.1% to $190.1 million in fiscal 2003 from $171.1 million in fiscal 2002. As a percentage of net sales, gross profit decreased to 50.0% in fiscal 2003 compared to 50.2% in fiscal 2002. The decline in gross margin was due primarily to (1) lower margins realized on the sale of inventories of products purchased as part of the Company's acquisition of the net assets of Stepic Medical, its former New York City distributor, in September 2002, and (2) the ongoing distribution by the Company's Stepic subsidiary of lower margin products of other medical device manufacturers, offset in part by
(3) a $1.8 million charge against sales in fiscal 2002 related to the Company's acquisition of Stepic Medical to reflect an increase in the


                                      (23)
reserve for dealer rebates as a result of obtaining additional information regarding Stepic's rebates, (4) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002, and (5) higher than average margins realized on the sale of NeoCare(R) products associated with the acquisition of this business in March 2003.

The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets in the U.S. where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. The Company intends to continue its efforts to mitigate the effect of these pricing pressures through continued emphasis on cost reduction.

Research, development and engineering expenses in fiscal 2003 increased by 7.6% to $28.2 million from $26.2 million in fiscal 2002. As a percentage of net sales, these expenses decreased to 7.4% in fiscal 2003, compared to 7.7% in fiscal 2002. The increase in research, development and engineering expenses was primarily due to a write off of $3.6 million, or $0.05 diluted earnings per share, related to development costs for the second generation of external batteries used in the Arrow LionHeart(TM), the Company's LVAS, and increased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. Offsetting these increases was lower research and development spending relating to other aspects of the Arrow LionHeart(TM) program and lower development expenditures for the Company's implantable drug infusion pump product line as a result of the Company's divestiture of this business in April 2002.

Selling, general and administrative expenses increased by 14.0% to $89.4 million from $78.4 million in the previous year, and were 23.5% of net sales in fiscal 2003 compared to 23.0% in fiscal 2002. These increases were due primarily to several factors: (1) increased legal costs of $1.9 million associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products (see Notes to Consolidated Financial Statements - Note 16);
(2) increased expenses of $0.8 million relating to the strengthening of the Company's international marketing; (3) selling, general and administrative expenses of $6.5 million incurred in connection with the Company's acquisitions of Stepic Medical, Diatek, the NeoCare(R) product line and IMA, as further discussed below under "Liquidity and Capital Resources"; and (4) an increase in selling, general and administrative expenses of $2.5 million as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. These increases were offset in part by a decrease in expenses of $3.5 million resulting from the divestiture of the Company's implantable drug infusion pump business in April 2002. The Company expects to incur additional legal costs in the first quarter of fiscal 2004 in connection with the patent litigation relating to its hemodialysis catheter products.

Net periodic pension cost is recorded in operating expenses in amounts determined by the Company's actuaries and is based on management's estimates of expected interest rates, expected rates of return on plan assets and expected compensation increases. These estimates reflect management's best judgments in the current circumstances. Actual results may differ from the estimates. Interest rate assumptions are based on market rates at the beginning of the Company's fiscal year. Expected rates of return on plan assets are based in part on the Company's historical asset portfolio performance over the prior ten year period and also the estimated rate of return on plan assets in the future. The Company's rate of compensation increase assumption is based on its historical compensation percentage increases as well as its expected rate increases in future periods.

The Company incurred a special charge in its fourth quarter of fiscal year 2003 totaling $8.0 million ($5.4 million after tax, or $0.12 diluted earnings per share.) This special charge was recorded to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as discussed above relate to certain of the Company's hemodialysis catheter products.


                                      (24)

Principally due to the above factors, operating income increased 10.2% to $64.6 million in fiscal 2003 from $58.6 million in fiscal 2002.

Other expenses (income), net, increased to $2.3 million of income in fiscal 2003 from $0.8 million of expense in fiscal 2002, principally due to the two factors discussed below. Other expenses (income) net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. The Company had foreign currency transaction gains resulting from the translation of intercompany receivables denominated in the functional currencies of its international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporarily unhedged foreign currency position leading to a foreign currency transaction gain of $1.0 million. This foreign currency position was subsequently hedged in the third fiscal quarter. In addition, the Company realized interest income accruing on refunds related to amended federal tax returns, which claimed additional research and development credits and depreciation of equipment. Aggregate foreign exchange losses were $0.1 million and $0.2 million in fiscal 2003 and 2002, respectively. Gains relating to foreign currency contracts were $0.7 million in fiscal 2003 and $0.1 million in fiscal 2002.

As a result of the factors discussed above, income before income taxes increased in fiscal 2003 by 15.7% to $66.9 million from $57.8 million in fiscal 2002. The Company's effective income tax rate decreased to 31.8% from 32.5% in fiscal 2002, primarily due to a favorable tax settlement with the IRS in the fourth quarter of fiscal 2003 related to the Company's research and development tax credits.

In addition, the Company currently anticipates a tax payment in fiscal 2004 of an amount ranging between $2.8 million and $10.2 million related to an ongoing Japanese transfer price audit. The Company intends to utilize competent authority proceedings in the U.S. to recover a majority of the required tax payment amount. The Company believes that any amount not recovered through these proceedings has been fully reserved as of August 31, 2003 and, therefore will not adversely affect its future results of operations. Payment of this amount, however, is expected to adversely affect the Company's operating cash flow in fiscal 2004.

In fiscal 2003, the World Trade Organization determined that the Extraterritorial Income Regime, or ETI, as provided for in the U.S. Internal Revenue Code, is an illegal export subsidy. Accordingly, the Company anticipates that the United States will repeal the ETI during fiscal 2004. Various proposals before the U.S. Congress may replace the ETI, but even if adopted, would likely not result in the same level of income tax benefit to the Company as the ETI. Therefore, it is possible that the Company's worldwide tax rate will increase in fiscal 2004 and beyond, pending the outcome of these potential changes in the law. During fiscal 2003, the ETI benefit decreased the Company's worldwide tax rate by 4.2 percentage points. The Company is presently unable to determine the effect of the potential tax law changes and there can be no assurance that such changes will not adversely affect its results of operations in future periods.

Net income in fiscal 2003 increased 17.2% to $45.7 million from $39.0 million in fiscal 2002. As a percentage of net sales, net income represented 12.0% in fiscal 2003 compared to 11.4% in fiscal 2002.

During the fourth quarter of fiscal 2003, the Company approved the issuance, effective on August 15, 2003, of an additional share of common stock for each share issued and outstanding on the record date of August 1, 2003 while retaining the rate of its quarterly dividend, which resulted in the doubling of its quarterly dividend to $0.08 per share. All historical share and per share information has been adjusted to reflect these actions.

Basic earnings per common share were $1.05 in fiscal 2003, up 18.0%, or $0.16 per share, from $0.89 in fiscal 2002. Diluted earnings per common share were $1.04 in fiscal 2003, up 18.2%, or $0.16 per share, from $0.88 in fiscal 2002. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 43,399,363 in fiscal 2003 from 43,825,856 in fiscal 2002. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 43,773,253 in fiscal 2003 from 44,211,082 in fiscal 2002. These decreases were primarily a result of the Company's share repurchase program, which remains in effect.


                                      (25)

FISCAL 2002 COMPARED TO FISCAL 2001

Net sales increased by $6.8 million, or 2.0%, to $340.8 million in fiscal 2002 from $334.0 million in fiscal 2001. Sales of critical care products increased 2.9% to $284.0 million from $276.1 million in fiscal 2001, due primarily to increased sales of central venous and special catheters. Sales were adversely impacted by a $1.8 million charge for increased rebate reserves related to the Company's acquisition of the net assets of its former New York City distributor, Stepic Medical, on September 3, 2002, as further described above in Item 1. Business - Sales and Marketing. Sales of cardiac care products decreased 1.9% to $56.8 million from $57.9 million in fiscal 2001, due primarily to decreased sales of IAB pump and diagnostic products. International sales increased by $3.5 million, and represented 34.5% of net sales in fiscal 2002, compared to 34.1% in the prior year, despite the negative impact of the strength of the U.S. dollar relative to currencies in countries where the Company operates direct sales subsidiaries, which reduced sales by $2.1 million for fiscal 2002 when compared to the prior fiscal year.

In April 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products from April 1, 2002 through August 31, 2002, compared to $3.2 million of such sales in the same five month period of fiscal 2001.

Gross profit decreased 2.5% to $171.1 million in fiscal 2002 from $175.5 million in fiscal 2001. As a percentage of net sales, gross profit decreased to 50.2% in fiscal 2002 compared to 52.5% in fiscal 2001. These decreases were primarily the result of increased manufacturing variances caused by manufacturing of products at a rate below the actual sales rate in order to bring inventories more in line with requirements following manufacturing shifts to expanded international plants, a less profitable product sales mix and pricing pressures. Gross profit also decreased, as discussed above, due to a $1.8 million charge against sales related to the Company's acquisition of its former New York City distributor to reflect an increase in the reserve for dealer rebates as a result of obtaining additional information regarding the distributor's rebates (see Item 8. Notes to Consolidated Financial Statements - Notes 2 and 3).

The Japanese Ministry of Health and Welfare adopted new reimbursement pricing for central venous catheters effective as of April 1, 2002. The impact of this reduced pricing on the Company's earnings for fiscal 2002 was not material.

In addition, effective as of March 1, 2002, the Company entered into an agreement with a group purchasing organization resulting in reduced pricing to the hospitals participating in this organization. The impact of the reduced pricing under this arrangement on the Company's earnings in fiscal 2002 was not material.

Research, development and engineering expenses in fiscal 2002 increased by 4.0% to $26.2 million from $25.2 million in fiscal 2001. As a percentage of net sales, these expenses increased to 7.7% in fiscal 2002, compared to 7.5% in fiscal 2001. This increase was primarily a result of increased research and development spending on the Arrow LionHeart(TM), the Company's LVAS, and CorAide(TM), the Company's joint research and development program with The Cleveland Clinic Foundation, which was offset in part by less research and development spending on the Company's implantable drug infusion pump business due to its divestiture of this business on April 1, 2002.

Selling, general and administrative expenses were $78.4 million during fiscal 2002 compared to $78.5 million in the previous year, and were 23.0% of net sales in fiscal 2002 compared to 23.5% in fiscal 2001. This decrease was due primarily to several factors, including: decreased legal expenses relating to patent litigation matters although, as discussed above, the Company continued to incur legal costs in connection with a patent dispute relating to certain of its hemodialysis catheter products; and reduced goodwill amortization expense of $3.0 million related to the Company's adoption in the first quarter of fiscal 2002 of SFAS 142, less selling, general and administrative expenses related to the Company's implantable drug infusion pump business, which was sold in April 2002, partially offset by increased expenses related to the Company's defined benefit


                                      (26)
pension plans. In addition, during fiscal 2002, the Company recorded a $2.1 million charge for additional product liability insurance to maintain deductibles at existing levels for five years for claims incurred but not reported occurring prior to September 1, 2002 and for additional reserves for product liability claims and workers' compensation exposures.

As discussed in Note 20 of Notes to Consolidated Financial Statements in Item 8 of this report, during fiscal 2002, the Company recorded an estimated loss of $1.2 million ($0.8 million after tax, or $0.02 per basic and diluted common share) on the sale of its implantable drug infusion pump business. As discussed in Note 18 of Notes to Consolidated Financial Statements in Item 8 of this report, the Company also recorded a gain of $1.7 million on the sale of securities available for sale. The net impact of these transactions was not material to the Company's results of operations for fiscal 2002.

The Company recorded special charges in the fourth quarter of fiscal 2002 amounting to a total of $8.0 million ($5.4 million after tax, or $0.12 per basic and diluted common share) relating to the matters described below. Intangible assets in the aggregate amount of $4.7 million ($3.2 million after tax, or $0.07 per basic and diluted common share) were written off relating to purchased technologies the Company has decided not to support for (1) Pullback Atherectomy Catheterization, or PAC ($2.6 million, $1.8 million after tax, or $0.04 per basic and diluted common share), (2) IAB pumping software ($1.5 million, $1.0 million after tax, or $0.02 per basic and diluted common share), and (3) microwave ablation technology ($0.6 million, $0.4 million after tax, or $0.01 per basic and diluted common share). The Company's special charge relating to the PAC resulted from its discontinuation of support for this development project due to changes in the market outlook for this device. The special charge relating to the IAB pumping software resulted from the Company's decision to evaluate a new pump which will not utilize this software. The special charge relating to microwave ablation resulted from the Company's decision to discontinue its efforts to further develop this technology for treating liver ablation. Also included in the special charge is the write-off of an investment of $2.0 million ($1.3 million after tax, or $0.03 per basic and diluted common share) in a developer and manufacturer of systems to measure certain cardiac functions due to the developer's uncertain access to future financing and unfavorable financial condition. Finally, due to delay in CE-mark approval for the Arrow LionHeart(TM), the Company's LVAS, in Europe, the Company incurred $1.3 million ($0.9 million after tax, or $0.02 per basic and diluted common share) of manufacturing variances related to systems being produced for market introduction.

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

As a result of the factors discussed above, income before income taxes decreased in fiscal 2002 by 16.8% to $57.8 million from $69.5 million in fiscal 2001. The Company's effective income tax rate decreased to 32.5% from 33.0% in fiscal 2001, principally as a result of the Company's adoption of SFAS 142 and the elimination of nondeductible goodwill in the first quarter of fiscal 2002 and anticipated research and development tax credits.

Net income in fiscal 2002 decreased 16.1% to $39.0 million from $46.5 million in fiscal 2001. As a percentage of net sales, net income represented 11.4% in fiscal 2002 compared to 13.9% in fiscal 2001. As a result of the Company's adoption of SFAS 142 and the discontinuation of amortization of goodwill, net income in fiscal 2002 increased by $2.1 million after tax from fiscal 2001 ($0.05 per basic and diluted common share).


                                      (27)

Basic earnings per common share were $0.89 in fiscal 2002, down 16.0%, or $0.17 per share, from $1.06 in fiscal 2001. Diluted earnings per common share were $0.88 in fiscal 2002, down 16.2%, or $0.17 per share, from $1.05 in fiscal 2001. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 43,825,856 in fiscal 2002 from 43,990,788 in fiscal 2001. Weighted average shares of common stock outstanding used in computing diluted earnings per common share decreased to 44,211,082 in fiscal 2002 from 44,240,734 in fiscal 2001. These decreases were primarily a result of the Company's share repurchase program, which, as discussed below, remains in effect, partially offset by the Company's issuance during fiscal 2002 of 20,000 shares from treasury to CCF as an additional royalty for CCF's completion of certain research and development milestones under the Company's license agreement with CCF.

LIQUIDITY AND CAPITAL RESOURCES

Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows included in Item 8 of this report. For fiscal 2003, net cash provided by operations was $78.8 million, an increase of $1.0 million, or 1.3% from the prior year, due primarily to a decrease in the net deferred tax asset and an increase in accrued compensation offset in part by an increase in prepaid pension costs, accounts receivable and prepaid expenses, and a decrease in accrued liabilities. The net deferred income tax asset decreased $10.7 million in fiscal 2003 compared to a $3.7 million increase in fiscal 2002 due primarily to the timing of book-tax differences resulting from more favorable than expected tax deductions for fiscal 2002 relating to depreciation, pension expenses and certain special charges. Accrued compensation increased $3.9 million in fiscal 2003 compared to a $0.1 million increase in fiscal 2002 due primarily to the achievement in fiscal 2003 of certain senior management bonuses in addition to increased compensation accruals incurred in connection with the Company's business acquisitions completed in fiscal 2003, as discussed below.

Prepaid pension costs increased $13.7 million in fiscal 2003 compared to a $2.2 million increase in fiscal 2002 due to increased payments used to fund certain of the Company's pension plans during fiscal 2003. Accounts receivable increased $7.5 million in fiscal 2003 compared to a $4.2 million decrease in fiscal 2002. The fiscal 2003 increase was due primarily to an increase in accounts receivable attributable to the Company's fiscal 2003 acquisition of Stepic Medical. The fiscal 2002 decrease primarily resulted from increased collections efforts by the Company. Accounts receivable, measured in days sales outstanding during the period, decreased to 79 days at August 31, 2003 from 80 days at August 31, 2002.

Prepaid expenses and other increased $6.8 million in fiscal 2003 compared to a $0.8 million decrease in fiscal 2002 due primarily to recording a receivable in fiscal 2003 for a favorable U.S. tax settlement related to the Company's research and development tax credits, the payment of which is expected to be received in fiscal 2004. Accrued liabilities increased $9.5 million in fiscal 2003 compared to a $3.9 million increase in fiscal 2002 due primarily to the establishment of a reserve in fiscal 2003 of $8.0 million for a proposed settlement in two related patent infringement lawsuits relating to certain of the Company's hemodialysis catheter products.

Net cash used in the Company's investing activities increased to $56.0 million in fiscal 2003 from $5.5 million in fiscal 2002 due primarily to the Company's business acquisitions completed in fiscal 2003, as discussed below, and the proceeds received by the Company from the sale of its implantable drug infusion pump business in fiscal 2002. Capital expenditures decreased to $16.4 million in fiscal 2003 from $21.0 million in fiscal 2002 primarily as a result of the completion of the Company's expansion of its Czech Republic manufacturing facility in addition to lower expenditures for certain computer software and hardware.


                                      (28)

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000, $3.5 million in fiscal 2001, and $1.0 million in fiscal 2002 for achievement of milestones during those periods. During fiscal 2003, the Company paid $0.5 million to Belmont for achievement of the final two milestones, representing the seventh and eighth quarterly installments of $250,000 payable by the Company (which payments commenced in April 2001). With these two payments, the Company has completed its payment obligations to Belmont pursuant to the asset purchase agreement and, as of August 31, 2003, no longer owes any amounts to Belmont. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $7.1 million. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million, which includes the relief from $5.5 million of accounts receivable that had been due from this distributor. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12.6 million purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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
                                                     ==========

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10.9 million, subject to post-closing adjustments. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid $8.9 million in cash and recorded a liability classified as long-term debt of an additional $2.0 million for potential purchase price adjustments. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12.2 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a preliminary fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels and are being expensed as incurred.


                                      (29)

The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. This business acquisition is expected to benefit the Company's fiscal year 2004 results. The purchase price for this acquisition was allocated as follows:

           (in millions)
        Accounts receivable                              $ 0.2
        Inventories                                        0.4
        Property, plant and equipment                      0.2
        Intangible assets                                 12.2
        Current liabilities                               (2.1)
                                                     ----------
           Total purchase price                          $10.9
                                                     ==========

On March 18, 2003, the Company purchased substantially all of the assets of Klein Baker Medical, Inc., a company doing business as NeoCare(R) in San Antonio, Texas, for approximately $16.5 million, subject to post-closing adjustments. NeoCare(R) develops, manufactures and markets specialty catheters and related procedure kits to neonatal intensive care units. The Company believes that this acquisition will further enhance its broad line of critical care related products and may serve as the base for possible further expansion of the Company's pediatric product line. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid $14.5 million in cash and recorded a liability classified as long-term debt of an additional $2.0 million for potential purchase price adjustments. This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $3.8 million was recorded as goodwill and will be evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired were $8.5 million, with $7.2 million being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. The other intangible asset portion of $1.3 million has an indefinite life, which the Company is testing for impairment on an annual basis in accordance with the provisions of SFAS No. 142. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. This business acquisition is expected to benefit the Company's fiscal 2004 results. The purchase price for this acquisition was allocated as follows:

           (in millions)
        Accounts receivable                              $  0.6
        Inventories                                         2.0
        Property, plant and equipment                       1.7
        Goodwill and intangible assets                     12.3
        Current liabilities                                (0.1)
                                                    -----------
           Total purchase price                          $ 16.5
                                                    ===========

On July 1, 2003, the Company purchased certain assets of its former Florida-based distributor, IMA, Inc., for $2.3 million, which includes the relief from $0.6 million of accounts receivable that had been due from this distributor, subject to post-closing adjustments. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid in cash $2.2 million for this acquisition. As a result of this transaction, the Company is conducting direct sales activity in the territory formerly covered by IMA, Inc.


                                      (30)

This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $1.8 million are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

           (in millions)
        Accounts receivable                               $0.3
        Inventories                                        0.8
        Intangible assets                                  1.8
        Current liabilities                               (0.6)
                                                    -----------
           Total purchase price                           $2.3
                                                    ==========

In fiscal 2001, the Company's Board of Directors approved spending of up to $10.0 million for the construction of additional manufacturing capacity, including related equipment, at its existing manufacturing and research facility in the Czech Republic. Construction of the additional space at this facility was completed in December 2001. As of August 31, 2003, the Company had completed this construction, including the purchase of related equipment, and had spent all of the authorized amount.

Financing activities used $9.4 million of net cash in fiscal 2003, compared to $42.6 million in fiscal 2002, primarily as a result of a decrease in the Company's need for borrowings under its U.S. revolving credit facility offset in part by an increase in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program. The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under the share repurchase program. During fiscal 2003, the Company purchased 766,000 shares of its common stock under this program for $13.8 million. As of August 31, 2003, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At both August 31, 2003 and 2002, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes. At August 31, 2003 and 2002, the Company had $18.9 million and $6.2 million outstanding under this credit facility, respectively, all of which was owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. This credit facility was amended in fiscal 2003 to increase the approval limit from $50.0 million to $75.0 million for the requirement that the lender approve the incurrence of additional indebtedness related to the revolving credit facility. At August 31, 2003 and 2002, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $18.0 and $20.7 million, of which $9.4 and $9.9 million were outstanding as of August 31, 2003 and 2002, respectively. In addition, during fiscal 2003 the Company entered into a short-term note payable with IMA, Inc. for $0.1 million related to a non-compete arrangement pursuant to the Company's acquisition of this business on July 1, 2003.


                                      (31)

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2003, the weighted average interest rate on short-term borrowings was 2.2% per annum. Combined borrowings under these facilities increased $12.3 million during fiscal year 2003 due primarily to the Company's refinancing associated with its Czech Republic subsidiary.

A summary of all of the Company's contractual obligations and commercial commitments as of August 31, 2003 were as follows:

                                                                    PAYMENTS DUE
                                                                         OR
                                                               COMMITMENT EXPIRATION
                                                                     BY PERIOD
                                            -------------------------------------------------------------

                                                          LESS                                    MORE
       CONTRACTUAL OBLIGATIONS AND                        THAN        1 - 3        3 - 5         THAN 5
          COMMERCIAL COMMITMENTS              TOTAL      1 YEAR       YEARS        YEARS          YEARS
----------------------------------------    ---------  ----------   ---------    ---------      ---------
             ($ IN MILLIONS)
Long-term debt                                 $ 4.0        $0.3        $3.7         $  -           $  -
Operating leases                                11.5         4.4         5.0          1.1            1.0
Other long-term obligations                      0.4           -         0.1          0.1            0.2
Lines of credit*                                28.4        28.4           -            -              -
Standby letters of credit                        1.6         1.6           -            -              -
----------------------------------------    ---------  ----------   ---------    ---------      ---------

Total cash contractual obligations
and commercial commitments                     $45.9       $34.7        $8.8         $1.2           $1.2
                                            =========  ==========   =========    =========      =========

*Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 7.

Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and repurchases of the Company's stock in the open market, and to meet the currently foreseeable liquidity needs of the Company.

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


                                      (32)

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

Inventory:

The Company values its inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to fair market value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2003, the Company had $6.0 million of inventory related to its HemoSonic(TM) 100 hemodynamic monitoring device, which is significantly greater than the net sales of this product in fiscal 2003. The Company is currently developing changes to this product which it believes should enhance the demand for this product in the marketplace. The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions.

Impairment of Goodwill:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill and other "indefinite-lived" assets are not amortized and are subject to the impairment rules of Statement of Financial Accounting Standards No. 142 (SFAS 142), which the Company adopted effective as of September 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to its carrying value to determine if an impairment loss


                                      (33)
should be calculated. If the book value of the reporting unit exceeds its fair value, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of the reporting unit from the fair value of the reporting unit. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded.

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

Product Liability:

Costs for attorney's fees and indemnification associated with injuries resulting from the use of the Company's products are provided for in setting reserves. The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim, giving consideration to the perspective of outside counsel and other relevant factors. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis. For fiscal 2003, the Company's deductibles for its primary global product liability insurance policy were increased to $750,000 per occurrence from $250,000 in fiscal 2002 for domestic product liability claims, with the Company's annual exposure for such deductibles in any one policy year being increased to $1.5 million in fiscal 2003 from $500,000 in fiscal year 2002. Effective for fiscal 2004, the Company's deductibles for its primary global product liability insurance policy were increased to $2.5 million per occurrence for domestic product liability claims, with the Company's annual exposure for such deductibles being limited to $5.0 million for any one policy year. The policy year runs from September 1 to August 31 and has a $10.0 million aggregate limit. The Company also has additional layers of coverage insuring up to $35.0 million in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Because deductibles were due to increase when the Company renewed its product liability insurance policy in September 2002, the Company elected to exercise a provision in its current policy that maintains deductibles and limits for unreported claims occurring prior to September 1, 2002 at existing levels for five years.

Employee Benefit Plans:

The Company sponsors pension, post-retirement, medical and life insurance plans covering substantially all of its employees who meet the applicable eligibility requirements. The Company uses several actuarial and other statistical factors which attempt to anticipate future events in calculating its expense and liability related to these plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases, as determined by the Company within specified guidelines. In addition, the Company's actuarial consultants also utilize subjective assumptions, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense recorded by the Company in any particular period.


                                      (34)

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

Deferred tax assets and liabilities are recorded when differences exist between the financial statement carrying amounts and the tax bases of assets or liabilities. The Company regularly reviews its deferred tax assets for recoverability and to date has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities. Undistributed earnings of the Company's foreign subsidiaries amounted to $25.9 million and $20.2 million at August 31, 2003 and 2002, respectively.

NEW ACCOUNTING STANDARDS

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. As of August 31, 2003, the Company has adopted the interim period and annual disclosure requirements of this statement.

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


                                      (35)

        The Company's objective in managing its exposure to foreign currency fluctuations is to minimize earnings and cash flow volatility associated with foreign exchange rate changes. The Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency assets, liabilities, commitments, and anticipated foreign currency revenues to meet these objectives. The contracts involve Japanese yen and other foreign currencies. The gains and losses on these contracts are offset by changes in the value of the related exposures in the Company's income statement. It is the Company's policy to enter into foreign currency transactions only to the extent exposures exist and not to enter into foreign currency transactions for speculative purposes.

        The fair value of all the Company's foreign currency forward contracts outstanding at August 31, 2003 was less than $0.1 million. The following analysis estimates the sensitivity of the fair value of all foreign currency forward contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2003 and 2002:

                                        Fair Value of Foreign Currency
                                                Forward Contracts
                                                -----------------
                                                  (in millions)
                                  August 31, 2003                August 31, 2002
                                  ---------------                ---------------
10% adverse rate movement                $ (0.4)                       $ (0.2)
At August 31st rates                          -                             -
10% favorable rate movement                 0.6                           0.3

        The Company had no foreign currency option contracts outstanding at August 31, 2003. The following analysis estimates the sensitivity of the fair value of all foreign currency option contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2003 and 2002:

                                        Fair Value of Foreign Currency
                                                 Option Contracts
                                                 ----------------
                                                  (in millions)
                                  August 31, 2003                August 31, 2002
                                  ---------------                ---------------
10% adverse rate movement                $    -                        $    -
At August 31st rates                          -                             -
10% favorable rate movement                   -                           0.1

        Any gains and losses on the fair value of forward and option contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above analysis.

        During fiscal 2003, 2002 and 2001, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.7%, 21.9% and 22.2%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other Income / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and


                                      (36)
transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of November 1, 2003, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $8.8 million mature at various dates through December 2003. As of November 1, 2003, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

        The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes that its risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

        Additional Quantitative and Qualitative disclosures about market risk (e.g., interest rate and foreign currency exchange risk) are set forth in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this report.


                                      (37)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

         Report of Independent Auditors                                 39

         Consolidated Balance Sheets at
         August 31, 2003 and 2002                                      40-41

         Consolidated Statements of Income
         for the years ended August 31, 2003,
         2002 and 2001                                                  42

         Consolidated Statements of Comprehensive
         Income for the years ended August 31, 2003,
         2002 and 2001                                                  43

         Consolidated Statements of Cash Flows
         for the years ended August 31, 2003,
         2002 and 2001                                                 44-45

         Consolidated Statements of Changes in
         Shareholders' Equity for the years ended
         August 31, 2003, 2002, and 2001                               46-48

         Notes to Consolidated Financial Statements                    49-78

         Schedule II - Valuation and Qualifying Accounts                79


                                      (38)

Report of Independent Auditors


To the Board of Directors and
Shareholders of Arrow International, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 on page 38 present fairly, in all material respects, the financial position of Arrow International, Inc. and its subsidiaries (the "Company") at August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under
Item 8 on page 38 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP
Philadelphia, PA
October 3, 2003


                                      (39)

                                     ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS

                               (In thousands, except share amounts)


                                                                              August 31,
                                                                     ----------------------------
                                                                        2003              2002
                                                                     -----------      -----------
ASSETS

Current assets:
     Cash and cash equivalents                                        $  46,975        $  33,103
     Accounts receivable, less allowance for doubtful accounts
         of $990 and $956 in 2003 and 2002, respectively                 82,467           74,983
     Inventories, net                                                    90,449           85,946
     Prepaid expenses and other                                          14,978            8,246
     Deferred income taxes                                                7,011            5,377
                                                                     -----------      -----------

     Total current assets                                               241,880          207,655
                                                                     -----------      -----------

Property, plant and equipment:
     Land and improvements                                                5,748            5,658
     Buildings and improvements                                          88,767           86,094
     Machinery and equipment                                            163,479          154,727
     Construction-in-progress                                            18,300           15,001
                                                                     -----------      -----------
                                                                        276,294          261,480
Less accumulated depreciation                                          (147,861)        (131,157)
                                                                     -----------      -----------
                                                                        128,433          130,323

Goodwill                                                                 42,732           38,591

Intangible and other assets, net of accumulated amortization of
    $19,453 and $15,064 in 2003 and 2002, respectively                   48,836           27,738
Prepaid pension costs                                                    32,016           18,314
Deferred income taxes                                                         -            4,155
                                                                     -----------      -----------

     Total assets                                                     $ 493,897        $ 426,776
                                                                     ===========      ===========

                          See notes to consolidated financial statements


                                               (40)

                                ARROW INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS, continued

                           (In thousands, except share amounts)


                                                                     August 31,
                                                            ----------------------------
                                                                2003             2002
                                                            -----------      -----------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                   $     300        $     300
      Notes payable                                             28,431           16,132
      Accounts payable                                          11,727            9,736
      Cash overdrafts                                            1,506            2,697
      Accrued liabilities                                       21,600           12,086
      Accrued compensation                                      10,684            6,755
      Accrued income taxes                                       3,718            2,787
                                                            -----------      -----------
      Total current liabilities                                 77,966           50,493

Long-term debt                                                   3,735              300
Accrued postretirement and pension benefit obligations          13,409           15,627

Deferred income taxes                                            8,141                -
Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                      -                -
Common stock, no par value;
    100,000,000 shares authorized;
    issued 52,957,626 shares in 2003 and 2002                   45,661           45,661
Additional paid-in capital                                       5,840            4,054
Retained earnings                                              403,004          365,778
    Less treasury stock at cost:
       9,672,124 and 9,015,988 shares
       in 2003 and 2002, respectively                          (63,472)         (50,328)
Accumulated other comprehensive (expense)                         (387)          (4,809)
                                                            -----------      -----------

          Total shareholders' equity                           390,646          360,356
                                                            -----------      -----------


          Total liabilities and shareholders' equity         $ 493,897        $ 426,776
                                                            ===========      ===========

                      See notes to consolidated financial statements


                                          (41)

                                                      ARROW INTERNATIONAL, INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME

                                         (In thousands, except share and per share amounts)


                                                                                  for the years ended August 31,
                                                               ---------------------------------------------------------------------
                                                                       2003                     2002                    2001
                                                               --------------------    ---------------------   ---------------------
Net sales                                                       $          380,376      $           340,759     $           334,042
Cost of goods sold                                                         190,246                  169,625                 158,573
                                                               --------------------    ---------------------   ---------------------
       Gross profit                                                        190,130                  171,134                 175,469
                                                               --------------------    ---------------------   ---------------------

Operating expenses:
       Research, development and engineering                                28,170                   26,165                  25,209
       Selling, general and administrative                                  89,354                   78,406                  78,499
       Special charges                                                       8,000                    8,005                       -
                                                               --------------------    ---------------------   ---------------------
                                                                           125,524                  112,576                 103,708
                                                               --------------------    ---------------------   ---------------------

       Operating income                                                     64,606                   58,558                  71,761
                                                               --------------------    ---------------------   ---------------------

Other expenses (income):
       Interest expense, net of amount capitalized                             618                      627                   2,084
       Interest income                                                      (1,821)                    (235)                   (187)
       Other, net                                                           (1,109)                     389                     394
                                                               --------------------    ---------------------   ---------------------
                                                                            (2,312)                     781                   2,291
                                                               --------------------    ---------------------   ---------------------
Income before income taxes                                                  66,918                   57,777                  69,470

Provision for income taxes                                                  21,248                   18,777                  22,925
                                                               --------------------    ---------------------   ---------------------


          Net income                                            $           45,670      $            39,000     $            46,545
                                                               ====================    =====================   =====================


Basic earnings per common share                                 $             1.05      $              0.89     $              1.06
                                                               ====================    =====================   =====================
Diluted earnings per common share                               $             1.04      $              0.88     $              1.05
                                                               ====================    =====================   =====================
Cash dividends per common share                                 $           0.1950      $            0.1375     $            0.1275
                                                               ====================    =====================   =====================

        Weighted average shares used in computing
                basic earnings per common share                         43,399,363               43,825,856              43,990,788
                                                               ====================    =====================   =====================

        Weighted average shares used in computing
               diluted earnings per common share                        43,773,253               44,211,082              44,240,734
                                                               ====================    =====================   =====================

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.


                                           See notes to consolidated financial statements

                                                                (42)

                                                     ARROW INTERNATIONAL, INC.

                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           (In thousands)


                                                                                     for the years ended August 31,
                                                                        ----------------------------------------------------------
                                                                                   2003                 2002                 2001
                                                                        ----------------    -----------------    -----------------
Net income                                                               $       45,670      $        39,000     $         46,545

Other comprehensive income (expense):
        Foreign currency translation adjustments                                  3,309                5,470                 (182)
        Unrealized holding (loss) gain on foreign currency
             option contracts                                                       286                 (400)                 114
        Unrealized holding (loss) gain on securities, net of tax
             ($0, $399 and $(108), respectively)                                      -                 (642)                 173
        Reclassification adjustment for (gains) on securities
             included in net income, net of tax ($0, $653 and
             $76, respectively)                                                       -               (1,050)                (123)
        Minimum pension liability adjustment, net of tax ($(515),
        $557 and $0, respectively)                                                  827                 (874)                 (22)
                                                                        ----------------    -----------------    -----------------

                  Other comprehensive income (expense)                            4,422                2,504                  (40)
                                                                        ----------------    -----------------    -----------------


                  Total comprehensive income                             $       50,092      $        41,504      $        46,505
                                                                        ================    =================    =================


                                           See notes to consolidated financial statements

                                                               (43)

                                                      ARROW INTERNATIONAL, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (In thousands)


                                                                                      for the years ended August 31,
                                                                    ---------------------------------------------------------------
                                                                           2003                   2002                 2001
                                                                    -------------------   -------------------   -------------------
Cash flows from operating activities:
      Net income                                                     $          45,670     $          39,000     $          46,545
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation                                                              18,850                18,581                16,576
      Special charges                                                            8,000                 8,005                     -
      Amortization                                                               4,376                 3,112                 6,120
      LionHeart(TM)second generation external batteries write-off                3,569                     -                     -
      401(K) plan stock contribution                                               713                   739                   106
      Non-qualified stock option tax benefit                                       565                     -                     -
      Gain on sale of securities                                                     -                (1,703)                 (199)
      Deferred income taxes                                                     10,145                (3,233)                1,892
      Unrealized holding gain (loss) on foreign currency options                   286                  (400)                  114
      Realized holding gain (loss) on securities                                     -                 1,052                   (31)
      Loss on sale of implantable drug infusion pump business                        -                 1,226                     -
      Increase (decrease) in provision for postretirement benefit
      obligation                                                                   887                  (607)                 (207)
      (Increase) in prepaid pension costs                                      (13,702)               (2,193)               (3,859)
      Other                                                                          -                  (176)                 (201)
Changes in operating assets and liabilities, net of effects
 from acquisitions:
           Accounts receivable, net                                               (302)                6,822                (6,532)
           Inventories                                                           5,710                 4,174               (11,676)
           Prepaid expenses and other                                           (6,593)                1,123                (4,925)
           Accounts payable and accrued liabilities                             (3,816)                2,141                  (536)
           Accrued compensation                                                  3,746                    59                (1,428)
           Accrued income taxes                                                    682                   117                    89
                                                                    -------------------   -------------------   -------------------
              Total adjustments                                                 33,116                38,839                (4,697)
                                                                    -------------------   -------------------   -------------------
                 Net cash provided by operating activities                      78,786                77,839                41,848
                                                                    -------------------   -------------------   -------------------
Cash flows from investing activities:
      Capital expenditures                                                     (16,446)              (21,047)              (20,880)
      (Increase) in intangible and other assets                                 (1,272)                   (6)               (3,549)
      Cash paid for businesses acquired, net                                   (38,317)                                     (3,601)
      Proceeds from sale of business                                                 -                13,000                     -
      Proceeds from sale of securities                                               -                 2,540                   639
                                                                    -------------------   -------------------   -------------------
                 Net cash used in investing activities                         (56,035)               (5,513)              (27,391)
                                                                    -------------------   -------------------   -------------------
Cash flows from financing activities:
      Increase (decrease) in notes payable                                      11,554               (34,698)                 (958)
      Principal payments of long-term debt, including current
      maturities                                                                  (565)                 (300)               (8,631)
      (Decrease) increase in book overdrafts                                    (1,191)                  733                   769
      Dividends paid                                                            (6,522)               (5,920)               (5,499)
      Proceeds from stock options exercised                                      1,210                 3,346                   298
      Purchase of treasury stock                                               (13,846)               (5,758)               (1,294)
                                                                    -------------------   -------------------   -------------------
                 Net cash used in financing activities                          (9,360)              (42,597)              (15,315)
                                                                    -------------------   -------------------   -------------------
Effects of exchange rate changes on cash and cash equivalents                      481                   406                  (133)
Net change in cash and cash equivalents                                         13,872                30,135                  (991)
Cash and cash equivalents at beginning of year                                  33,103                 2,968                 3,959
                                                                    -------------------   -------------------   -------------------
Cash and cash equivalents at end of year                            $           46,975      $         33,103       $         2,968
                                                                    ===================    ==================   ===================


                                           See notes to consolidated financial statements

                                                               (44)

                                                      ARROW INTERNATIONAL, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                           (In thousands)


                                                                                      For the years ended August 31,
                                                                         --------------------------------------------------------
                                                                               2003                2002               2001
                                                                         ----------------    ----------------    ----------------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                                      $          547      $          635      $        2,680
Income taxes                                                              $       13,759      $       19,969      $       24,070



Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                                   $       53,278      $            -      $        4,952
Liabilities assumed                                                               14,961                   -               1,351
                                                                         ----------------    ----------------    ----------------
Cash paid for assets, net of cash acquired,
   of $0, $0 and $386, respectively                                       $       38,317      $            -      $        3,601
                                                                         ================    ================    ================

Cash paid for businesses acquired:
      Working capital                                                     $       10,323      $            -      $            -
      Property, plant and equipment                                                1,960                   -                 180
      Goodwill, intangible assets and in-process
         research and development                                                 30,034                                   3,421
      Long-term debt                                                              (4,000)                  -                   -
                                                                         ----------------    ----------------    ----------------
                                                                          $       38,317      $            -      $        3,601
                                                                         ================    ================    ================

Treasury Stock issued for 401(k) Plan contribution                        $          713      $          739      $          106
                                                                         ================    ================    ================
Intangible assets acquired by issuing treasury stock                      $            -      $          464      $          878
                                                                         ================    ================    ================
Non-qualified stock option tax benefit                                    $          565      $            -      $            -
                                                                         ================    ================    ================
Dividends declared but not paid                                           $        3,462      $        1,538      $        1,430
                                                                         ================    ================    ================


                                           See notes to consolidated financial statements

                                                                (45)

                                  ARROW INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      for the years ended August 31, 2003, 2002 and 2001

                      (In thousands, except share and per share amounts)


                                     Common Stock                        Treasury Stock
                                ---------------------                ---------------------


                                                                                               Addition
                                                         Retained                              Paid-in
                                  Shares      Amount     Earnings     Shares      Amount       Capital
                                ----------   --------    ---------   ---------   ---------     -------

Balance, August 31, 2002        52,957,626   $ 45,661    $ 365,778   9,015,988   $(50,328)     $ 4,054
Cash dividends on common
   stock, $0.195 per share                                  (8,444)
Purchase of treasury stock                                             766,000    (13,846)
  Exercise of stock options                                            (73,930)       477         733
  Treasury stock issued to
    purchase intangible
    assets
  Treasury stock issued as
    contribution to the
    Company's 401(k) Plan                                              (35,934)       225         488
Reclassification adjustment,
    stock option tax benefit
    (non-qualified stock option)                                                                  565
  Unrealized holding gain on
    foreign currency option
    contracts
  Foreign currency translation
    adjustments

  Minimum pension liability
    adjustment
  Net income                                                45,670
                                ----------   --------    ---------   ---------   ---------     -------
Balance, August 31, 2003        52,957,626   $ 45,661    $ 403,004   9,672,124   $(63,472)     $ 5,840
                                ==========   ========    =========   =========   =========     =======

                               Accumulated Other Comprehensive Income (Expense)
                               -----------------------------------------------


                                 Minimum     Reclass-
                                 Pension    ification   Unrealized
                                 Liability  Adjustment   gain on    Foreign
                                 Adjust-       for      Marketable  Currency
                                  ment        Gains     Securities  Effects
                                 -------    ---------   ----------  --------

Balance, August 31, 2002         $ (896)    $ (1,173)   $    1,173  $(3,913)
Cash dividends on common
   stock, $0.195 per share
Purchase of treasury stock
  Exercise of stock options
  Treasury stock issued to
    purchase intangible
    assets
  Treasury stock issued as
    contribution to the
    Company's 401(k) Plan
Reclassification adjustment,
    stock option tax benefit
    (non-qualified stock option)
  Unrealized holding gain on
    foreign currency option
    contracts                                                           286
  Foreign currency translation
    adjustments                                                       3,309

  Minimum pension liability
    adjustment                      827
  Net income
                                 -------    ---------   ----------  --------
Balance, August 31, 2003         $  (69)    $ (1,173)   $    1,173  $  (318)
                                 =======    =========   ==========  ========

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.

                        See notes to consolidated financial statements


                                            (46)

                                        ARROW INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           for the years ended August 31, 2003, 2002 and 2001

                           (In thousands, except share and per share amounts)





                                      Common Stock                        Treasury Stock
                                 ---------------------                ---------------------


                                                                                                Addition
                                                          Retained                              Paid-in
                                   Shares      Amount     Earnings     Shares      Amount       Capital
                                 ----------   --------    ---------   ---------   ---------     -------

Balance, August 31, 2001         52,957,626   $ 45,661    $332,806    8,954,826   $(45,995)     $  930
Cash dividends on common                                    (6,028)
   stock, $0.1375 per share
Purchase of treasury stock                                              317,000     (5,758)
  Exercise of stock options                                            (200,200)     1,116       2,230
  Treasury stock issued to
   purchase intangible assets                                           (20,000)       112         352
  Treasury stock issued as
   contribution to the
   Company's 401(k) Plan                                                (35,638)       197         542
Reclassification adjustment
   for gains included in net
   income, net of tax of $653
Unrealized gain on marketable
   securities, net of tax of $399
  Unrealized holding gain on
   foreign currency option
   contracts
  Foreign currency translation
   adjustments
  Minimum pension liability
   adjustment
  Net income                                                 39,000
                                 ----------   --------    ---------   ---------   ---------     -------
Balance, August 31, 2002         52,957,626   $ 45,661    $ 365,778   9,015,988   $(50,328)     $ 4,054
                                 ==========   ========    =========   =========   =========     =======

                                Accumulated Other Comprehensive Income (Expense)
                                ------------------------------------------------


                                  Minimum     Reclass-
                                  Pension    ification   Unrrealized
                                  Liability  Adjustment   gain on    Foreign
                                  Adjust-       for      Marketable  Currency
                                   ment        Gains     Securities  Effects
                                  -------    ---------   ----------  --------


Balance, August 31, 2001          $  (22)    $   (123)   $    1,815  $(8,983)
Cash dividends on common
   stock, $0.1375 per share
Purchase of treasury stock
  Exercise of stock options
  Treasury stock issued to
   purchase intangible assets
  Treasury stock issued as
   contribution to the
   Company's 401(k) Plan
Reclassification adjustment
   for gains included in net
   income, net of tax of $653                  (1,050)
Unrealized gain on marketable
   securities, net of tax of $399                              (642)
  Unrealized holding gain on
   foreign currency option
   contracts                                                            (400)
  Foreign currency translation
   adjustments                                                         5,470
  Minimum pension liability
   adjustment                       (874)
  Net income
                                  -------    ---------   ----------  --------
Balance, August 31, 2002          $ (896)    $ (1,173)   $    1,173  $(3,913)
                                  =======    =========   ==========  ========

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.

                             See notes to consolidated financial statements


                                                  (47)


                                        ARROW INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           for the years ended August 31, 2003, 2002 and 2001

                           (In thousands, except share and per share amounts)





                                     Common Stock                        Treasury Stock
                                ---------------------                ---------------------


                                                                                               Addition
                                                         Retained                              Paid-in
                                  Shares      Amount     Earnings     Shares      Amount       Capital
                                ----------   --------    ---------   ---------   ---------     -------
Balance, August 31, 2000        52,957,626   $ 45,661    $ 291,870   8,955,820   $(45,092)     $    38
Cash dividends on common
   stock, $0.1275 per share                                 (5,609)
Purchase of treasury stock                                              73,800     (1,294)
  Exercise of stock options                                            (19,140)       106          192
  Treasury stock issued to
   purchase intangible assets                                          (50,000)       256          622
  Treasury stock issued as
   contribution to the
   Company's 401(k) Plan                                                (5,654)        29           78
Reclassification adjustment
   for gains included in net
   income, net of tax of $76
Unrealized gain on marketable
   securities, net of tax of
   $(108)
  Unrealized holding gain on
   foreign currency option
   contracts
  Foreign currency translation
   adjustments
  Minimum pension liability
   adjustment
  Net income                                                46,545
                                ----------   --------    ---------   ---------   ---------     -------
Balance, August 31, 2001        52,957,626   $ 45,661    $ 332,806   8,954,826   $(45,995)     $   930
                                ==========   ========    =========   =========   =========     =======

                                Accumulated Other Comprehensive Income (Expense)
                                ------------------------------------------------


                                 Minimum     Reclass-
                                 Pension    ification   Unrrealized
                                 Liability  Adjustment   gain on    Foreign
                                 Adjust-       for      Marketable  Currency
                                  ment        Gains     Securities  Effects
                                 -------    ---------   ----------  --------

                                 $     -    $       -   $    1,642  $(8,915)

Balance, August 31, 2000
Cash dividends on common
   stock, $0.1275 per share
Purchase of treasury stock
  Exercise of stock options
  Treasury stock issued to
   purchase intangible assets
  Treasury stock issued as
   contribution to the
   Company's 401(k) Plan
Reclassification adjustment                     (123)
   for gains included in net
   income, net of tax of $76
Unrealized gain on marketable                                  173
   securities, net of tax of
   $(108)
  Unrealized holding gain on                                            114
   foreign currency option
   contracts                                                           (182)
  Foreign currency translation
   adjustments                      (22)
  Minimum pension liability
   adjustment                    -------    ---------   ----------  --------
  Net income                     $  (22)    $   (123)   $    1,815  $(8,983)
                                 =======    =========   ==========  ========
Balance, August 31, 2001

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.

                             See notes to consolidated financial statements


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

Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

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

Inventory:
The Company values its inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to fair market value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2003, the Company had recorded $6,035 of inventory related to its HemoSonic(TM) 100 hemodynamic monitoring device, which is significantly greater than the net sales of this product in fiscal 2003. The Company is currently developing changes to this product which it believes should enhance the demand for this product in the marketplace. The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions.

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

Intangible and Other Assets, net include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated periods of benefits, from 5-25 years. The Company's management reviews the carrying amount of intangible and other assets at each balance sheet date to assess the continued recoverability based on future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. In accordance with SFAS 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required and a market value is not determinable, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. Impairment will be recorded based on an estimate of future discounted cash flows.

Amortization expense of intangibles for fiscal 2003 was $4,376. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

        Fiscal year ending August 31               Amount
        ----------------------------               ------
               2004                               $ 4,244
               2005                                 4,018
               2006                                 3,995
               2007                                 3,671
               2008                                 2,704


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

Marketable Equity Securities:
Marketable equity securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as accumulated other comprehensive income (expense) within shareholders' equity. As stated in Note 19 below, during fiscal 2002, the Company sold its remaining marketable equity securities.

Financial Instruments:
The Company complies with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income/ (expense)), depending on whether the derivative is being used to hedge changes in fair value, cash flows or foreign currency.

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

Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other income / (expense) in the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. From time to time, the Company also purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed

                                    Continued

                                      (51)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1.      Summary of Significant Accounting Policies (Continued):

$1,000 pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income/ (expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales.

Revenue Recognition:
Revenue is recognized by the Company at the time its products are shipped and title has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. To date, product returns have not been material. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. If necessary, the Company will adjust these estimated reserves, which will impact the amount of net product sales revenue recognized by the Company in the period of the adjustments.

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

Deferred tax assets and liabilities are recorded when differences exist between the financial statement carrying amounts and the tax bases of assets or liabilities. The Company regularly reviews its deferred tax assets for recoverability and to date has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities. Undistributed earnings of the Company's foreign subsidiaries amounted to $25,920 and $20,239 at August 31, 2003 and 2002, respectively.

Foreign Currency Translation:
During fiscal 2003, 2002 and 2001, the Company's foreign subsidiaries used their local currency as the functional currency. All assets and liabilities are translated at year-end exchange rates and the adjustments are recorded within accumulated other comprehensive income / (expense) within

                                    Continued

                                      (52)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1.      Summary of Significant Accounting Policies (Continued):

shareholders' equity. All income and expense accounts are translated at average rates and adjustments from the translation are recorded in accumulated other comprehensive income/ (expense) within shareholders' equity. Foreign currency transaction gains and losses resulting from intercompany receivables denominated in the local currencies are included in other income/(expense) in the consolidated statement of income, and were $99, $156 and $360 for the fiscal years ended August 31, 2003, 2002 and 2001, respectively.

Employee Benefit Plans:
The Company sponsors pension, post-retirement, medical and life insurance plans covering substantially all of its employees who meet the applicable eligibility requirements. The Company uses several actuarial and other statistical factors which attempt to anticipate future events in calculating its expense and liability related to these plans. These factors include assumptions about discount rate, expected return on plan assets and rate of future compensation increases, as determined by the Company within specified guidelines. In addition, the Company's actuarial consultants also utilize subjective assumptions, such as withdrawal and mortality rates, to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences, depending on their magnitude, could have a significant impact on the amount of pension expense recorded by the Company in any particular period.

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

Computer Software Costs:
The Company records the costs of computer software in accordance with "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). This statement requires that certain internal-use computer software costs are to be capitalized and amortized over the useful life of the asset. Total cost capitalized under this policy, net of amortization, were $9,544 and $8,227 as of August 31, 2003 and 2002, respectively.

Research and Development:
Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. The costs of materials (whether from the Company's normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and

                                    Continued

                                      (53)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1.      Summary of Significant Accounting Policies (Continued):

development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs. As of August 31, 2003, the Company had $8,560 of capitalized costs related to the Arrow LionHeart(TM), the Company's LVAS, of which $4,962 represents inventory of systems intended for commercial use. In the fourth quarter of fiscal 2003, the Company wrote off $3,569 ($2,409 after tax, or $0.05 diluted earnings per share) related to development costs for the second generation of external batteries used in the Arrow LionHeart(TM). The Company also had $630 of capitalized costs related to the CorAide(TM) as of August 31, 2003.

Product Liability:

Costs for attorney's fees and indemnification associated with injuries resulting from the use of the Company's products are provided for in setting reserves. The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim, giving consideration to the perspective of outside counsel and other relevant factors. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis. For fiscal 2003, the Company's deductibles for its primary global product liability insurance policy were increased to $750 per occurrence from $250 in fiscal 2002 for domestic product liability claims, with the Company's annual exposure for such deductibles in any one policy year being increased to $1,500 in fiscal 2003 from $500 in fiscal year 2002. Effective for fiscal 2004, the Company's deductibles for its primary global product liability insurance policy were increased to $2,500 per occurrence for domestic product liability claims, with the Company's annual exposure for such deductibles being limited to $5,000 for any one policy year. The policy year runs from September 1 to August 31 and has a $10,000 aggregate limit. The Company also has additional layers of coverage insuring up to $35,000 in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Because deductibles were due to increase when the Company renewed its product liability insurance policy in September 2002, the Company elected to exercise a provision in its current policy that maintains deductibles and limits for unreported claims occurring prior to September 1, 2002 at existing levels for five years.

As a result of the Company's adoption as of May 31, 2003 of the provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," the Company is required to disclose its policy related to its accounting for its stock option plans. This policy is described below:

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

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

1.      Summary of Significant Accounting Policies (Continued):

Had compensation expense for stock options granted in fiscal 2003 and 2002 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended August 31, 2003, 2002, and 2001 would have been reduced to the pro forma amounts indicated in the table below:


                                                                2003                    2002                 2001
                                                          -----------------      -----------------     ----------------
Net income applicable to common shareholders
As reported                                               $         45,670       $         39,000      $        46,545
Deduct:  Total stock based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                $        (1,329)       $         (1,553)     $        (1,332)
Pro forma                                                 $         44,341       $         37,447      $        45,213

Basic earnings per common share
As reported                                               $           1.05       $           0.89      $          1.06
Pro forma                                                 $           1.02       $           0.86      $          1.03

Diluted earnings per common share
As reported                                               $           1.04       $           0.88      $          1.05
Pro forma                                                 $           1.01       $           0.85      $          1.02

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of five years.


                                      (55)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

2.      Special Charges:

The Company incurred a special charge in its fourth quarter of fiscal year 2003 totaling $8,000 ($5,400 after tax, or $0.12 diluted earnings per share.) This special charge was recorded to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as previously disclosed, related to certain of the Company's hemodialysis catheter products. In October 2003, the Company reached a settlement in principle for the reserved amount related to these two related patent infringement lawsuits. However, the final terms of this proposed settlement are still under negotiation.

The Company recorded special charges in the fourth quarter of fiscal 2002 amounting to a total of $8,005 ($5,403 after tax, or $0.12 per basic and diluted common share) relating to the matters described below. Intangible assets in the aggregate amount of $4,715 ($3,183 after tax, or $0.07 per basic and diluted common share) were written off relating to purchased technologies the Company has decided not to support for (1) Pullback Atherectomy Catheterization (PAC) ($2,579, $1,741 after tax, or $0.04 per basic and diluted common share), (2) IAB pumping software ($1,532, $1,034 after tax, or $0.02 per basic and diluted common share), and (3) microwave ablation technology ($604, $408 after tax, or $0.01 per basic and diluted common share). The Company's special charge relating to the PAC resulted from its discontinuation of support for this development project due to changes in the market outlook for this device. The special charge related to the IAB pumping software resulted from the Company's decision to evaluate a new pump which will not utilize this software. The special charge relating to this microwave ablation resulted from the Company's decision to discontinue its efforts to further develop this technology for treating liver ablation. Also included in the special charge is the write-off of an investment of $2,000 ($1,349 after tax, or $0.03 per basic and diluted common share) in a developer and manufacturer of systems to measure certain cardiac functions due to the developer's uncertain access to future financing and unfavorable financial condition. Finally, due to delay in CE mark approval to sell the Arrow LionHeart(TM), the Company's fully implantable LVAS, in Europe, the Company incurred $1,290 ($871 after tax, or $0.02 per basic and diluted common share) of manufacturing variances related to systems being produced for market introduction.

3.      Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,636, which includes the relief from $5,539 of accounts receivable that had been due from this distributor. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12,636 purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

                                    Continued

                                      (56)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

3.      Business Acquisitions: (Continued)

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

  Accounts receivable                                     $10,090
  Inventories                                               6,830
  Other current assets                                         25
  Property, plant and equipment                               116
  Goodwill and intangible assets                            3,554
  Current liabilities                                      (7,979)
                                                    --------------
     Total purchase price                                 $12,636
                                                    ==============

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10,935, subject to post-closing adjustments. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid $8,935 in cash and recorded a liability classified as long-term debt of an additional $2,000 for potential purchase price adjustments. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12,235, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company may be required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. Any such payments would begin in fiscal 2004 based on fiscal 2003 sales levels and are being expensed as incurred. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

  Accounts receivable                                     $   176
  Inventories                                                 423
  Property, plant and equipment                               179
  Intangible assets                                        12,235
  Current liabilities                                      (2,078)
                                                    --------------
     Total purchase price                                 $10,935
                                                    ==============


On March 18, 2003, the Company purchased substantially all of the assets of Klein-Baker Medical, Inc., a company doing business as NeoCare(R) in San Antonio, Texas, for approximately $16,540, subject to post-closing adjustments. NeoCare(R) develops, manufactures and markets specialty

                                    Continued

                                      (57)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

3.      Business Acquisitions: (Continued)

catheters and related procedure kits to neonatal intensive care units. The Company believes that this acquisition will further enhance its broad line of critical care related products and may serve as the base for possible further expansion of the Company's pediatric product line. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid $14,540 in cash and recorded a liability classified as long-term debt of an additional $2,000 for potential purchase price adjustments. This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,793 was recorded as goodwill and will be evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired were $8,539 with $7,192 being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. The other intangible asset portion of $1,347 has an indefinite life, which the Company is testing for impairment on an annual basis in accordance with the provisions of SFAS No. 142. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

  Accounts receivable                                  $      640
  Inventories                                               2,009
  Property, plant and equipment                             1,666
  Goodwill and intangible assets                           12,332
  Current liabilities                                        (107)
                                                     -------------
     Total purchase price                              $   16,540
                                                     =============

On July 1, 2003, the Company purchased certain assets of its former Florida-based distributor, IMA, Inc., for $2,276, which includes the relief from $621 of accounts receivable that had been due from this distributor, subject to post-closing adjustments. As of August 31, 2003, pursuant to the asset purchase agreement, the Company had paid in cash $2,150 for this acquisition. As a result of this transaction, the Company is conducting direct sales activity in the territory formerly covered by IMA, Inc.

This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $1,843 are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

  Accounts receivable                                  $      310
  Inventories                                                 744
  Intangible assets                                         1,843
  Current liabilities                                        (621)
                                                     -------------
     Total purchase price                              $    2,276
                                                     =============

                                    Continued

                                      (58)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

3.      Business Acquisitions: (Continued)

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc. the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7,295 based on the achievement of certain milestones. The Company paid $2,250 in fiscal 2000, $3,545 in fiscal 2001, and $1,000 in fiscal 2002 for achievement of milestones during these periods. During fiscal 2003, the Company paid $500,000 to Belmont for achievement of the final two milestones representing the seventh and eighth quarterly installments of $250 payable by the Company (which payments commenced in April 2001). With these two payments, the Company has completed its payment obligations to Belmont pursuant to the asset purchase agreement and, as of August 31, 2003, no longer owes any amounts to Belmont.

Pro forma amounts are not presented as the acquisitions described above did not have any material effect on the Company's results of operations or financial condition for any of the years presented.

4.      Stock Option Plans:

The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996 with amendments thereto approved by the shareholders on January 19, 2000, and the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the shareholders on June 19, 2000. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 300,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 10,000 shares of common stock upon each eligible director's initial election to the Board of Directors and the grant of an additional option to purchase 3,000 shares of common stock on the date each year when directors are elected to the Board of Directors. The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 2003, 2002 and 2001 fiscal years.

In fiscal 2003 and 2002, options to purchase 16,000 and 1,108,830 shares, respectively, of the Company's common stock were granted to key employees of the Company pursuant to the 1999 Plan. The option price per share ranged from $17.78 to $20.53 in fiscal 2003 and ranged from $18.37 to $21.47 in fiscal 2002. These amounts represent the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date and become exercisable at any time once vested.

                                    Continued

                                      (59)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

4.      Stock Option Plans (Continued):

On January 15, 2003, January 16, 2002 and January 17, 2001, options to purchase 24,000, 24,000 and 27,000 shares, respectively, of the Company's common stock were granted to directors of the Company pursuant to the Directors Plan. The option price per share for the 2003, 2002 and 2001 awards was $20.53, $20.62 and $18.25, respectively, equal to the fair market value of the common stock of the Company on the dates the options were granted. The options expire ten years from the grant date. The options vest fully one year from the grant date and become exercisable at any time once vested.

Stock option activity for the years ended August 31, 2003, 2002 and 2001 is summarized below:

                                                 Weighted                         Weighted                          Weighted
                                                  Average                         Average                           Average
                                   Shares        Exercise          Shares         Exercise         Shares           Exercise
                                  FY 2003          Price          FY 2002          Price           FY 2001           Price
                                ------------    ------------    ------------    -------------    ------------    ---------------
Outstanding at                    2,414,510       $16.75          1,581,720        $15.33          1,605,420         $15.20
   September 1
Granted                              40,000       $20.11          1,132,830        $18.73             67,000         $18.55
Exercised                           (76,130)      $16.43           (200,200)       $16.79            (19,140)        $15.12
Terminated                          (60,120)      $17.24            (99,840)       $16.52            (71,560)        $15.03
                                ------------                    ------------                     ------------

Outstanding at
August 31                         2,318,260       $16.81          2,414,510        $16.76          1,581,720         $15.33

Exercisable at
   August 31                      1,293,686       $15.84            930,360        $15.45            826,232         $15.95

Stock options outstanding at August 31, 2003 are summarized below:

                                                       Weighted             Weighted                            Weighted
                                                        Average             Average                             Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices            Outstanding        Contractual Life          Price           Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50                999,890               5.32                $14.15            852,316           $14.25
     $17.51 - $21.47              1,318,370               7.34                $18.82            441,370           $18.91
                               ---------------                                             --------------
                                  2,318,260                                                   1,293,686

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

                                    Continued

                                      (60)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

4.      Stock Option Plans (Continued):

The per share weighted average value of stock options granted in fiscal 2003, 2002 and 2001 was $8.30, $9.08 and $9.35, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                                                2003                   2002                  2001
                                                          ----------------       ----------------      ----------------
Risk-free interest rate                                             2.68%                2.98%                 4.70%
Dividend yield                                                      1.72%                0.74%                 0.71%
Volatility factor                                                  44.55%               22.07%                24.34%
Expected lives                                                    5 years              4 years               4 years

Had compensation expense for stock options granted in fiscal 2003, 2002 and 2001 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of income tax effects, for the years ended August 31, 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:


                                                                2003                   2002                  2001
                                                          ----------------       ----------------      ----------------

Net income applicable to common shareholders
As reported                                               $         45,670       $         39,000      $        46,545
Deduct:  Total stock based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                $        (1,329)       $         (1,553)     $        (1,332)
Pro forma                                                 $         44,341       $         37,447      $        45,213

Basic earnings per common share
As reported                                               $           1.05       $           0.89      $          1.06
Pro forma                                                 $           1.02       $           0.86      $          1.03

Diluted earnings per common share
As reported                                               $           1.04       $           0.88      $          1.05
Pro forma                                                 $           1.01       $           0.85      $          1.02

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

                                    Continued

                                      (61)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


5.      Related Party Transactions:

During fiscal 2003 and 2002, the Company made purchases amounting to $121 and $89, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and as Secretary and a Director of the Company. Precision was related to the Company through common ownership until it was dissolved on May 1, 2002.

In September 2001, Stepic Medical, the Company's New York City distributor, hired as its president the Company's former Vice-President of Domestic Sales (who had resigned from the Company in February 1999) and who is also the spouse of the Company's current Vice-President and General Manager of NeoCare(R). At such time, the Company changed management responsibility for this distributor so that the Company's manager of its Critical Care Business directly oversees all transactions between the Company and this distributor. Transactions between the Company and this distributor were on terms and at prices that the Company believes were customary in the marketplace. During fiscal 2002, the Company recorded $10,372 of net sales to Stepic Medical, which included a $1,765 charge against net sales related to the increase in the dealer rebate reserve. On September 3, 2002, the Company purchased the net assets of this distributor, as discussed in Note 3 of these Notes to Consolidated Financial Statements. The President of Stepic Medical was not hired by the Company. The acquisition was consummated in terms customary in the market place and were at arms-length.

6.      Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $5,344, $4,467 and $4,328 for fiscal years ended August 31, 2003, 2002 and 2001, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

            Year Ending August 31,                       Total
         ----------------------------             ------------
                    2004                             $   4,449
                    2005                                 3,362
                    2006                                 1,589
                    2007                                   654
                    2008                                   422
                 Thereafter                              1,045
                                                  ------------
                                                     $  11,521
                                                  ============

                                    Continued

                                      (62)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

7.      Inventories:

Inventories are summarized as follows:

                                                 August 31,
                                   ---------------------------------------
                                        2003                     2002
                                   --------------          ---------------
Finished goods                        $   31,204                 $ 27,425
Semi-finished goods                       22,223                   23,054
Work-in-process                            8,933                    8,478
Raw materials                             28,089                   26,989
                                   --------------          ---------------
                                      $   90,449                 $ 85,946
                                   ==============          ===============

8.      Credit Facilities:

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At both August 31, 2003 and 2002, the Company had a revolving credit facility providing a total of $65,000 in available revolving credit for general business purposes. At August 31, 2003 and 2002, the Company had $18,918 and $6,250 outstanding under this credit facility, respectively, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75,000. This credit facility was amended in fiscal 2003 to increase the approval limit from $50,000 to $75,000 for the requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility. At August 31, 2003 and 2002, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $17,970 and $20,694, of which $9,413 and $9,882 were outstanding as of August 31, 2003 and 2002, respectively. In addition, during fiscal 2003, the Company entered into a short-term note payable with IMA, Inc. for $100 related to a non-compete arrangement pursuant to the Company's acquisition of this business on July 1, 2003.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2003 and 2002, the weighted average interest rates on short-term borrowings were 2.2% and 2.2% per annum, respectively. Combined borrowings under these facilities increased $12,299 during fiscal year 2003 due primarily to the Company's refinancing associated with its Czech Republic subsidiary.

                                    Continued

                                      (63)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

9.      Accrued Compensation:

The components of accrued compensation at August 31, 2003 and 2002 are as follows:

                                       2003                     2002
                                  --------------            -------------
Accrued vacation pay                    $ 4,359                 $  3,431
Accrued payroll                           5,664                    2,919
Other                                       661                      405
                                  --------------            -------------
                                        $10,684                 $  6,755
                                  ==============            =============


10. Accrued Liabilities:

The components of accrued liabilities of August 31, 2003 and 2002 are as follows:

                                       2003                     2002
                                  --------------            -------------
Accrued professional fees               $10,144                 $  2,496
Other                                    11,456                    9,590
                                  --------------            -------------
                                        $21,600                 $ 12,086
                                  ==============            =============


                                    Continued

                                      (64)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


11.     Long-Term Debt:


Long-term debt consists of the following:                                                            August 31,
                                                                                             2003                 2002
                                                                                       -----------------    ------------------
Note payable to Klein-Baker Medical, Inc. in March 2005, plus interest at a
variable rate based upon LIBOR plus 2.00%                                                      $  2,000               $     -

Note payable to Diatek, Inc. in November 2004, plus interest at a variable rate based upon LIBOR plus 2.00%, offset by certain charges owed to the
Company by the former owners of Diatek, Inc.                                                      1,735                     -

Industrial Development Authority Bonds, $3,500 face amount, subject to mandatory annual sinking fund payments of $300 from December 1999 through December 2003;
plus interest at a variable rate ranging from 1.00% to 2.35% in 2003 and from
1.50% to 2.95%
in 2002.                                                                                       $    300               $   600
                                                                                       -----------------    ------------------
Total debt                                                                                        4,035                   600
Less current maturities                                                                             300                   300
                                                                                       -----------------    ------------------
                                                                                               $  3,735               $   300
                                                                                       =================    ==================

The Industrial Development Authority Bonds are collateralized by a $311 letter of credit and the Company's headquarters, research and development, and manufacturing facility in Reading, PA. The Company also has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $1,256 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were 0.70% per annum at August 31, 2003.

Following is a schedule by year showing the remaining maturities of long-term debt:

             Year Ending August 31,                        Total
        ---------------------------------            ----------------
                      2004                                $   300
                      2005                                  3,735
                                                     ----------------
                     Total                                $ 4,035
                                                     ================

Total interest costs for fiscal 2003, 2002 and 2001 were $618, $845 and $2,995, respectively, of which $0, $218 and $911, respectively, were capitalized.

At August 31, 2003 and 2002, the carrying amount of long-term debt approximated fair value.

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

The provision (benefit) for income taxes consists of:

                                                                   2003
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               14,928     $               665     $               2,829     $                18,422
Deferred                            2,799                     267                      (240)                      2,826
                       -------------------         ---------------         -----------------        --------------------
                   $               17,727     $               932     $               2,589     $                21,248
                       ===================         ===============         =================        ====================

                                                                   2002
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               18,242     $               772     $               1,856     $                20,870
Deferred                           (1,940)                   (300)                      147                      (2,093)
                       -------------------         ---------------         -----------------        --------------------
                   $               16,302     $               472     $               2,003     $                18,777
                       ===================         ===============         =================        ====================


                                                                   2001
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               18,479     $             1,050     $               1,578     $                21,107
Deferred                            1,511                     234                        73                       1,818
                       -------------------         ---------------         -----------------        --------------------
                   $               19,990     $             1,284     $               1,651     $                22,925
                       ===================         ===============         =================        ====================

Research and development tax credits were $600, $450 and $443 in fiscal 2003, 2002 and 2001, respectively. The Company's research and development tax credits are currently being audited by the I.R.S.

The following deferred taxes and balance sheet classifications are recorded as of August 31, 2003 and 2002:

Deferred tax assets (liabilities):                                         2003                        2002
                                                                        -----------                 -----------

 Accounts receivable                                                $          274              $          746
 Inventories                                                                 5,294                       3,783
 Capital loss carryforward                                                   3,392                       1,994
 Property, plant and equipment                                              (9,231)                     (6,588)
 Intangible assets                                                           5,020                       9,968
 Accrued liabilities                                                       (10,729)                     (4,804)
 Accrued compensation                                                        1,095                         924
 Postretirement benefits other than pensions                                 3,755                       3,509
                                                                    ---------------             ---------------
                                                                    $       (1,130)             $        9,532
                                                                    ===============             ===============

Balance Sheet classification:
 Current deferred tax assets                                        $        7,011              $        5,377
 Non-current deferred tax assets/(liabilities)                              (8,141)                      4,155
                                                                    ---------------             ---------------
                                                                    $       (1,130)             $        9,532
                                                                    ===============             ===============

                                    Continued

                                      (66)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

12.     Income Taxes (Continued):

The Company has capital loss carryforwards related to marketable securities sales of $8,845 at August 31, 2003 that expire on August 31, 2006. Management considers projected future taxable income and tax planning strategies in assessing the need for valuation allowances that reduce deferred tax assets. Based upon historical taxable income and tax planning strategies that may be implemented in the future, management believes it is more likely than not that the Company will realize the benefits of these capital loss carryforwards as of August 31, 2003.

The Company's intercompany pricing to an international subsidiary is currently being audited. The Company believes that any tax assessment will be resolved through competent authority proceedings. Competent authority proceedings are a means to resolve intercompany pricing disagreements between tax authorities in different countries.

The Company recorded the impact of changes in deferred tax assets associated with the intercompany profits in the ending inventory of foreign subsidiaries as a component of cost of sales through May 2002 in accordance with Accounting Research Bulletin No. 51 ("ARB 51"). In order to record all income tax expense or benefit in the income tax provision, beginning in June, 2002, the impact of these changes are classified as a component of deferred income tax expense.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                                                   2003                   2002               2001
                                                              --------------         --------------     --------------
Statutory federal income tax rate                                  35.0  %               35.0 %               35.0 %
State income taxes, net of federal benefit                          1.0                   0.5                  1.2
Foreign statutory tax rates differential                            0.8                   0.4                  0.6
Foreign sales corporation - ETI (Extra Territorial
Income Exclusion)                                                  (4.2)                 (3.4)                (3.2)
Research and development tax credit                                (1.6)                 (0.8)                (0.6)
Other                                                               0.8                   0.8                    -
                                                              ----------           -----------         ------------
Effective tax rate                                                 31.8  %               32.5  %              33.0  %
                                                              ==========           ===========         ============

13.     Retirement Benefits:

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

                                    Continued

                                      (67)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

13.     Retirement Benefits (Continued):

Plan assets consist principally of U.S. government securities, short-term investments, other equity securities and cash equivalents.

On September 1, 2000, the Company established a Defined Benefit Supplemental Executive Retirement Plan to provide pension benefits to selected executives and retired executives/directors of the Company. The plan is unfunded and the benefits provided under the plan are intended to be in addition to other employee retirement benefits offered by the Company, including but not limited to tax-qualified employee retirement plans. The accumulated benefit obligation for this pension plan, which exceeds plan assets, was $3,952 and $3,948 at August 31, 2003 and 2002, respectively.

Postretirement Benefits Other Than Pensions:

The Company provides limited amounts of postretirement health and life insurance benefit plan coverage for some of its employees. The determination of the cost of postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit provisions ("Other Benefits"). The determination of the cost of postretirement life insurance benefits is based on stated policy amounts.

The following summarizes the Company's benefit obligations, changes in plan assets and funded status:

                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                                August 31,
                                                           2003                2002                  2003                 2002
                                                     ----------------    ---------------      ------------------    ---------------
Change in benefit obligation:

Benefit obligation at beginning of year               $       64,369      $      57,616        $          9,849      $       7,740
Service cost                                                   2,743              2,935                     319                233
Interest cost                                                  4,335              4,062                     795                544
Amendments                                                     1,649                  -                       -                  -
Actuarial loss                                                 4,679              1,684                   2,594              1,489
Benefits paid                                                 (2,293)            (1,928)                   (544)              (157)
                                                     ----------------    ---------------      ------------------    ---------------
Benefit obligation at end of year                     $       75,482      $      64,369        $         13,013      $       9,849
                                                     ================    ===============      ==================    ===============

                                                              Pension Benefits                          Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                               August 31,
                                                          2003                2002                  2003                    2002
                                                     ----------------    ---------------      ------------------    ---------------
Change in plan assets:

Fair value of plan assets at beginning
of year                                               $       58,811      $      64,768        $              -      $           -
Actual return on plan assets                                   6,234             (6,534)                      -                  -
Transfer of investment income                                      -                (50)                      -                  -
Employer contributions                                        15,475              2,555                     544                157
Benefits paid                                                 (2,293)            (1,928)                   (544)              (157)
                                                     ----------------    ---------------      ------------------    ---------------
Fair value of plan assets at end of year              $       78,227      $      58,811        $              -      $           -
                                                     ================    ===============      ==================    ===============

                                    Continued

                                      (68)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

13.     Retirement Benefits (Continued):


                                                               Pension Benefits                          Other Benefits
                                                   -----------------------------------      -------------------------------------
                                                                  August 31,                               August 31,
                                                         2003                 2002                  2003                2002
                                                   ----------------    ---------------      ------------------    ---------------
Funded status                                       $        2,745      $      (5,558)       $        (13,013)    $       (9,849)
Unrecognized net actuarial loss                             17,401             12,968                   3,695              1,205
Unrecognized prior service cost                              9,924              8,941                    (375)              (459)
Unrecognized transition obligation (asset)                    (296)              (403)                    582                631
Unrecognized plan acquisition differential                   1,173              1,322                    (433)              (462)
                                                   ----------------    ---------------      ------------------    ---------------
     Prepaid (accrued) benefit cost                 $       30,947      $      17,270        $         (9,544)     $      (8,934)
                                                   ================    ===============      ==================    ===============

                                                               Pension Benefits                          Other Benefits
                                                   -----------------------------------      -------------------------------------
Amounts recognized in the statement                               August 31,                               August 31,
of financial position consist of:                        2003                 2002                  2003                2002
                                                   ----------------    ---------------      ------------------    ---------------

Prepaid benefit cost                                $       32,016      $      18,297        $              -      $           -
Accrued benefit liability                                   (3,952)            (7,015)                 (9,544)            (8,934)
Intangible asset                                             2,772              4,535                       -                  -
Accumulated other comprehensive
   Income                                                      111              1,453                       -                  -
                                                   ----------------    ---------------      ------------------    ---------------
      Net amount recognized                         $       30,947      $      17,270        $         (9,544)     $      (8,934)
                                                   ================    ===============      ==================    ===============

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with plan assets in excess of accumulated benefit obligations were $71,517, $61,267 and $78,227 for 2003, respectively, and $60,269, $51,062 and $58,811 for 2002, respectively.

                                    Continued

                                      (69)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)


13.     Retirement Benefits (Continued):

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,965, $3,952 and $0 for 2003, respectively, and $4,100, $3,948 and $0 for 2002, respectively.


                                                            Pension Benefits                          Other Benefits
                                                 ---------------------------------------    ------------------------------------
                                                               August 31,                                August 31,
Weighted-average assumptions as of                  2003           2002          2001          2003         2002          2001
                                                 -----------    -----------    ---------    ----------   ----------    ---------
Discount rate                                         6.50%          7.00%        7.25%         6.50%        7.00%        7.25%
Expected return on plan assets                        9.00%         11.00%       11.00%           N/A          N/A          N/A
Rate of compensation increase                         4.00%          4.00%        4.00%           N/A          N/A          N/A

Health care cost trend rate:
Initial trend rate                                      N/A            N/A          N/A        12.00%        8.00%        8.50%
Ultimate trend rate                                     N/A            N/A          N/A         5.00%        5.00%        5.00%
Years until ultimate trend is reached                   N/A            N/A          N/A          11            6            7

                                                            Pension Benefits                          Other Benefits
                                                 ---------------------------------------    ------------------------------------
Components of net periodic (benefit)                           August 31,                                August 31,
cost for the fiscal years ended                     2003           2002          2001          2003         2002          2001
                                                 -----------    -----------    ---------    ----------   ----------    ---------

Service cost                                         $2,743          $2,935      $2,506          $319         $233         $224
Interest cost                                         4,336           4,062       3,751           795          544          517
Expected return on plan assets                       (6,492)         (7,094)     (7,625)            -            -            -
Amortization of prior service costs                     665             665         665           (84)         (84)         (84)
Amortization of transition obligation (asset)          (107)           (107)       (107)           49           49           49
Amortization of net actuarial (gain) loss               503             (13)       (853)          104       (1,436)      (1,043)
Plan acquisition differential                           150             150         150           (29)         (29)         (29)
                                                 -----------    -----------    ---------    ----------   ----------    ---------
     Net periodic (benefit) cost                     $1,798            $598     ($1,513)       $1,154        ($723)       ($366)
                                                 ===========    ============   =========    ==========   ==========    =========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:

                                                1-Percentage-     1-Percentage-
                                               Point Increase    Point Decrease
                                               --------------    --------------
Effect on total of service and interest
    cost components                            $        130      $     (105)
Effect on postretirement benefit obligation    $      1,312      $    (1,071)


                                    Continued

                                      (70)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

13.     Retirement Benefits (Continued):

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan related to the Company's matching contribution was $1,024, $1,064 and $1,117 for fiscal 2003, 2002 and 2001, respectively.

In fiscal 2001, this plan was amended to, among other things, permit the Company to begin contributing to each eligible participant's 401(k) plan account an additional amount equal to 1% of each participant's monthly compensation in the form of vested shares of Arrow common stock. This stock contribution program resulted in additional expense to the Company of $716, $718 and $176 for fiscal 2003, 2002 and 2001, respectively.

14. Segment Reporting:

The Company operates as a single reportable segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.

The following table provides information about the Company's sales by product category:

                                           2003                             2002                               2001
                               -----------------------------    ------------------------------     -----------------------------
                                 Critical         Cardiac         Critical          Cardiac         Critical          Cardiac
                                   Care             Care            Care             Care             Care             Care
                               --------------    -----------    -------------     ------------     ------------     ------------
Sales to External                   $323,500        $56,900     $    284,000      $    56,800      $   276,100      $    57,900
     customers

The following tables presents information about geographic areas:

                                                              2003
                                     United         Asia and                        Other
                                     States          Africa         Europe         Foreign        Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated                 $ 249,900       $51,200        $ 60,400      $ 18,900       $         -         $ 380,400
    customers
Long-lived assets at
    August 31                         $ 330,129       $ 2,127        $ 38,984      $  1,980       $  (121,203)        $ 252,017

                                                              2002
                                     United         Asia and                        Other
                                     States          Africa         Europe         Foreign        Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated                 $ 223,300       $48,100        $ 50,100      $ 19,300       $         -         $ 340,800
    customers
Long-lived assets at
    August 31                         $ 285,280       $ 2,194        $ 38,364      $  2,309       $  (113,181)        $ 214,966

                                                              2001
                                     United         Asia and                        Other
                                     States          Africa         Europe         Foreign        Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated                 $ 220,000       $49,000        $ 48,000      $ 17,000       $         -         $ 334,000
    customers
Long-lived assets at
    August 31                         $ 300,988       $ 3,533        $ 32,347      $  2,599       $  (112,549)        $ 226,918

                                    Continued

                                      (71)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

15. Financial Instruments:

During fiscal 2003 and 2002, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 22.7% and 21.9%, respectively. In addition, a small part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other income / expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by the changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

At August 31, 2003, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through November 2003. The following table identifies foreign currency forward contracts to sell foreign currencies at August 31, 2003 and 2002 as follows:


                                                      August 31, 2003                August 31, 2002
                                                 Notional       Fair Market     Notional       Fair Market
                                                  Amounts          Value         Amounts          Value
                                               ------------    ------------    ------------    ------------

Foreign currency: (U.S. Dollar Equivalents)
        Japanese yen                           $          -     $         -    $      1,471    $      1,480
        Canadian dollars                                424             432             318             320
        Euro                                          4,345           4,393           3,441           3,424
        Mexican peso                                    627             626             793             792
        African rand                                    396             404             192             187
                                               ------------    ------------    ------------    ------------
                                               $      5,792    $      5,855    $      6,215    $      6,203
                                               ============    ============    ============    ============

                                    Continued

                                      (72)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

15. Financial Instruments (Continued):

At August 31, 2003, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through September 2003. The following table identifies foreign currency forward contracts to buy foreign currencies at August 31, 2003 and August 31, 2002 as follows:


                                                      August 31, 2003                August 31, 2002
                                                 Notional       Fair Market     Notional       Fair Market
                                                  Amounts          Value         Amounts          Value
                                               ------------    ------------    ------------    ------------
Foreign currency: (U.S. Dollar Equivalents)
        Czech koruna                           $        672     $       677    $      3,848    $      3,879

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1,000 pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income/(expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During fiscal 2003 and 2002, the Company recognized a time value loss of $0 and $46, respectively, against net sales offset by the recognition of intrinsic value gains of $294 and $536, respectively. At August 31, 2003, the Company had no unrealized holding gains or losses related to these foreign currency option contracts. At August
31, 2002, the Company had an unrealized holding loss of $286 related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at August 31, 2003. The following table identifies foreign currency option contracts at August 31, 2003 and August 31, 2002 as follows:

                                                     August 31, 2003                  August 31, 2002
                                                 Premium        Fair Market      Premium        Fair Market
                                                   Paid            Value           Paid            Value
                                               ------------    ------------    ------------    ------------

Foreign currency: (U.S. Dollar Equivalents)
        Japanese yen                           $          -     $         -    $        188    $          8

                                    Continued

                                      (73)

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

The Company had currently been a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by or licensed to the plaintiffs. A trial date for these actions had been set for September 29, 2003. On the trial date, the judge exhorted both parties to settle out of court. During the fourth quarter of fiscal 2003, the Company established a reserve of $8,000 in anticipation of reaching a settlement for these two related lawsuits. In October 2003, the Company reached a settlement in principle with the plaintiffs for the reserved amount. However, the final terms of this proposed settlement are still under negotiation.

A product liability lawsuit against the Company tried before a jury in Arkansas state court resulted in a judgment against the Company in May 2001 for $175 in compensatory and $4,000 in punitive damages. In February 2003, the Company's appeal from this judgment to the Arkansas state court of appeals was unsuccessful. In April 2003, the Company's petition to the Arkansas Supreme Court to hear the appeal of the state court of appeals' decision was denied. In February 2003, the Company was successful in defending an action brought by its insurer seeking a judicial declaration that it would not be obligated to indemnify the Company for the punitive damages portion of the judgment. As a result, all compensatory and punitive damages resulting from this product liability lawsuit were covered by the Company's primary and excess product liability insurance policies, other than deductibles of $250 then in effect under such insurance policies.

The Company is also currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until after fiscal 2004. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action and is vigorously contesting it.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

17. Stock Split

During the fourth quarter of fiscal 2003, the Company approved a two-for-one split of its common stock effected on August 15, 2003, which was distributed to all stockholders of record on August 1, 2003. The Company retained the rate of its quarterly cash dividends, which resulted in the doubling of its quarterly dividend. The accompanying financial statements and related footnotes, including all share and per share amounts, have been adjusted to reflect these actions.

                                    Continued

                                      (74)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

18. New Accounting Standards:

Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", was issued in December 2002. This statement provides companies with two additional alternative transition methods for recognizing a company's voluntary decision to change its method of accounting for stock-based employee compensation to the fair-value method. It also amends the existing disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The transition guidance and provisions of this statement for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim-period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. As of August 31, 2003, the Company has adopted the interim period and annual disclosure requirements of this statement.

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

19. Sale of Securities:

Proceeds from the Company's sale of marketable securities of a medical device company available for sale were $2,540 for fiscal 2002. Gains on the sale of these securities in fiscal 2002 amounted to $1,703, and were included in selling, general and administrative expenses in the Company's consolidated statements of income.

20. Sale of Implantable Drug Infusion Pump Business:

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business for a sales price of $13,000 in cash pursuant to an asset purchase agreement dated as of March 1, 2002. An estimated loss on the sale was recorded in the second quarter of fiscal 2002, during which period the Company's Board of Directors authorized the transaction. The transaction was accounted for as a sale of a non-integrated portion of a reporting unit, as defined by SFAS 142. After further adjustments to the estimated loss were made in the third and fourth quarters of fiscal 2002, the loss before tax on the transaction was $1,226 (after taxes, such loss was $828, or $0.02 per basic and diluted common share), and was included in selling, general and administrative expenses in the Company's consolidated statements of income.

                                    Continued

                                      (75)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

21. Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 2003 are as follows:


                                                                          Quarter
                                               ------------------------------------------------------------
                                                 11/30/02         2/28/03        5/31/03          8/31/03
                                               ------------    ------------    ------------    ------------
Net sales                                      $     88,839    $     92,757    $     96,949    $    101,831
Cost of goods sold                                   45,395          47,019          47,756          50,076
                                               ------------    ------------    ------------    ------------
Gross profit                                         43,444          45,738          49,193          51,755
Operating expenses
Research, development
  and engineering                                     6,072           6,409           6,329           9,360
Selling, general and
  administrative                                     20,186          21,735          22,649          24,784

Special charge*                                           -               -               -           8,000

Operating income                                     17,186          17,594          20,215           9,611

Other expenses (income)                                 277            (71)          (1,157)         (1,361)
Income before income
   taxes                                             16,909          17,665          21,372          10,972

Provision for income taxes                            5,495           5,741           6,946           3,066

Net income                                     $     11,414    $     11,924    $     14,426    $      7,906
Basic earnings
   per common share                            $       0.26    $       0.28    $       0.33    $       0.18
Diluted earnings
   per common share                            $       0.26    $       0.27    $       0.33    $       0.18
Weighted average shares used in
  computing basic earnings per
  common share                                       43,722          43,384          43,231          43,263
Weighted average shares used in
  computing diluted earnings per
  common share                                       43,879          43,742          43,667          43,807

 * In the fourth quarter of fiscal 2003, the Company recorded a special charge (see Note 2 - "Special Charges" above).

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.

                                    Continued

                                      (76)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

21. Summary of Quarterly Results (unaudited): (Continued)

Quarterly financial results for the year ended August 31, 2002 are as follows:


                                                                          Quarter
                                               ------------------------------------------------------------
                                                 11/30/01         2/28/02        5/31/02          8/31/02
                                               ------------    ------------    ------------    ------------
Net sales                                      $     84,202    $     85,826    $     86,712    $     84,019
Cost of goods sold                                   40,495          41,458          43,378          44,294
                                               ------------    ------------    ------------    ------------
Gross profit                                         43,707          44,368          43,334          39,725
Operating expenses
Research, development
  and engineering                                     6,730           6,389           6,854           6,192
Selling, general and
  administrative                                     19,069          18,784          19,611          20,942

Special charges*                                          -               -               -           8,005

Operating income                                     17,908          19,195          16,869           4,586

Other expenses (income)                                 255             380            (25)             171
Income before income
   taxes                                             17,653          18,815          16,894           4,415

Provision for income taxes                            5,737           6,115           5,491           1,434

Net income                                     $     11,916    $     12,700    $     11,403    $      2,981
Basic earnings
   per common share                            $       0.27    $       0.29    $       0.26    $       0.07
Diluted earnings
   per common share                            $       0.27    $       0.29    $       0.25    $       0.07
Weighted average shares used in
  computing basic earnings per
  common share                                       43,783          43,724          43,856          43,938
Weighted average shares used in
  computing diluted earnings per
  common share                                       44,054          44,134          44,444          44,210

 * In the fourth quarter of fiscal 2002, the Company recorded a special charge (see Note 2 - "Special Charges" above).

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.

                                    Continued

                                      (77)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (In thousands, except share amounts)

22. Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding to weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 2003, 2002 and 2001:


                                                    2003                2002                2001
                                              ----------------    ----------------    ----------------
 Average common shares                             43,399,363          43,825,856          43,990,788
   outstanding
 Common shares issuable(1)                            373,890             385,226             249,946
                                              ----------------    ----------------    ----------------

 Average common shares
   outstanding assuming dilution                   43,773,253          44,211,082          44,240,734

(1) Issuable primarily under stock option plans.

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock and the doubling of its quarterly dividend effected on August 15, 2003.

                                      (78)

                                                    SCHEDULE II

                                             ARROW INTERNATIONAL, INC.

                                         VALUATION AND QUALIFYING ACCOUNTS


                                                                     Additions
                                                          ----------------------------
                                                             Charges/
                                                            (Credits)
                                           Balance at          to            Charged                        Balance at
                                           Beginning        Cost and         to Other                          End
               Description                 of Period        Expenses         Accounts      Deductions(1)    of Period
--------------------------------------    -----------     ------------    ------------    --------------   ------------
For the year ended August 31, 2001:
  Accounts receivable:
    Allowance for doubtful accounts       $     1,012     $        817    $          -    $          864   $        965
                                          ===========     ============    ============    ==============   ============
  Inventory:
     Inventory Reserves                   $     1,421     $        866    $          -    $          181   $      2,106
                                          ===========     ============    ============    ==============   ============

For the year ended August 31, 2002:
  Accounts receivable:

    Allowance for doubtful accounts       $       965     $        462    $          -    $          471   $        956
                                          ===========     ============    ============    ==============   ============
  Inventory:
     Inventory Reserves                   $     2,106     $        686    $          -    $          685   $      2,107
                                          ===========     ============    ============    ==============   ============

For the year ended August 31, 2003:
  Accounts receivable:
    Allowance for doubtful accounts       $       956     $        552    $          -    $          518   $        990
                                          ===========     ============    ============    ==============   ============
  Inventory:
     Inventory Reserves                   $     2,107     $      1,717    $          -    $          388   $      3,436
                                          ===========     ============    ============    ==============   ============

(1) Deductions represent write-offs of accounts receivable and scrap inventory.

                                      (79)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of August 31, 2003. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended August 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2004 Annual Meeting of Shareholders (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained herein under the caption "Executive Officers".

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

                                    Continued

                                      (80)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (CONTINUED)

     The following table sets forth certain information regarding the Company's equity compensation plans as of August 31, 2003.


                                                                                               Number of securities
                                                                                              remaining available for
                                        Number of securities to        Weighted-average        future issuance under
                                        be issued upon exercise        exercise price of     equity compensation plans
                                        of outstanding options,      outstanding options,      (excluding securities
           Plan Category                warranties and rights        warrants and rights     reflected in column (a))
-----------------------------------    -------------------------   -----------------------   -------------------------
                                                  (a)                        (b)                         (c)
Equity compensation plans
  approved by security
  holders                                      2,318,260                    $16.81                   12,582,430

Equity compensation plans
  not approved by security
  holders                                              -                         -                            -

              Total                            2,318,260                    $16.81                   12,582,430

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with management of the Company will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The Company's independent accountants and auditors are PricewaterhouseCoopers LLP, Certified Public Accountants. PricewaterhouseCoopers LLP has served as the Company's independent accountants and auditors since fiscal 1985.

     AUDIT FEES

     The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company's annual consolidated financial statements, statutory audit of the Company's foreign subsidiaries, and reviews of the interim financial statements included in the Company's quarterly reports on Form 10-Q were $646,040 and $610,095 for the fiscal years ended August 31, 2003 and 2002, respectively.

     AUDIT-RELATED FEES

     In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of the Company's financial statements were $69,400 and $224,240 for the fiscal years ended August 31, 2003 and 2002, respectively. Such services included accounting consultations and audits in connection with acquisitions, and additional assurance and related services for the Company's foreign subsidiaries.

                                      (81)

     TAX FEES

     The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax planning and tax advice for the Company's U.S. and foreign subsidiaries were $737,973 and $352,160 for the fiscal years ended August 31, 2003 and 2002, respectively.

     ALL OTHER FEES

     PricewaterhouseCoopers LLP did not provide the Company with any other services during the fiscal years ended August 31, 2003 and 2002.

     AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     The Audit Committee of the Company's Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that the Company's management believes that a new service or the expansion of a current service provided by the Company's accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the Company's engagement of its accountants to render such services. No non-audit services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during the fiscal year ended August 31, 2003.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         (3) See Exhibit Index on pages 84 through 90 of this report for a list of the exhibits filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

     o    Current Report on Form 8-K, dated July 1, 2003, reporting under Item
          12. "Results of Operations and Financial Condition", announcing the Company's third quarter earnings.

     o    Current Report on Form 8-K, dated September 30, 2003, reporting under
          Item 12. "Results of Operations and Financial Condition", announcing the Company's fourth quarter earnings.


                                      (82)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ARROW INTERNATIONAL, INC.

                                           By: /s/ Frederick J. Hirt
                                               ------------------------------
                                               Frederick J. Hirt
                                               Chief Financial Officer and
                                               Vice President of Finance
Dated:  November 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures                              Title                            Date
         ----------                              -----                            ----

/s/ Carl G. Anderson, Jr.               Director, Chairman and             November 26, 2003
------------------------------          Chief Executive Officer
(Carl G. Anderson, Jr.)                 (Principal Executive Officer)

/s/ Frederick J. Hirt                   Chief Financial Officer and        November 26, 2003
------------------------------          Vice President of Finance
(Frederick J. Hirt)                     (Principal Financial and
                                        Accounting Officer)

/s/ Marlin Miller, Jr.                  Director                           November 26, 2003
------------------------------
(Marlin Miller, Jr.)

/s/ Raymond Neag                        Director                           November 26, 2003
------------------------------
(Raymond Neag)

/s/ John H. Broadbent, Jr.              Director                           November 26, 2003
------------------------------
(John H. Broadbent, Jr.)

/s/ T. Jerome Holleran                  Director                           November 26, 2003
------------------------------
(T. Jerome Holleran)

/s/ Richard T. Niner                    Director                           November 26, 2003
------------------------------
(Richard T. Niner)

/s/ George W. Ebright                   Director                           November 26, 2003
------------------------------
(George W. Ebright)

/s/ Alan M. Sebulsky                    Director                           November 26, 2003
------------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski                      Director                           November 26, 2003
------------------------------
(John E. Gurski)

/s/ R. James Macaleer                   Director                           November 26, 2003
------------------------------
(R. James Macaleer)

                                      (83)

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

      4.1           Form of Common Stock certificate.                   Incorporated by reference from Exhibit 4.1 to the
                                                                        Company's Registration Statement on Form S-1 File
                                                                        No. 33-47163 (the "Registration Statement")

     10.1           1992 Stock Incentive Plan.                          Incorporated by reference from Exhibit 10.1 to the
                                                                        Company's Registration Statement

     10.2           Arrow International, Inc. 401(k) Summary Plan       Incorporated by reference from Exhibit 10.2 to the
                    Description (as Amended on June 1, 2001).           Company's Quarterly Report on Form 10-Q for the
                                                                        third quarter period ended May 31, 2002 (the "May
                                                                        31, 2001 Form 10-Q")

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

     10.4           Amended and Restated Restricted Stock Bonus         Incorporated by reference from Exhibit 10.4 to the
                    Plan.                                               Company's Registration Statement

     10.5           Split Dollar Life Insurance Agreements, dated       Incorporated by reference from Exhibit 10.5 to the
                    December 16, 1991, between the Company and          Company's Registration Statement
                    James H. Miller, as Trustee under the
                    provisions of a certain Irrevocable Trust
                    Agreement with Marlin Miller, Jr. dated
                    December 13, 1991.

     10.6           Split Dollar Life Insurance Agreements, dated       Incorporated by reference from Exhibit 10.6 to the
                    December 16, 1991, between the Company and          Company's Registration Statement
                    Raymond Neag Irrevocable Trust, dated October
                    11, 1991, Sevier J. Neag, Trustee.

                                      (84)

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

      10.8          Split Dollar Life Insurance Agreements, dated       Incorporated by reference from Exhibit 10.8 to the
                    December 16, 1991 between the Company and           Company's Registration Statement
                    Donald M. Mewhort, as Trustee under Agreement
                    of Trust dated October 8, 1991, created by T.
                    Jerome Holleran, Settlor (the"Holleran Split
                    Dollar Life Insurance Agreements").

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

                                      (85)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------

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

     10.14          Agreement dated August 4, 2003 between the          Filed herewith
                    Company and United Steelworkers of America
                    AFL/CIO Local 8467.

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

                                      (86)

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

                                      (87)

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

                                      (88)

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

   10.33.1          Second Amendment to Loan Agreement dated June       Filed herewith
                    30, 2003, among Wachovia Bank, National
                    Association (f/k/a  First Union National
                    Bank),Wachovia Bank, National Association,
                    London Branch (f/k/a First Union National
                    Bank, London Branch), and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V., Arrow
                    International CR, A.S. and Arrow Italy S.R.L.

     10.34          Arrow International, Inc. Defined Benefit           Incorporated by reference from Exhibit 10.58 to the
                    Supplemental Executive Retirement Plan.             May 31, 2001 Form 10-Q

                                      (89)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------

    10.34.1         Amendment No. 1 to the Arrow International,         Filed herewith
                    Inc. Defined Benefit Supplemental Executive
                    Retirement Plan

      18            Preferability Letter of                             Incorporated by reference from Exhibit 18 to the
                    PricewaterhouseCoopers LLP.                         1994 Form 10-K

      21            Subsidiaries of the Company.                        Filed herewith

      23            Consent of PricewaterhouseCoopers LLP.              Filed herewith

     31.1           Rule 13a-14(a)/15d-14(a) Certification of the       Furnished herewith
                    Chief Executive Officer.

     31.2           Rule 13a-14(a)/15d-14(a) Certification of the       Furnished herewith
                    Chief Financial Officer.

     32.1           Section 1350 Certification of the Chief             Furnished herewith
                    Executive Officer.

     32.2           Section 1350 Certification of the Chief             Furnished herewith
                    Financial Officer.

                                      (90)

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

6. Arrow Deutschland Gmbh, a limited liability corporation organized under the laws of Germany.

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

12. Arrow Hellas Commercial A.E., a corporation organized under the laws of Greece.

13. Arrow Internacional de Mexico S.A. de C.V., a corporation organized under the laws of Mexico.

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

18.  Arrow-Therex Corporation, a Delaware corporation.

19.  Arrow Interventional, Inc., a Delaware corporation.

20.  Arrow Slovensko s.r.o., a corporation organized under the laws of Slovakia

21.  Medical Parameters, Inc., a Massachusetts corporation

22.  Sometec, S.A.S.

23.  Sometec, Inc.

24.  Sometec Holdings, S.A.S.

25.  Arrow Med Tech LLC

26.  Arrow Italy S.r.l

27.  The Stepic Medical Distribution Corporation


                                      (91)

                                   EXHIBIT 23
                                   ----------

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-52622, 333-15215 and 33-71568) of Arrow
International, Inc. of our report dated October 3, 2003 relating to the financial statements and financial statement schedule, which appears in this Form 10-K for the year ended August 31, 2003. We also consent to the references to us under the heading "Selected Financial Data" in such Registration Statements.






PricewaterhouseCoopers LLP


                           PHILADELPHIA, PENNSYLVANIA
November 21, 2003




                                      (92)

                                  EXHIBIT 31.1

      RULE 13a-14(a)/15d-14(a) CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Carl G. Anderson, Jr., certify that:

     1. I have reviewed this annual report on Form 10-K of Arrow International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 26, 2003                     /s/ Carl G. Anderson, Jr.
                                            --------------------------------
                                            Carl G. Anderson, Jr.
                                            Chairman and
                                            Chief Executive Officer


                                      (93)

                                  EXHIBIT 31.2

      RULE 13a-14(a)/15d-14(a) CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Frederick J. Hirt, certify that:

     1. I have reviewed this annual report on Form 10-K of Arrow International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

               (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 26, 2003                     /s/ Frederick J. Hirt
                                            -----------------------------
                                            Frederick J. Hirt
                                            Chief Financial Officer and
                                            Vice President of Finance


                                      (94)

                                  EXHIBIT 32.1

            SECTION 1350 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


In connection with the Annual Report on Form 10-K for the fiscal year ended August 31, 2003 of Arrow International, Inc., a Pennsylvania corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carl G. Anderson, Jr., the Chairman and Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, to my knowledge and upon a review of the Report, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for periods presented as required by such Report.

In rendering this certification, I note that I did not serve as Chief Executive Officer of the Company during the period covered by the Report, having become the Chief Executive Officer on September 1, 2003. This certification is qualified by the foregoing and is based upon, among other things, my responsibilities as Chief Executive Officer of the Company, my own due diligence and representations made by certain other members of the Company's senior management.

Date: November 26, 2003                    /s/ Carl G. Anderson, Jr.
                                           -------------------------
                                                 Carl G. Anderson, Jr.
                                                 Chairman and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                      (95)

                                  EXHIBIT 32.2

            SECTION 1350 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


In connection with the Annual Report on Form 10-K for the fiscal year ended August 31, 2003 of Arrow International, Inc., a Pennsylvania corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick J. Hirt, the Vice President of Finance and Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, to my knowledge and upon a review of the Report, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for periods presented as required by such Report.

This certification is based upon, among other things, my responsibilities as Chief Financial Officer of the Company, my own due diligence and representations made by certain other members of the Company's senior management.



Date: November 26, 2003                  /s/ Frederick J. Hirt
                                         --------------------------------
                                         Frederick J. Hirt
                                         Chief Financial Officer and
                                         Vice President of Finance
                                         (Principal Financial Officer)


                                      (96)