Form 10-Q
period 2003-11-30
ARROW INTERNATIONAL INC
filed 2004-01-13
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended November 30, 2003

                                                                     or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________

Commission File Number   0-20212


                            Arrow International, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Pennsylvania                                             23-1969991
-------------------------------                                 ------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


2400 Bernville Road, Reading, Pennsylvania                          19605
------------------------------------------                         -------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code:             (610) 378-0131
                                                                --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X  No
                                                    ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes  X  No
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Shares Outstanding at January 8, 2004
         ---------                      -------------------------------------

Common Stock, No Par Value                           43,485,916

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                            Page
                                                                            ----


PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets at November 30, 2003
                    and August 31, 2003                                      3-4

                    Consolidated Statements of Income                          5

                    Consolidated Statements of Cash Flows                    6-7

                    Consolidated Statements of Comprehensive Income            8

                    Notes to Consolidated Financial Statements              9-16

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    17-24

         Item 3.    Quantitative and Qualitative Disclosures About
                    Market Risk                                            24-25

         Item 4.    Controls and Procedures                                25-26


PART II. OTHER INFORMATION

         Item 5.  Other Information                                           26

         Item 6.  Exhibits and Reports on Form 8-K                         26-27

Signature                                                                     28

Exhibit Index                                                                 29

Certifications                                                             30-33




                                       (2)

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements


                                           ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                (In thousands)
                                                  (Unaudited)


                                                               November 30,                   August 31,
                                                                  2003                           2003
                                                           -------------------            -------------------
ASSETS
Current assets:
     Cash and cash equivalents                         $                62,948        $              46,975
     Accounts receivable, net                                           87,218                       82,467
     Inventories                                                        91,653                       90,449
     Prepaid expenses and other                                         18,472                       14,978
     Deferred income taxes                                               6,533                        7,011
                                                      ------------------------        -----------------------
     Total current assets                                              266,824                      241,880
                                                      ------------------------        -----------------------

Property, plant and equipment                                          284,224                      276,294

Less accumulated depreciation                                         (153,073)                    (147,861)
                                                      ------------------------        -----------------------
                                                                       131,151                      128,433
                                                      ------------------------        -----------------------

Goodwill                                                                42,652                       42,732
Intangible and other assets, net                                        47,690                       48,836
Prepaid pension costs                                                   31,429                       32,016
                                                      ------------------------        -----------------------
     Total other assets                                                121,771                      123,584
                                                      ------------------------        -----------------------

     Total assets                                     $                519,746        $             493,897
                                                      ========================        =======================




                          See accompanying notes to consolidated financial statements

                                                   Continued


                                                      (3)

                                             ARROW INTERNATIONAL, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                       (In thousands, except share amounts)
                                                    (Unaudited)


                                                                  November 30,                    August 31,
                                                                      2003                           2003
                                                          --------------------------          -------------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                 $                1,537          $                300
      Notes payable                                                        28,479                        28,431
      Accounts payable                                                     15,605                        11,727
      Cash overdrafts                                                       1,130                         1,506
      Accrued liabilities                                                  22,935                        21,600
      Accrued compensation                                                  9,089                        10,684
      Accrued income taxes                                                  8,547                         3,718
                                                          --------------------------      -----------------------
      Total current liabilities                                            87,322                        77,966
                                                          --------------------------      -----------------------
Long-term debt                                                              2,000                         3,735
Accrued postretirement benefit obligations                                 13,980                        13,409
Deferred income taxes                                                       8,183                         8,141
Commitments and contingencies
SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                                 -                             -
Common stock, no par value;
    100,000,000 shares authorized;
    52,957,626 shares issued                                               45,661                        45,661
Additional paid-in capital                                                  7,142                         5,840
Retained earnings                                                         413,953                       403,004
      Less treasury stock at cost:
          9,528,103 and 9,672,124 shares,
          respectively                                                    (62,527)                      (63,472)
Accumulated other comprehensive
    income (expense)                                                        4,032                          (387)
                                                          --------------------------      -----------------------
      Total shareholders' equity                                          408,261                       390,646
                                                          --------------------------      -----------------------
      Total liabilities and shareholders' equity           $              519,746          $            493,897
                                                          ==========================      =======================


                            See accompanying notes to consolidated financial statements



                                                       (4)

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                         (In thousands, except share amounts)
                                                     (Unaudited)


                                                                             For the three months ended
                                                                  --------------------------------------------------
                                                                       November 30,               November 30,
                                                                           2003                       2002
                                                                  ------------------------    ----------------------
Net sales                                                          $              103,101      $             88,839
Cost of goods sold                                                                 48,903                    45,395
                                                                  ------------------------    ----------------------
     Gross profit                                                                  54,198                    43,444
                                                                  ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                                          6,844                     6,072
     Selling, general and administrative                                           25,738                    20,186
                                                                  ------------------------    ----------------------
     Operating income                                                              21,616                    17,186
                                                                  ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                                      199                        87
     Interest income                                                                  (90)                     (140)
     Other, net                                                                       139                       330
                                                                  ------------------------    ----------------------
     Other expenses, net                                                              248                       277
                                                                  ------------------------    ----------------------
Income before income taxes                                                         21,368                    16,909
Provision for income taxes                                                          6,944                     5,495
                                                                  ------------------------    ----------------------

        Net income                                                 $               14,424      $             11,414
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.33      $               0.26
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.33      $               0.26
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.080      $              0.035
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         43,343,619                43,722,406
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         43,982,988                43,879,188
                                                                  ========================    ======================


                             See accompanying notes to consolidated financial statements



                                                         (5)


                                                ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (In thousands)
                                                       (Unaudited)


                                                                                      For the three months ended
                                                                                 ---------------------------------------
                                                                                    November 30,          November 30,
                                                                                       2003                  2002
                                                                                 -----------------     -----------------
Cash flows from operating activities:
      Net income                                                                  $         14,424      $         11,414
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                                           4,423                 4,824
      Amortization                                                                           1,253                   937
      401(K) plan stock contribution                                                           217                   180
      Deferred income taxes                                                                    517                  (431)
      Unrealized holding gain on foreign currency options                                        -                   101
      Increase in provision for postretirement benefit obligation                              568                   772
      Decrease in prepaid pension costs                                                        587                   741
Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable, net                                                              (2,014)                 (696)
      Inventories                                                                              (51)                 (133)
      Prepaid expenses and other                                                            (3,370)               (2,344)
      Accounts payable and accrued liabilities                                               4,670                (4,356)
      Accrued compensation                                                                  (1,812)                  674
      Accrued income taxes                                                                   4,673                 4,564
                                                                                 -----------------     -----------------
      Total adjustments                                                                      9,661                 4,833
                                                                                 -----------------     -----------------
           Net cash provided by operating activities                                        24,085                16,247
                                                                                 -----------------     -----------------

Cash flows from investing activities:
      Capital expenditures                                                                  (4,363)               (3,657)
      Decrease (increase) in intangible and other assets                                        43                  (303)
      Cash paid for businesses acquired                                                          -               (20,784)
                                                                                 -----------------     -----------------
           Net cash used in investing activities                                            (4,320)              (24,744)
                                                                                 -----------------     -----------------

Cash flows from financing activities:
      (Decrease) in notes payable                                                           (2,452)                 (357)
      Reduction of long-term debt                                                             (498)                    -
      (Decrease) increase in book overdrafts                                                  (376)                  209
      Dividends paid                                                                        (3,462)               (1,538)
      Proceeds from stock options exercised                                                  2,030                   136
      Purchase of treasury stock                                                                 -                (6,459)
                                                                                 -----------------     -----------------
           Net cash used in financing activities                                            (4,758)               (8,009)
                                                                                 -----------------     -----------------

Effects of exchange rate changes on cash
    and cash equivalents                                                                       966                    50
Net change in cash and cash equivalents                                                     15,973               (16,456)
Cash and cash equivalents at beginning of year                                              46,975                33,103
                                                                                 -----------------     -----------------
Cash and cash equivalents at end of period                                        $         62,948      $         16,647
                                                                                 =================     =================


                               See accompanying notes to consolidated financial statements

                                                        Continued


                                                           (6)

                                               ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                    (In thousands)
                                                      (Unaudited)


                                                                                For the three months ended
                                                                     ------------------------------------------------
                                                                          November 30,              November 30,
                                                                             2003                      2002
                                                                     ---------------------     ----------------------

Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                               $          -              $             31,612
Liabilities assumed                                                              -                            10,828
                                                                     ---------------------     ----------------------
Cash paid for assets                                                  $          -              $             20,784
                                                                     =====================     ======================

Cash paid for businesses acquired:
      Working capital                                                 $          -              $              9,526
      Property, plant and equipment                                              -                               294
      Goodwill and intangible assets                                             -                            13,664
      Notes payable and current maturities
         of long-term debt                                                       -                              (700)
      Long-term debt                                                             -                            (2,000)
                                                                     ---------------------     ----------------------
                                                                      $          -              $             20,784
                                                                     =====================     ======================

Treasury Stock issued for 401(k) plan contribution                    $               217       $                180
                                                                     =====================     ======================
Dividends declared but not paid                                       $             3,474       $              1,525
                                                                     =====================     ======================


                              See accompanying notes to consolidated financial statements



                                                         (7)

                                            ARROW INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (In thousands)
                                                   (Unaudited)


                                                                             For the three months ended
                                                                       ----------------------------------------
                                                                          November 30,          November 30,
                                                                              2003                  2002
                                                                       -----------------    -------------------

Net income                                                              $        14,424      $          11,414

Other comprehensive income (expense):
     Foreign currency translation adjustments                                     4,419                   (43)
     Unrealized holding gain on foreign currency option
     contracts                                                                        -                    101
                                                                       -----------------    -------------------
Other comprehensive income (expense)                                              4,419                     58
                                                                       -----------------    -------------------
               Total comprehensive income                               $        18,843      $          11,472
                                                                       =================    ===================


                           See accompanying notes to consolidated financial statements

                                                      (8)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of Arrow International, Inc. (the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2003.

Note 2 - Inventories:

Inventories are summarized as follows:

                                   November 30, 2003          August 31, 2003
                                ----------------------     ---------------------
     Finished goods             $              28,718      $             31,204
     Semi-finished goods                       23,533                    22,223
     Work-in-process                            8,765                     8,933
     Raw materials                             30,637                    28,089
                                ----------------------     ---------------------
                                $              91,653      $             90,449
                                ======================     =====================

Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company had been a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringed patents owned by or licensed to the plaintiffs. A trial date for these actions had been set for September 29, 2003. On the trial date, the judge exhorted both parties to settle out of court. During the fourth quarter of fiscal 2003, the Company established a reserve of $8,000 in anticipation of reaching a settlement for these two related lawsuits. In October 2003, the Company agreed to a settlement in principle with the plaintiffs for the reserved amount. In December 2003, the terms of this settlement were finalized and the Company paid the $8,000 settlement amount in January 2004.

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


                                      (9)

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

Note 4 - Accounting Policies:

As a result of the Company's adoption in fiscal 2003 of the provisions of Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures," the Company is required to disclose its policy related to its accounting of its stock option plans. This policy is described below.

The Company previously adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS No. 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995 had been applied.

Had compensation expense for stock options granted in fiscal 2004 and 2003 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended November 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below:

                                                                           For the three months ended
                                                                  --------------------------------------------
                                                                   November 30, 2003        November 30, 2002
                                                                  -------------------      -------------------
Net income applicable to common shareholders
As reported                                                       $           14,424       $           11,414
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                          (653)                    (320)
Pro forma                                                         $           13,771       $           11,094

Basic earnings per common share
As reported                                                       $             0.33       $             0.26
Pro forma                                                         $             0.32       $             0.25

Diluted earnings per common share
As reported                                                       $             0.33       $             0.26
Pro forma                                                         $             0.31       $             0.25


                                    Continued


                                      (10)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 4 - Accounting Policies (continued)

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of either four or five years. The information provided in the table above includes the impact of both vested and nonvested options.

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2003 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company's 2003 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

The following table provides quarterly information about the Company's sales by product category:

                                         Quarter ended                             Quarter ended
                                       November 30, 2003                         November 30, 2002
                              ------------------------------------     --------------------------------------
                                 Critical            Cardiac               Critical             Cardiac
                                   Care                Care                  Care                 Care
                              ----------------   -----------------     -----------------    -----------------
      Sales to external
          customers           $        89,000    $         14,100      $         76,200     $         12,600


                                    Continued


                                      (11)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 5 - Segment Reporting (continued):

The following tables present quarterly information about geographic areas:

                                                          Quarter ended November 30, 2003
                              ---------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    --------------------
 Sales to unaffiliated
      customers               $      67,200   $      15,600    $       15,000    $      5,300    $            103,100

                                                          Quarter ended November 30, 2002
                              ---------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    --------------------
 Sales to unaffiliated
      customers               $      59,500   $      12,900    $       12,400    $      4,000    $             88,800


Note 6 - New Accounting Standards:

Financial Accounting Standard (FAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was revised in December 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans required by FAS No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The provisions of the original Statement 132 remain in effect until the provisions of the revised Statement are adopted. This Statement is effective for financial statements relating to fiscal years ending after December 15, 2003. The interim-period disclosure requirements for this Statement are effective for interim periods beginning after December 15, 2003, which the Company will adopt in its second fiscal quarter ending February 29, 2004.

Note 7 - Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,636 which includes the relief from $5,539 of accounts receivable that had been due from this distributor.
 As of November 30, 2003, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12,636 purchase price for this acquisition, of which $12,229 had been paid as of November 30, 2002. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.


                                    Continued


                                      (12)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Business Acquisitions (continued):

This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $102. Intangible assets acquired of $3,452 are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. As of November 30, 2003, the purchase price for this acquisition was allocated as follows:


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
                                                          =============


On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10,935. As of November 30, 2003, pursuant to the asset purchase agreement, the Company had paid $8,935 in cash, of which $8,555 had been paid as of November 30, 2002, and recorded a liability classified as long-term debt of up to an additional $2,000 for potential purchase price and related adjustments. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. The acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12,235, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company is required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company anticipates that such payments may begin later in fiscal 2004 based on fiscal 2003 sales levels and are being expensed as incurred. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. As of November 30, 2003, the purchase price for this acquisition was allocated as follows:

Accounts receivable                                        $       176
Inventories                                                        423
Property, plant and equipment                                      179
Intangible assets                                               12,235
Current liabilities                                             (2,078)
                                                          -------------
   Total purchase price                                    $    10,935
                                                          =============


                                    Continued


                                      (13)

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

The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the three months ended November 30, 2003 and November 30, 2002, respectively.

In the three months ended November 30, 2003 and November 30, 2002, the Company granted 1,240,000 and 6,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The option price per share ranged from $25.00 - $25.80 during the three months ended November 30, 2003 and was $17.78 in the same period of fiscal 2003. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over either four or five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

In the first three months of each of fiscal 2004 and 2003, there were no options granted by the Company to its directors to purchase shares of the Company's common stock pursuant to the Directors Plan.


                                    Continued



                                      (14)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 8 - Stock Option Plans (continued):

Stock option activity for the three month periods ended November 30, 2003 and 2002 is summarized in the tables below:


                                                                         For the three months ended
                                               -------------------------------------------------------------------------------
                                                         November 30, 2003                         November 30, 2002
                                               ---------------------------------------    ------------------------------------
                                                                        Weighted                                 Weighted
                                                                        Average                                  Average
                                                                        Exercise                                 Exercise
                                                   Shares                Price                Shares              Price
                                               ----------------    -------------------    ---------------    -----------------
Outstanding at September 1                         2,318,260             $16.81              2,414,510            $16.75
Granted                                            1,240,000             $25.26                  6,000            $17.78
Exercised                                           (132,190)            $15.39                 (8,960)           $15.14
Terminated                                           (20,150)            $17.77                (24,240)           $17.37
                                               ----------------                           ---------------

Outstanding at November 30                         3,405,920             $19.94              2,387,310            $16.81

Exercisable at  November 30                        1,359,778             $16.25              1,209,830            $15.73

Stock options outstanding at November 30, 2003 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average              Average                            Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices             Outstanding       Contractual Life           Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50                897,220              5.05                $14.20            767,618           $14.30
     $17.51 - $21.47              1,268,700              7.09                $18.84            592,160           $18.76
     $21.48 - $25.80              1,240,000              9.81                $25.26               -                -

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


                                      (15)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 8 - Stock Option Plans (continued):

The per share weighted average value of stock options granted in the first three months of fiscal 2004 and 2003 was $10.56 and $4.25, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                               November 30, 2003             November 30, 2002
                             ---------------------         ---------------------

Risk-free interest rate              2.58%                         2.96%
Dividend yield                       1.33%                         1.74%
Volatility factor                   44.02%                        23.81%
Expected lives                     5 years                       4 years

Had compensation expense for stock options granted in fiscal 2004 and 2003 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended November 30, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below:

                                                                            For the three months ended
                                                                 -----------------------------------------------
                                                                   November 30, 2003         November 30, 2002
                                                                 ---------------------     ---------------------
Net income applicable to common shareholders
As reported                                                       $            14,424       $           11,414
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                           (653)                    (320)
Pro forma                                                         $            13,771       $           11,094

Basic earnings per common share
As reported                                                       $              0.33       $             0.26
Pro forma                                                         $              0.32       $             0.25

Diluted earnings per common share
As reported                                                       $              0.33       $             0.26
Pro forma                                                         $              0.31       $             0.25

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of either four or five years. The information provided in the table above includes the impact of both vested and nonvested options.


                                      (16)

                            ARROW INTERNATIONAL, INC.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2003 AND THE COMPANY'S OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

Three Months Ended November 30, 2003 Compared to Three Months Ended November 30, 2002

Net sales for the three months ended November 30, 2003 increased 16.1% to $103.1 million, compared to $88.8 million in the same period last year, due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the first quarter of fiscal 2004 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns, and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                      Quarter ended
                                                   -------------
                                      November 30, 2003      November 30, 2002
                                      -----------------      -----------------

   Central Venous Catheters                     $53.6             $42.7
   Specialty Catheters                           32.3              30.4
   Stepic distributed products                    3.1               3.1
                                                  ---               ---
        Subtotal Critical Care                   89.0              76.2
   Cardiac Care                                  14.1              12.6
                                                 ----              ----
        TOTAL                                  $103.1             $88.8
                                               ======             =====

Sales of critical care products increased 16.8% to $89.0 million in the first quarter of fiscal 2004 from $76.2 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the first quarter of fiscal 2004 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line in fiscal
2003. Sales of specialty catheters increased in the first quarter of fiscal 2004 due to improved sales of epidural products, arterial products and intravenous and extension sets. Sales of cardiac care products increased by 11.9% to $14.1 million in the first quarter of fiscal 2004 from $12.6 million in the comparable prior year period due primarily to increased sales of intra-aortic balloon pump products. International sales increased by 22.5% to $35.9 million in the first quarter of fiscal 2004 from $29.3 million in the comparable prior year period principally as a result of increased sales of central venous and specialty catheters and the effect of foreign currency as noted below. International sales represented 34.8% of net sales in the first quarter of fiscal 2004 compared to 33.0% in the same prior year period. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for the quarter increased by $3.2 million.


                                      (17)

                            ARROW INTERNATIONAL, INC.


Gross profit increased 24.9% to $54.2 million in the three months ended November 30, 2003 compared to $43.4 million in the same period of fiscal 2003. As a percentage of net sales, gross profit increased to 52.6% during the three months ended November 30, 2003 from 48.9% in the comparable prior year period. The increase in gross margin was due primarily to (1) lower margins realized in the first quarter of fiscal 2003 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of Stepic Medical, the Company's former New York City distributor, in September 2002; (2) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek on November 25, 2002; and (3) higher margins on products distributed in Florida and certain southeastern states as a result of the Company's acquisition of its former distributor, IMA, Inc., on July 1, 2003, which enabled the Company to conduct direct sales activity in this region.

Research, development and engineering expenses increased by 11.5% to $6.8 million in the three months ended November 30, 2003 from $6.1 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the first quarter of fiscal 2004 to 6.6% compared to 6.9% in the same period in fiscal 2003. The increase in research, development and engineering expenses was due primarily to increased research and development spending on the Arrow LionHeart(TM), the Company's Left Ventricular Assist System, offset in part by lower research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation.

As previously reported, the Company received approval to CE mark the Arrow LionHeart(TM) Left Ventricular Assist System (LVAS) on November 7, 2003, enabling it to market the device within the European Economic Area for permanent implantation or "destination therapy." The first order for start-up equipment and training from a new implanting center was received in December 2003. The Company is continuing its efforts to gain commitment from several additional centers for implantation of the device in greater numbers of patients during the remainder of fiscal 2004. In addition to expanding the base of implanting centers beyond those who participated in the clinical trial, the near-term focus of the LionHeart(TM) program will be on obtaining optimal clinical results and on evaluation of several system enhancements. The Company believes that these enhancements will increase the patient population for whom the device is suitable and provide improved quality of life for recipients. The Company expects that any revenue generated from initial sales of the Arrow LionHeart(TM) will be offset by expanded marketing and clinical support costs and will not contribute to earnings during fiscal 2004.

In addition, the Company is continuing its US clinical trial of the LionHeart(TM) and the total number of US implants to date remains at ten. The tenth patient enrolled in the US LionHeart(TM) trial continues to recover as expected and was recently discharged from the hospital. This patient was implanted as part of a US Phase I human clinical trial of the LionHeart(TM), under an Investigational Device Exemption received from the US Food and Drug Administration in February 2001, which the Company expects to complete in fiscal 2004. To date, the total number of U.S. sites approved to perform the remaining four implants under the Phase I trial remains at eight and these institutions are presently screening for appropriate patients.

The Company is continuing to evaluate modifications to the CorAide(TM) continuous flow ventricular assist device to resolve the causes for the elevated level of hemolysis (plasma-free hemoglobin) experienced in the first implant of the device and continues to believe that significant design changes will not be required. While there can be no assurance that the Company will resolve the problem, the Company believes that clinical trials of the CorAide(TM) device should resume later in fiscal 2004.

During the first quarter of fiscal 2004, the Company continued its limited sales release of the AutoCAT(R)2 WAVE(TM) intra-aortic balloon pump and associated LightWAVE(TM) catheter system. Full market release in the US and Europe of this new technology is planned for the second quarter of fiscal 2004. The Company also released the UltraFlex(TM) 7.5 Fr intra-aortic balloon catheter during the first quarter of fiscal 2004. This


                                      (18)

                            ARROW INTERNATIONAL, INC.


catheter, the smallest intra-aortic balloon catheter on the market, incorporates the Company's proprietary tubing reinforcement technology to prevent kinking.

Selling, general and administrative expenses increased by 27.2% to $25.7 million during the three months ended November 30, 2003 from $20.2 million in the comparable prior year period and, as a percentage of net sales, increased to 25.0% in the first quarter of fiscal 2004 from 22.7% in the comparable period of fiscal 2003. This increase was due primarily to several factors, including the following: (1) selling, general and administrative expenses of $1.8 million incurred in connection with the Company's acquisitions of Diatek, the NeoCare(R) product line and IMA, Inc., its former Florida distributor; (2) increased legal costs of $0.8 associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products (see Item
1. Notes to Consolidated Financial Statements - Note 3); (3) increased selling, general and administrative expenses of $0.5 million related to an increase in the accrual for the Company's income growth bonus plan; and (4) an increase in selling, general and administrative expenses of $0.3 million as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries.

Principally due to the above factors, operating income increased in the first quarter of fiscal 2004 by 25.6% to $21.6 million from $17.2 million in the comparable prior year period.

Other expenses (income), net, was $0.2 million of expense in the first quarter of fiscal 2004 as compared to $0.3 million of expense in the same prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased during the first quarter of fiscal 2004 by 26.6% to $21.4 million from $16.9 million in the comparable prior year period. For the first quarter of each of fiscal 2004 and 2003, the Company's effective income tax rate was 32.5%.

Net income in the first quarter of fiscal 2004 increased by 26.3% to $14.4 million from $11.4 million in the comparable fiscal 2003 period. As a percentage of net sales, net income represented 14.0% in the three months ended November 30, 2003 compared to 12.8% in the same period of fiscal 2003.

Basic and diluted earnings per common share were $0.33 in the three months ended November 30, 2003, up 26.9%, or $0.07 per share, from $0.26 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 43,343,619 in first quarter of fiscal 2004 from 43,722,406 in the comparable prior year period primarily a result of the Company's share repurchase program, which, as discussed below, remains in effect. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 43,982,988 in first quarter of fiscal 2004 from 43,879,188 in the comparable prior year period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price offset in part by the impact of the Company's share repurchase program.

Liquidity and Capital Resources

Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statements of cash flows included in Item 1 of this report. For the three months ended November 30, 2003, net cash provided by operations was $24.1 million, an increase of $7.9 million, or 48.8%, from the comparable prior year period, due primarily to an increase in accounts payable and accrued liabilities offset in part by a decrease in accrued compensation. Accounts receivable, measured in days sales outstanding during the period, decreased to 77 days at November 30, 2003 from 79 days at August 31, 2003, due primarily to increased collection efforts by the Company.


                                      (19)

                            ARROW INTERNATIONAL, INC.


Accounts payable increased $3.9 million in the three months ended November 30, 2003 compared to a $0.1 million decrease in the same period of fiscal 2003 due primarily to the transition to a new accounts payable system and the timing of the Company's payments to its vendors. Accrued liabilities increased $1.3 million in the three months ended November 30, 2003 compared to a $1.1 million decrease in the same period of fiscal 2003 due primarily to higher payments in the first quarter of fiscal 2003 for accrued product liability and workers compensation insurance costs.

Accrued compensation decreased $1.6 million in the first quarter of fiscal 2004 compared to a $0.7 million increase in the comparable period of fiscal 2003 due primarily to an increase in the annual payments of certain accrued bonuses to senior management in fiscal 2004 as well as an increase in the payments of accrued sales commissions.

The Company paid $8.0 million in January 2004 in settlement of two related patent infringement lawsuits pertaining to certain of its hemodialysis catheter products. This amount was previously reserved in the fourth quarter of fiscal 2003. In December 2003, the Company received a previously recorded income tax refund of $6.9 million related to the settlement of an Internal Revenue Service audit pertaining primarily to depreciation and tax credits related to research and development costs.

Net cash used in the Company's investing activities decreased to $4.3 million in the three months ended November 30, 2003 from $24.7 million in the comparable period of fiscal 2003, due primarily to the Company's business acquisitions completed in the first quarter of fiscal 2003, as further discussed below.

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million which includes the relief from $5.5 million of accounts receivable that had been due from this distributor. As of November 30, 2003, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12.6 million purchase price for this acquisition, of which $12.2 million had been paid as of November 30, 2002. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $0.1 million. Intangible assets acquired of $3.5 million are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. As of November 30, 2003, the purchase price for this acquisition was allocated as follows:

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
                                                      ==========

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10.9 million. As of November 30, 2003, pursuant to the asset purchase agreement, the Company had paid $8.9 million in cash, of which $8.6 million had been paid as of November 30, 2002, and recorded a liability classified as long-term debt of up to an additional $2.0 million for potential purchase price and related adjustments. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair


                                      (20)

                            ARROW INTERNATIONAL, INC.


value of the net assets acquired, and therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12.2 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. Pursuant to the asset purchase agreement relating to this transaction, the Company is required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company anticipates that such payments may begin later in fiscal 2004 based on fiscal 2003 sales levels and are being expensed as occured. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. As of November 30, 2003, the purchase price for this acquisition was allocated as follows:

                   (in millions)
                Accounts receivable                   $     0.2
                Inventories                                 0.4
                Property, plant and equipment               0.2
                Intangible assets                          12.2
                Current liabilities                        (2.1)
                                                      ----------
                   Total purchase price               $    10.9
                                                      ==========

Financing activities used $4.8 million of net cash in the three months ended November 30, 2003, compared to $8.0 million in the same prior year period, primarily as a result of a decrease in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program, offset in part by an increase in dividend payments as a result of the Company's doubling of its quarterly dividend in connection with its stock split effected in the fourth quarter of fiscal 2003 as well as an increase in the Company's repayment of borrowings under its revolving credit facility. The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under the share repurchase program. As of November 30, 2003, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. No shares were repurchased by the Company under the program in the three months ended November 30, 2003.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At November 30, 2003, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $20.2 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At November 30, 2003, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $19.2 million, of which $8.3 million was outstanding as of November 30, 2003. In addition, during fiscal 2003, the Company entered into a short-term note payable with IMA, Inc. for $0.1 million related to a non-compete arrangement pursuant to the Company's acquisition of this business on July 1, 2003.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities


                                      (21)

                            ARROW INTERNATIONAL, INC.


increased $0.1 million and $0.6 million during the three months ended November 30, 2003 and November 30, 2002, respectively.

A summary of all of the Company's contractual obligations and commercial commitments as of November 30, 2003 were as follows:

                                                                           PAYMENTS DUE OR COMMITMENT
                                                                              EXPIRATION BY PERIOD
                                                     ------------------------------------------------------------------------

           CONTRACTUAL OBLIGATIONS AND                                                                                MORE
              COMMERCIAL COMMITMENTS                                 LESS THAN         1 - 3         3 - 5           THAN 5
                  (IN MILLIONS)                         TOTAL          1 YEAR          YEARS         YEARS           YEARS
--------------------------------------------------   -----------    -------------    ----------    -----------    -----------
Long-term debt                                         $    3.7           $  1.7          $2.0           $  -           $  -
Operating leases                                           12.1              5.7           4.4            0.9            1.1
Purchase obligations(1)                                    23.5             23.5             -              -              -
Other long-term obligations                                 0.4                -           0.1            0.1            0.2
Lines of credit(2)                                         28.5             28.5             -              -              -
Standby letters of credit                                   1.7              1.7             -              -              -
                                                     -----------    -------------    ----------    -----------    -----------

Total cash contractual obligations and
commercial commitments                                 $   69.9           $ 61.1          $6.5           $1.0           $1.3
                                                     ===========    =============    ==========    ===========    ===========

(1) Includes open purchase orders primarily relating to purchases of raw materials and equipment, and certain services, including consulting and information systems.
(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above in this Item 2.

Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and, to the extent the Company determines to do so, repurchases of the Company's stock in the open market, and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

Critical Accounting Policies and Estimates

The Company has disclosed in Note 1 to its consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2003 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company's 2003 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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


                                      (22)

                            ARROW INTERNATIONAL, INC.


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

New Accounting Standards

Financial Accounting Standard (FAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was revised in December 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans required by FAS No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The provisions of the original Statement 132 remain in effect until the provisions of the revised Statement are adopted. This Statement is effective for financial statements relating to fiscal years ending after December 15, 2003. The interim-period disclosure requirements for this Statement are effective for interim periods beginning after December 15, 2003, which the Company will adopt in its second fiscal quarter ending February 29, 2004.

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements as defined in the Private Securities Litigation Act of 1995. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in the Company's filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - Certain Risks Relating to Arrow in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and in its other filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and


                                      (23)

                            ARROW INTERNATIONAL, INC.


marketing of medical devices; (7) risks associated with the Company's use of derivative financial instruments; and (8) dependence on the continued service of key members of the Company's management.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments:

During the three month periods ended November 30, 2003 and 2002, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.3% and 23.2%, respectively. In addition, part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transaction being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of November 30, 2003, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $11.5 million mature at various dates through February 2004. As of November 30, 2003, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At November 30, 2003, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through February 2004. The following table identifies foreign currency forward contracts to sell foreign currencies at November 30, 2003 and August 31, 2003:


                                      (24)

                            ARROW INTERNATIONAL, INC.

                                                  November 30, 2003                          August 31, 2003
                                            Notional           Fair Market            Notional          Fair Market
                                             Amounts              Value               Amounts              Value
                                         --------------     ------------------     ---------------    -----------------
Foreign currency: (U.S. Dollar Equivalents)
Japanese yen                             $        1,373     $            1,369     $             -    $               -
Canadian dollars                                    303                    308                 424                  432
Euro                                              5,854                  5,969               4,345                4,393
Mexican peso                                        613                    609                 627                  626
African rand                                        425                    466                 396                  404
                                         --------------     ------------------     ---------------    -----------------
                                         $        8,568     $            8,721     $         5,792    $           5,855
                                         ==============     ==================     ===============    =================

At November 30, 2003, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through February 2004. The following table identifies forward exchange contracts to buy foreign currencies at November 30, 2003 and August 31, 2003:

                                                  November 30, 2003                          August 31, 2003
                                            Notional           Fair Market            Notional          Fair Market
                                             Amounts              Value               Amounts              Value
                                         --------------     ------------------     ---------------    -----------------
Foreign currency: (U.S. Dollar Equivalents)

Czech koruna                             $        2,968     $            2,997     $           672    $             677

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income / (expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three months ended November 30, 2003 and 2002, the Company did not recognize any time value losses against net sales but did recognize an intrinsic value gains of $0 and $106, respectively. At November 30, 2003, the Company did not have any unrealized holding losses related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at November 30, 2003 and August 31, 2003.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of November 30, 2003. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The


                                      (25)

                            ARROW INTERNATIONAL, INC.


Company has recently reviewed and taken action to clarify and expand its policies and procedures relating to expenditures for property, plant and equipment in excess of threshold amounts to require approval by appropriate members of financial management. Other than the foregoing, there have been no changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II         OTHER INFORMATION

Item 5.  Other Information

Qualified Trading Plans

     Two of the Company's directors and founders, Marlin Miller, Jr. and John H. Broadbent, Jr., have informed the Company that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their ongoing service to the Company, in the first quarter of fiscal 2004 they established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their personal holdings of the Company's common stock. Both of these plans provide for weekly stock sales and do not prohibit Mr. Miller or Mr. Broadbent from executing additional transactions with respect to the Company's common stock.

Reimbursement of Life Insurance Premium Payments

     As previously disclosed, in November 2003, the Company became aware that, because of its inadvertent payment in July 2003 of premiums in the amounts of $78,975 and $34,150 in respect of split-dollar life insurance policies owned by certain trusts established by Mr. Miller and Mr. Broadbent, respectively, it may not have been in compliance with the provisions of Section 13(k) of the Securities Exchange Act of 1934. Mr. Miller and Mr. Broadbent are the former Chairman and Chief Executive Officer and the former Vice President-Finance and Treasurer, respectively, of the Company, and each is a director of the Company. Neither of Mr. Miller nor Mr. Broadbent had an employment agreement or other written arrangement with the Company that provided for the ongoing payment of these premiums, although the terms of these split-dollar life insurance policies had been in place for many years prior to the July 30, 2002 effective date of
Section 13(k). The Company received a refund of substantially all of these premium payments from the owner trusts in December 2003 and expects to receive the balance shortly. While it is not clear whether the Company's premium payments in respect of these policies were in fact subject to the anti-loan provisions of Section 13(k) of the Securities and Exchange Act of 1934, the Company believes, upon its receipt of the balance of these premium payments, that it will be in compliance with Section 13(k) and that the exposure, if any, resulting from this matter will not be material to its financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    See Exhibit Index on page 29 for a list of the Exhibits filed as part of this report.

               (b)  Reports on Form 8-K:

                    o Current Report on Form 8-K, dated September 30, 2003, reporting under "Results of Operations and Financial Condition," announcing the Company's fourth quarter fiscal 2003 earnings


                                      (26)

                            ARROW INTERNATIONAL, INC.


                    o Current Report on Form 8-K, dated December 22, 2003, reporting under Item 12. "Results of Operations and Financial Condition," announcing the Company's first quarter fiscal 2004 earnings.


                                      (27)

                            ARROW INTERNATIONAL, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ARROW INTERNATIONAL, INC.
                                                 (Registrant)




Date: January 13, 2004                    By:   /s/  Frederick J. Hirt
                                               -------------------------------
                                                       (signature)

                                               Frederick J. Hirt
                                               Chief Financial Officer and
                                               Vice President of Finance
                                               (Principal Financial Officer and
                                               Chief Accounting Officer)




                                      (28)

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




                                      (29)