Form 10-Q
period 2004-02-29
ARROW INTERNATIONAL INC
filed 2004-04-14
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 29, 2004

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________ to ____________

     Commission File Number 0-20212

                            ARROW INTERNATIONAL, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                       23-1969991
--------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


2400 Bernville Road, Reading, Pennsylvania                      19605
------------------------------------------               -------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:         (610) 378-0131
                                                            --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Shares Outstanding At April 7, 2004
      ---------------                     -----------------------------------

Common Stock, No Par Value                             43,611,042


                                 ARROW INTERNATIONAL, INC.

                                      Form 10-Q Index


                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                     Consolidated Balance Sheets at February 29, 2004
                     and August 31, 2003                                              3-4

                     Consolidated Statements of Income                                5-6

                     Consolidated Statements of Cash Flows                            7-8

                     Consolidated Statements of Comprehensive Income                    9

                     Notes to Consolidated Financial Statements                     10-19

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            20-30

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                              30-32

          Item 4.  Controls and Procedures                                             32

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders              32-33

          Item 5.  Other Information                                                33-34

          Item 6.  Exhibits and Reports on Form 8-K                                    34


Signature                                                                              35

Exhibit Index                                                                          36

Certifications                                                                      37-40

                                           (2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                            ARROW INTERNATIONAL, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                 (In thousands)
                                                   (Unaudited)


                                                             February 29,                     August 31,
                                                                2004                             2003
                                                      -------------------------        ------------------------
ASSETS
Current assets:
     Cash and cash equivalents                         $              75,563           $               46,975
     Accounts receivable, net                                         91,357                           82,467
     Inventories                                                      95,712                           90,449
     Prepaid expenses and other                                        9,856                           14,978
     Deferred income taxes                                             7,704                            7,011
                                                      -------------------------        ------------------------
     Total current assets                                            280,192                          241,880
                                                      -------------------------        ------------------------

Property, plant and equipment                                        289,123                          276,294

Less accumulated depreciation                                       (157,400)                        (147,861)
                                                      -------------------------        ------------------------
                                                                     131,723                          128,433
                                                      -------------------------        ------------------------

Goodwill                                                              42,705                           42,732
Intangible and other assets, net                                      47,301                           48,836
Prepaid pension costs                                                 30,827                           32,016
                                                      -------------------------        ------------------------
     Total other assets                                              120,833                          123,584
                                                      -------------------------        ------------------------

     Total assets                                     $              532,748           $              493,897
                                                      =========================        ========================




                           See accompanying notes to consolidated financial statements


                                                    Continued
                                                       (3)

                                             ARROW INTERNATIONAL, INC.
                                       CONSOLIDATED BALANCE SHEETS, continued

                                        (In thousands, except share amounts)
                                                    (Unaudited)


                                                                 February 29,                     August 31,
                                                                    2004                             2003
                                                         ---------------------------      ------------------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                $                 1,166          $                300
      Notes payable                                                        30,644                        28,431
      Accounts payable                                                     16,388                        11,727
      Cash overdrafts                                                       1,218                         1,506
      Accrued liabilities                                                  16,240                        21,600
      Accrued compensation                                                 10,602                        10,684
      Accrued income taxes                                                  8,186                         3,718
                                                         ---------------------------      ------------------------
      Total current liabilities                                            84,444                        77,966
                                                         ---------------------------      ------------------------
Long-term debt                                                              2,000                         3,735
Accrued postretirement benefit obligations                                 14,483                        13,409
Deferred income taxes                                                       7,910                         8,141
Commitments and contingencies
SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                                 -                             -
Common stock, no par value;
   100,000,000 shares authorized;
    52,957,626 shares issued                                               45,661                        45,661
Additional paid-in capital                                                  8,832                         5,840
Retained earnings                                                         425,488                       403,004
      Less treasury stock at cost:
          9,370,159 and 9,672,124 shares,
          respectively                                                    (61,490)                      (63,472)
Accumulated other comprehensive
   (expense)                                                                5,420                          (387)
                                                         ---------------------------      ------------------------
      Total shareholders' equity                                          423,911                       390,646
                                                         ---------------------------      ------------------------
      Total liabilities and
         shareholders' equity                             $               532,748          $            493,897
                                                         ===========================      ========================




                            See accompanying notes to consolidated financial statements

                                                        (4)

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands, except share and per share amounts)
                                                     (Unaudited)


                                                                             For the three months ended
                                                                  --------------------------------------------------
                                                                       February 29,                 February 28,
                                                                           2004                        2003
                                                                  ------------------------    ----------------------
Net sales                                                          $              108,294      $             92,757
Cost of goods sold                                                                 50,492                    47,019
                                                                  ------------------------    ----------------------
     Gross profit                                                                  57,802                    45,738
                                                                  ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                                          6,383                     6,409
     Selling, general and administrative                                           28,448                    21,735
                                                                  ------------------------    ----------------------
     Operating income                                                              22,971                    17,594
                                                                  ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                                      402                       138
     Interest income                                                                 (207)                      (30)
     Other, net                                                                      (125)                     (179)
                                                                  ------------------------    ----------------------
     Other expenses (income), net                                                      70                       (71)
                                                                  ------------------------    ----------------------
Income before income taxes                                                         22,901                    17,665
Provision for income taxes                                                          7,443                     5,741
                                                                  ------------------------    ----------------------

        Net income                                                 $               15,458      $             11,924
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.36      $               0.28
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.35      $               0.27
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.090      $              0.040
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         43,503,741                43,383,966
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         44,202,983                43,742,452
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




                             See accompanying notes to consolidated financial statements


                                                         (5)

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands, except share and per share amounts)
                                                     (Unaudited)


                                                                              For the six months ended
                                                                  --------------------------------------------------
                                                                        February 29,                February 28,
                                                                           2004                        2003
                                                                  ------------------------    ----------------------
Net sales                                                          $              211,395      $            181,596
Cost of goods sold                                                                 99,395                    92,414
                                                                  ------------------------    ----------------------
     Gross profit                                                                 112,000                    89,182
                                                                  ------------------------    ----------------------

Operating expenses:
     Research, development and engineering                                         13,227                    12,481
     Selling, general and administrative                                           54,186                    41,921
                                                                  ------------------------    ----------------------
     Operating income                                                              44,587                    34,780
                                                                  ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                                      601                       225
     Interest income                                                                 (297)                     (170)
     Other, net                                                                        14                       151
                                                                  ------------------------    ----------------------
     Other expenses, net                                                              318                       206
                                                                  ------------------------    ----------------------
Income before income taxes                                                         44,269                    34,574
Provision for income taxes                                                         14,387                    11,236
                                                                  ------------------------    ----------------------

        Net income                                                 $               29,882                    23,338
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.69       $              0.54
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.68       $              0.53
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.170       $             0.075
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         43,423,680                43,554,120
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         44,092,986                43,811,754
                                                                  ========================    ======================




                             See accompanying notes to consolidated financial statements


                                                         (6)

                                                  ARROW INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                         (Unaudited)


                                                                                       For the six months ended
                                                                                 February 29,               February 28,
                                                                                     2004                       2003
                                                                            ---------------------       --------------------
Cash flows from operating activities:
       Net income                                                           $             29,882        $            23,338
Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                                        9,071                      9,739
       Amortization                                                                        2,397                      1,978
       Abandonment of facility expansion plan                                              1,658                          -
       401(k) plan stock contribution                                                        412                        363
       Deferred income taxes                                                                (643)                       (22)
       Unrealized holding gain on foreign currency options                                     -                        204
       Decrease (increase) in prepaid pension costs                                        1,189                       (111)
       Increase in provision for postretirement
          benefit obligation                                                               1,079                      1,557
Changes in operating assets and liabilities, net of effects
     from acquisitions
       Accounts receivable, net                                                           (5,858)                    (2,316)
       Inventories                                                                        (4,075)                     3,441
       Prepaid expenses and other                                                          5,318                       (775)
       Accounts payable and accrued liabilities                                             (729)                    (5,820)
       Accrued compensation                                                                 (367)                       422
       Accrued income taxes                                                                3,973                      3,333
                                                                            ---------------------       --------------------
       Total adjustments                                                                  13,425                     11,993
                                                                            ---------------------       --------------------
       Net cash provided by operating activities                                          43,307                     35,331

Cash flows from investing activities:
       Capital expenditures                                                              (10,509)                    (7,297)
       (Increase) decrease in intangible and other assets                                   (348)                      (451)
       Cash paid for businesses acquired                                                       -                    (21,257)
                                                                            ---------------------       --------------------
       Net cash used in investing activities                                             (10,857)                   (29,005)
                                                                            ---------------------       --------------------

Cash flows from financing activities:
       Increase (decrease) in notes payable                                                 (889)                       470
       Principal payments of long-term debt                                                 (300)                      (300)
       Reduction of long-term debt                                                          (569)                         -
       (Decrease) increase in book overdrafts                                               (288)                     1,269
       Dividends paid                                                                     (6,937)                    (3,062)
       Proceeds from stock options exercised                                               4,032                        373
       Purchase of treasury stock                                                              -                    (13,676)
                                                                            ---------------------       --------------------
       Net cash used in financing activities                                              (4,951)                   (14,926)

Effect of exchange rate changes on cash
    and cash equivalents                                                                   1,089                        572
Net change in cash and cash equivalents                                                   28,588                     (8,028)
Cash and cash equivalents at beginning of year                                            46,975                     33,103
                                                                            ---------------------       --------------------
Cash and cash equivalents at end of period                                  $             75,563        $            25,075
                                                                            =====================       ====================




                                 See accompanying notes to consolidated financial statements

                                                          Continued
                                                             (7)

                                                     ARROW INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                          (In thousands)
                                                            (Unaudited)


                                                                                              For the six months ended
                                                                                   ----------------------------------------------
                                                                                       February 29,             February 28,
                                                                                           2004                     2003
                                                                                   --------------------    ----------------------
Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                                            $                 -     $              31,562
Liabilities assumed                                                                                  -                    10,305
                                                                                   --------------------    ----------------------
Cash paid for assets                                                               $                       $              21,257
                                                                                   ====================    ======================

Cash paid for businesses acquired:
      Working capital                                                              $                 -     $               9,488
      Property, plant and equipment                                                                  -                       294
      Goodwill and intangible assets                                                                 -                    13,725
      Notes payable and current maturities
         of long-term debt                                                                           -                      (250)
      Long-term debt                                                                                 -                    (2,000)
                                                                                   --------------------    ----------------------
                                                                                   $                 -     $              21,257
                                                                                   ====================    ======================


Treasury Stock issued for 401(k) plan contribution                                 $               412     $                 363
                                                                                   ====================    ======================

Intangible assets acquired by issuing
treasury stock                                                                     $               530     $                   -
                                                                                   ====================    ======================

Dividends declared but not paid                                                    $             3,923     $               1,729
                                                                                   ====================    ======================




                                    See accompanying notes to consolidated financial statements


                                                             Continued
                                                                (8)

                                            ARROW INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (In thousands)
                                                   (Unaudited)


                                                                             For the three months ended
                                                                         February 29,           February 28,
                                                                             2004                   2003
                                                                       -----------------    -------------------
Net income                                                             $         15,458     $           11,924
Other comprehensive income (expense):
Currency translation adjustments                                                  1,388                  2,895
Unrealized holding gain on foreign currency
   option contracts                                                                   -                    103
                                                                       -----------------    -------------------
Other comprehensive income (expense)                                              1,388                  2,998
                                                                       -----------------    -------------------
Total comprehensive income                                             $         16,846     $           14,922
                                                                       =================    ===================


                                                                              For the six months ended
                                                                         February 29,           February 28,
                                                                             2004                   2003
                                                                       -----------------    -------------------
Net income                                                             $         29,882     $           23,338
Other comprehensive income (expense):
Currency translation adjustments                                                  5,807                  2,852
Unrealized holding gain on foreign currency
    option contracts                                                                  -                    204
                                                                       -----------------    -------------------
Other comprehensive income (expense)                                              5,807                  3,056
                                                                       -----------------    -------------------
Total comprehensive income                                             $         35,689     $           26,394
                                                                       =================    ===================




                           See accompanying notes to consolidated financial statements


                                                    Continued
                                                       (9)

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


Note 2 - Inventories:

Inventories are summarized as follows:

                                                        February 29,                  August 31,
                                                            2004                         2003
                                                   ----------------------      -----------------------
Finished goods                                     $              28,356       $               31,204
Semi-finished goods                                               24,803                       22,223
Work-in-process                                                   12,172                        8,933
Raw materials                                                     30,381                       28,089
                                                   ----------------------      -----------------------
                                                   $              95,712       $               90,449
                                                   ======================      =======================



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

The Company is currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until after fiscal 2004. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patent and that, consequently, it has meritorious legal defenses with respect to this action.

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

Had compensation expense for stock options granted in fiscal 2004 and 2003 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended February 29, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below:


                                    Continued
                                      (11)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 4 - Accounting Policies (continued):

                                               For the three months ended                   For the six months ended
                                        ---------------------------------------      ---------------------------------------
                                           February 29,          February 28,           February 29,         February 28,
                                               2004                  2003                   2004                 2003
                                        ------------------    -----------------      -----------------    ------------------
As reported                             $          15,458      $        11,924        $        29,882     $          23,338
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                   (933)                (324)                (1,586)                 (644)
Pro forma                               $          14,525      $        11,600        $        28,296     $          22,694

Basic earnings per common share
As reported                             $            0.36      $          0.28        $          0.69     $            0.54
Pro forma                               $            0.33      $          0.27        $          0.65     $            0.52

Diluted earnings per common share
As reported                             $            0.35      $          0.27        $          0.68     $            0.53
Pro forma                               $            0.33      $          0.27        $          0.64     $            0.52

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

The following table provides quarterly information about the Company's sales by product category:

                                              Quarter ended                              Quarter ended
                                            February 29, 2004                          February 28, 2003
                                   ------------------------------------      --------------------------------------
                                      Critical             Cardiac               Critical             Cardiac
                                        Care                Care                   Care                Care
                                   ----------------    ----------------      -----------------   ------------------
    Sales to external
      customers                    $        92,000     $        16,300       $         78,500    $          14,300

The following tables present quarterly information about geographic areas:

                                                          Quarter ended February 29, 2004
                              --------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to unaffiliated
      customers               $     70,300    $     14,900     $      17,600     $     5,500     $          108,300

                                                          Quarter ended February 28, 2003
                              --------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to unaffiliated
      customers               $     62,200    $     11,600     $      14,300     $     4,700     $           92,800

The following table provides year-to-date information about the Company's sales by product category:

                                               Six Months ended                        Six Months ended
                                               February 29, 2004                       February 28, 2003
                                     ------------------------------------   --------------------------------------
                                        Critical            Cardiac             Critical             Cardiac
                                          Care                Care                Care                 Care
                                     ----------------   -----------------   -----------------    -----------------
    Sales to external
         customers                   $       181,000    $         30,400    $        154,700     $         26,900


                                    Continued
                                      (13)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 5 - Segment Reporting (continued):

The following tables present year-to-date information about geographic areas:

                                                        Six Months ended February 29, 2004
                              --------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to unaffiliated
      customers               $    137,400    $     30,500     $      32,600     $    10,900     $          211,400

                                                        Six Months ended February 28, 2003
                              --------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to unaffiliated
      customers               $    121,700    $     24,500     $      26,700     $     8,700     $          181,600


Note 6 - New Accounting Standards:

Financial Accounting Standard (FAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was revised in December 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans required by FAS No. 87, "Employers' Accounting for Pensions", FAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The provisions of the original Statement No. 132 remain in effect until the provisions of the revised Statement are adopted. This Statement is effective for financial statements relating to fiscal years ending after December 15, 2003. The interim-period disclosure requirements for this Statement are effective for interim periods beginning after December 15, 2003, which the Company will adopt in its third fiscal quarter ending May 31, 2004.


Note 7 - Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,636, which includes the relief from $5,539 of accounts receivable that had been due from this distributor. As of February 29, 2004, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12,636 purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.


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

        Accounts receivable                            $          10,090
        Inventories                                                6,830
        Other current assets                                          25
        Property, plant and equipment                                116
        Goodwill and intangible assets                             3,554
        Current liabilities                                       (7,979)
                                                       ------------------
           Total purchase price                        $          12,636
                                                       ==================

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10,935. As of February 29, 2004, pursuant to the asset purchase agreement, the Company had paid $8,935 in cash and recorded a liability classified as long-term of up to an additional $2,000 for potential purchase price and related adjustments. As of February 29, 2004, this liability has been reduced by $834 for legal costs paid by the Company which are due to be reimbursed by the former owners of Diatek, Inc. Pursuant to the asset purchase agreement relating to this transaction, the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right of set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the complete resolution of the Company's patent infringement lawsuit as described in
Note 3. As a result, the Company has not made any such royalty payments to date. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12,235, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Accounts receivable                          $           176
        Inventories                                              423
        Property, plant and equipment                            179
        Intangible assets                                     12,235
        Current liabilities                                   (2,078)
                                                     ----------------
           Total purchase price                      $        10,935
                                                     ================

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


Note 8 - Stock Option Plan:

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

The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the three and six months ended February 29, 2004 and February 28, 2003, respectively.

In the three months ended February 29, 2004 and February 28, 2003, the Company granted zero and 10,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The option price per share was $20.53 during the three months ended February 28, 2003. During the six months ended February 29, 2004 and February 28, 2003, the Company granted 1,240,000 and 16,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The option price per share ranged from $25.00 - $25.80 during the six months ended February 29, 2004 and ranged from $17.78 - $20.53 in the same period of fiscal 2003. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over either four or five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

In the three and six months ended February 29, 2004 and February 28, 2003, the Company granted 27,000 and 24,000 options, respectively, to its directors to purchase shares of the Company's common stock pursuant to the Directors Plan. The option price per share for the 2004 and 2003 awards was $26.42 and $20.53, respectively, which was equal to the fair market value of the common stock of the Company on the respective dates that the options were granted. These options expire ten years from the grant date. The options vest fully one year from the grant date and, once vested, are exercisable at any time.

The numbers of shares underlying option awards under the Company's stock plans and the exercise prices applicable to such awards have in each case been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.


                                    Continued
                                      (16)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 8 - Stock Option Plan (Continued):

Stock option activity for the three and six month periods ended February 29, 2004 and 2003 is summarized in the tables below:

                                                                         For the three months ended
                                               -------------------------------------------------------------------------------
                                                         February 29, 2004                         February 28, 2003
                                               ---------------------------------------    ------------------------------------
                                                                        Weighted                                 Weighted
                                                                        Average                                  Average
                                                                        Exercise                                 Exercise
                                                    Shares               Price                Shares              Price
                                               ----------------    -------------------    ---------------    -----------------
Outstanding at December 1                          3,405,920             $19.94              2,387,310            $16.81
Granted                                               27,000             $26.42                 34,000            $20.53
Exercised                                           (131,588)            $15.37                (14,600)           $16.19
Terminated                                           (16,480)            $19.87                 (9,480)           $17.31
                                               ----------------                           ---------------

Outstanding at February 29                         3,284,852             $20.19              2,397,230            $16.87

Exercisable at  February 29                        1,359,006             $16.36              1,250,590            $15.94

                                                                          For the six months ended
                                               -------------------------------------------------------------------------------
                                                         February 29, 2004                         February 28, 2003
                                               ---------------------------------------    ------------------------------------
                                                                        Weighted                                 Weighted
                                                                        Average                                  Average
                                                                        Exercise                                 Exercise
                                                    Shares               Price                Shares              Price
                                               ----------------    -------------------    ---------------    -----------------
Outstanding at September 1                         2,318,260             $16.81              2,414,510            $16.75
Granted                                            1,267,000             $25.28                 40,000            $20.12
Exercised                                           (263,778)            $15.13                (23,560)           $15.79
Terminated                                           (36,630)            $18.67                (33,720)           $17.27
                                               ----------------                           ---------------

Outstanding at February 29                         3,284,852             $20.19              2,397,230            $16.87

Exercisable at  February 29                        1,359,006             $16.36              1,250,590            $15.94


                                    Continued
                                      (17)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 8 - Stock Option Plan (Continued):

Stock options outstanding at February 29, 2004 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average              Average                            Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices             Outstanding        Contractual Life          Price         Exercisable           Price
--------------------------     ---------------    --------------------    -------------   ---------------    ---------------
     $12.56 - $17.50                803,098              4.82                $14.23            738,584           $14.21
     $17.51 - $21.47              1,219,754              6.88                $18.85            620,422           $18.94
     $21.48 - $26.42              1,262,000              9.54                $25.28               -                -

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

The per share weighted average value of stock options granted in the first six months of fiscal 2004 and 2003 was $12.23 and $7.22, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                               February 29, 2004             February 28, 2003
                              ---------------------         --------------------

Risk-free interest rate              2.02%                         2.26%
Dividend yield                       1.45%                         1.67%
Volatility factor                    54.32%                       43.69%
Expected lives                      5 years                       4 years


                                    Continued
                                      (18)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 9 - Warranty

The Company's primary warranty obligation relates to intra-aortic balloon pumps. The Company offers a warranty of one year to its U.S. customers and two years to its international customers. During the three month period ended February 29, 2004 and in conjunction with the general market release of its AutoCAT(R)2 WAVE(TM) intra-aortic balloon pumps and associated LightWAVE(TM) Catheter system, the Company established an estimated product warranty obligation of $827. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated.


Note 10 - Subsequent Event

In March 2004, the Company paid $10,041 to settle a tax assessment related to an ongoing Japanese government tax audit of the Company's transfer pricing with its Japanese subsidiary. The Company intends to utilize competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this required Japanese tax payment. The Company believes that any amount not ultimately recovered through these proceedings has been fully provided for as of February 29, 2004, and, therefore, will not adversely affect its results of operations.


                                      (19)

                            ARROW INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW IN THE COMPANY'S ANNUAL REPORT ON FORM L0-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2003 AND THE COMPANY'S OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


Results of Operations

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2003:

Net sales for the three months ended February 29, 2004 increased by $15.5 million, or 16.7%, to $108.3 million from $92.8 million in the same period last year, due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the second quarter of fiscal 2004 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns, and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:


Sales by Product Platform
(in millions)                                                      Quarter ended
                                                                   -------------
                                                   February 29, 2004           February 28, 2003
                                                   -----------------           -----------------
       Central Venous Catheters                          $ 55.8                       $ 45.3
       Specialty Catheters                                 33.2                         29.9
       Stepic Distributed Products                          3.0                          3.3
                                                            ---                          ---
            Subtotal Critical Care                         92.0                         78.5
       Cardiac Care                                        16.3                         14.3
                                                           ----                         ----
            TOTAL                                        $108.3                       $ 92.8
                                                         ======                       ======

Sales of critical care products increased 17.2% to $92.0 million from $78.5 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the second quarter of fiscal 2004 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line in fiscal 2003. Sales of specialty catheters increased in the second quarter of fiscal 2004 due primarily to improved sales of epidural products, arterial products and intravenous and extension sets. Sales of cardiac care products increased to $16.3 million from $14.3 million, an increase of 14.0% from the comparable prior year period, due primarily to increased sales of intra-aortic balloon pumps, especially in international markets, and Super Arrow-Flex(R) products. Total Company U.S. sales increased 13.0% to $70.3 million in the second quarter of fiscal 2004 from $62.2 million in the comparable prior year period principally as a result of increased sales of central venous and specialty catheters. International sales increased by 24.2% to $38.0 million in the second quarter of fiscal 2004 from $30.6 million in the comparable prior year period, principally as a result of increased sales of central venous and specialty catheters and the effect of foreign currency exchange rates, as noted below. International sales represented 35.1% of net sales, compared to


                                      (20)

                            ARROW INTERNATIONAL, INC.


33.0% in the same prior year period. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for the quarter increased by $3.4 million or 11.1%.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 39% from 38% in the comparable prior year period for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 61% from 58% in the comparable prior year period.

Gross profit increased 26.5% to $57.8 million in the three months ended February 29, 2004, compared to $45.7 million in the same period of fiscal 2003. As a percentage of net sales, gross profit increased to 53.4% during the three months ended February 29, 2004 from 49.3% in the comparable prior year period. The increase in gross margin was due primarily to (1) lower margins realized in the second quarter of fiscal 2003 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of Stepic Medical, the Company's former New York City distributor, in September 2002, (2) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R), (3) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002, and (4) higher margins on products distributed in Florida and certain southeastern states as a result of the Company's acquisition of its former distributor, IMA, Inc., on July 1, 2003, which enabled the Company to conduct direct sales activity in this region.

Research, development and engineering expenses were $6.4 million in both of the three month periods ended February 29, 2004 and February 28, 2003. As a percentage of net sales, these expenses decreased in the second quarter of fiscal 2004 to 5.9% compared to 6.9% in the same period in fiscal 2003 primarily as a result of the timing of expenses, especially outside consulting services, related to the Company's key research and development projects as further explained below. The Company anticipates that research, development and engineering expenses will increase to 7.5% of net sales for the third quarter of fiscal 2004 and 6.7% to 6.9% for the full fiscal year 2004 primarily as a result of additional spending on the LionHeart(TM), the Company's Left Ventricular Assist System. During the second quarter of fiscal 2004, research, development and engineering expenses were affected by decreased research and development spending on the Arrow LionHeart(TM) and decreased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation, offset in part by increased research, development and engineering expenditures for the Company's critical care product line. A description of the current status of the Company's major research and development programs is provided below under "Six Months Ended February 29, 2004 Compared to Six Months Ended February 28, 2003."

Selling, general and administrative expenses increased by 30.9% to $28.4 million during the three months ended February 29, 2004 from $21.7 million in the comparable prior year period and, as a percentage of net sales, increased to 26.3% in the second quarter of fiscal 2004 from 23.4% in the comparable period of fiscal 2003. This increase was due primarily to several factors, including:
(1) increased selling, general and administrative expenses of $1.7 million for the write-off of costs related to a previously planned building expansion of the Company's headquarters in Reading, PA, which decision was based primarily on opportunities within the Reading real estate market to lease the required additional office space at lower costs; (2) increased selling, general and administrative expenses of $1.2 million related to an increase in the accrual for the Company's income growth bonus plan, which, as described in the Company's proxy statement relating to its 2004 annual meeting of shareholders, provides annual incentive bonuses to the Company's executive officers and other key management employees that is directly linked to growth in the Company's pretax income; (3) increased selling, general and administrative expenses of $1.0 million related to an increase in the vacation accrual due in part to an incremental increase in the Company's vacation benefit for its employees as a result of a modification to its vacation policy; (4) an increase in selling, general and administrative expenses of $1.0 million related to the Company's international


                                      (21)

                            ARROW INTERNATIONAL, INC.


operations as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; (5) selling, general and administrative expenses of $0.7 million incurred as a result of the Company's prior year acquisitions of the NeoCare(R) product line and IMA, Inc., its former Florida distributor. These increases were offset in part by a decrease in legal costs of $0.7 million associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products, which was settled in December 2003 (see Item 1. Notes to Consolidated Financial Statements - Note 3).

Principally due to the above factors, operating income increased in the second quarter of fiscal 2004 by 30.7% to $23.0 million from $17.6 million in the comparable prior year period.

Other expenses (income), net, was $0.1 million of expense in the second quarter of fiscal 2004 compared to ($0.1) million of income in the same prior year period. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased in the second quarter of fiscal 2004 by 29.4% to $22.9 million from $17.7 million in the comparable prior year period. For the second quarter of each of fiscal 2004 and 2003, the Company's effective income tax rate was 32.5%.

Net income in the second quarter of fiscal 2004 increased by 30.3% to $15.5 million from $11.9 million in the comparable prior year period, primarily as a result of the above factors. As a percentage of net sales, net income represented 14.3% in the three months ended February 29, 2004 compared to 12.9% in the same period of fiscal 2003.

Basic earnings per common share were $0.36 in the three months ended February 29, 2004, up 28.6%, or $0.08 per share, from $0.28 in the comparable prior year period. Diluted earnings per share were $0.35 in the three months ended February 29, 2004, up 29.6%, or $0.08 per share, from $0.27 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 43,503,741 in the second quarter of fiscal 2004 from 43,383,966 in the comparable prior year period primarily as a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the fiscal year offset in part by the Company's repurchases of shares during fiscal 2003 under its share repurchase program, which resulted in a full impact on the weighted average shares calculation in the second quarter of fiscal 2004 compared to a partial impact in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,202,983 in the second quarter of fiscal 2004 from 43,742,452 in the comparable prior year period primarily as a result of the same factors described in the preceding sentence.

SIX MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO SIX MONTHS ENDED FEBRUARY 28,
2003:

Net sales for the six months ended February 29, 2004 increased by $29.8 million, or 16.4%, to $211.4 million from $181.6 million in the same period last year, due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the six months ended February 29, 2004 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. The following is a summary of the Company's sales by product platform:


                                      (22)

                            ARROW INTERNATIONAL, INC.


Sales by Product Platform (in millions)                            Six months ended
                                                                   ----------------
                                                     February 29, 2004           February 28, 2003
                                                     -----------------           -----------------
       Central Venous Catheters                          $109.4                       $  88.0
       Specialty Catheters                                 65.5                          60.3
       Stepic Distributed Products                          6.1                           6.4
                                                            ---                           ---
            Subtotal Critical Care                        181.0                         154.7
       Cardiac Care                                        30.4                          26.9
                                                           ----                          ----
            TOTAL                                        $211.4                        $181.6
                                                         ======                        ======

Sales of critical care products increased 17.0% to $181.0 million for the six months ended February 29, 2004 from $154.7 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the six months ended February 29, 2004 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line in fiscal 2003. Sales of specialty catheters increased in the six months ended February 29, 2004 due to improved sales of epidural products, arterial products and intravenous and extension sets. Cardiac care product sales increased by 13.0% to $30.4 million from $26.9 million in the comparable prior year period due primarily to increased sales of intra-aortic balloon pumps, especially in international markets, and Super Arrow-Flex(R) products. Total Company U.S. sales increased 12.9% to $137.4 million for the six months ended February 29, 2004 from $121.7 million in the comparable prior year period principally as a result of increased sales of central venous and specialty catheters. International sales increased by 23.5% to $74.0 million from $59.9 million in the comparable prior year period principally as a result of increased sales of central venous and specialty catheters and the effect of foreign currency exchange rates, as noted below. International sales represented 35.0% of net sales for the six months ended February 29, 2004 compared to 33.0% in the comparable period of fiscal 2003. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for the six month period ended February 29, 2004 increased by $6.6 million or 11.0%.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 40% from 38% in the comparable prior year period for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 61% from 58% in the comparable prior year period.

Gross profit increased 25.6% to $112.0 million in the six months ended February 29, 2004, compared to $89.2 million in the same period of fiscal 2003. As a percentage of net sales, gross profit increased to 53.0% during the six months ended February 29, 2004 from 49.1% in the comparable period of fiscal 2003. The increase in gross margin was due primarily to (1) lower margins realized in the first half of fiscal 2003 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of Stepic Medical, the Company's former New York City distributor, in September 2002, (2) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R), (3) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002; and (4) higher margins on products distributed in Florida and certain southeastern states as a result of the Company's acquisition of its former distributor, IMA, Inc., on July 1, 2003, which enabled the Company to conduct direct sales activity in this region.

Research, development and engineering expenses increased by 5.6% to $13.2 million in the six months ended February 29, 2004 from $12.5 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the first half of fiscal 2004 to 6.3%,


                                      (23)

                            ARROW INTERNATIONAL, INC.


compared to 6.9% in the same period in fiscal 2003 primarily as a result of the timing of expenses, especially outside consulting services related to the Company's key research and development projects, as further described below. The increase in research, development and engineering expenses was due primarily to increased research and development expenditures for the Company's critical care product line, in addition to higher spending on the Arrow LionHeart(TM), offset in part by decreased spending on the CorAide(TM) continuous flow ventricular assist system. The Company anticipates that research, development and engineering expenses will increase to approximately 7.5% of net sales for the third quarter of fiscal 2004 and to 6.7% - 6.9% for the full fiscal year 2004 primarily as a result of additional spending on the Arrow LionHeart(TM), as discussed below.

As previously reported, the Company received approval to CE mark the Arrow LionHeart(TM) on November 7, 2003, enabling it to initiate its marketing of the device in Europe and to expand the number of centers in Europe trained to implant the device beyond those centers that were already participants in the clinical trial. In addition, the Company's near-term focus for the LionHeart(TM) program continues to be on obtaining optimal clinical results and on evaluating the product enhancements which are currently in development. The Company believes that these enhancements should increase the patient population for whom the device is suitable and provide improved quality of life for recipients. The Company expects that any revenue generated from initial sales of the Arrow LionHeart(TM) will be absorbed by increased marketing and clinical support costs and will not contribute to earnings during fiscal 2004.

In addition, the Company is continuing its US Phase I human clinical trial of the LionHeart(TM) under an Investigational Device Exemption received from the US Food and Drug Administration in February 2001. To date, the total number of US implants included as part of the US clinical trial is ten and the total number of U.S. sites approved to perform the remaining four implants under the Phase I trial is eight. These U.S. institutions are presently screening for appropriate patients.

The Company continues to develop and test modifications to the CorAide(TM) continuous flow ventricular assist device to resolve elevated levels of hemolysis (plasma-free hemoglobin) experienced in the first implant of the device. While the Company cannot be certain that these modifications will resolve the problem, at this juncture, it is reasonably optimistic that suitable improvements have been developed to address the hemolysis issue. The Company believes that clinical trials of the CorAide(TM) device should resume later in calendar 2004, although due to the pioneering nature of this program, it is difficult to predict precise timing.

In January 2004, the Company introduced its AutoCAT(R)2 WAVE(TM) intra-aortic balloon pump and associated LightWAVE(TM) catheter system in the U.S. and Europe. The Company believes this new technology, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, represents a major step forward in intra-aortic balloon pumping and should enable the Company to gain market share based on superior performance across a range of cardiac requirements.

Selling, general and administrative expenses increased by 29.4% to $54.2 million during the six months ended February 29, 2004 from $41.9 million in the comparable prior year period and, as a percentage of net sales, increased to 25.6% in the first half of fiscal 2004 from 23.1% in the comparable period of fiscal 2003. This increase was due primarily to several factors, including: (1) selling, general and administrative expenses of $1.9 million incurred as a result of the Company's prior year acquisitions of Diatek, the NeoCare(R) product line and IMA, Inc., its former Florida distributor; (2) an increase in selling, general and administrative expenses of $1.9 million as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; (3) increased selling, general and administrative expenses of $1.8 million relating to an increase in the accrual for the Company's income growth bonus plan for its executive officers and other key management employees; (4) increased selling, general and administrative expenses of $1.7 million for the write-off of the costs related to a previously planned building expansion of the Company's headquarters in Reading, PA; and (5) an increase in selling, general and administrative expenses of $0.9 million related to an increase in the vacation accrual


                                      (24)

                            ARROW INTERNATIONAL, INC.


due in part to an incremental increase in the Company's vacation benefit for its employees as a result of a modification to its vacation policy.

Principally due to the above factors, operating income increased in the first half of fiscal 2004 by 28.2% to $44.6 million from $34.8 million in the comparable period of fiscal 2003.

Other expenses (income), net, increased to $0.3 million of expense in the first half of fiscal 2004 from $0.2 million of expense in the same prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

As a result of the factors discussed above, income before income taxes increased in the first half of fiscal 2004 by 28.0% to $44.3 million from $34.6 million in the comparable prior year period. For each of the six month periods ended February 29, 2004 and February 28, 2003, the Company's effective income tax rate was 32.5%.

Net income increased by 28.3% to $29.9 million in the six months ended February 29, 2004 from $23.3 million in the first half of fiscal 2003. As a percentage of net sales, net income represented 14.1% during the six months ended February 29, 2004 compared to 12.9% in the same period of fiscal 2003.

Basic earnings per common share were $0.69 in the six month period ended February 29, 2004 up 27.8%, or $0.15 per share, from $0.54 in the comparable prior year period. Diluted earnings per common share were $0.68 in the six month period ended February 29, 2004, up 28.3%, or $0.15 per share, from $0.53 per share in the comparable prior year period primarily as a result of the above factors. Weighted average shares of common stock outstanding used in computing basic earnings per common share decreased to 43,423,680 in the first half of fiscal 2004 from 43,554,120 in the comparable prior year period due primarily to the Company's repurchases under its share repurchase program, which resulted in a full impact on the weighted average shares calculation in the first half of fiscal 2004 compared to a partial impact in the comparable prior year period. This decrease was offset in part by an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the fiscal year. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,092,986 in the first half of fiscal 2004 from 43,811,754 in the comparable prior period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above. These increases were offset in part by the Company's repurchases of shares during fiscal 2003 under its share repurchase program, which resulted in a full impact on the weighted average shares calculation in the first half of fiscal 2004 compared to a partial impact in the comparable prior year period.


LIQUIDITY AND CAPITAL RESOURCES

Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows included in Item 1 of this report. For the six months ended February 29, 2004, net cash provided by operations was $43.3 million, an increase of $8.0 million, or 22.7%, from the comparable prior year period due primarily to a decrease in prepaid expenses and an increase in accounts payable offset in part by an increase in inventory and a decrease in accrued liabilities, as more fully explained below. Accounts receivable, measured in days sales outstanding during the period, was 79 days at both February 29, 2004 and August 31, 2003.

Prepaid expenses and other decreased $5.1 million in the six months ended February 29, 2004, compared to a $1.4 million increase in the same period of fiscal 2003, due primarily to the Company's receipt in fiscal 2004 of $8.0 million (which includes, as previously reported, $6.9 million received in December 2003) for an income tax refund related to the settlement of an Internal


                                      (25)

                            ARROW INTERNATIONAL, INC.


Revenue Service audit pertaining primarily to depreciation and tax credits related to research and development costs.

Accounts payable increased $4.7 million in the six months ended February 29, 2004, compared to a $2.7 million decrease in the same period of fiscal 2003, due primarily to the transition to a new accounts payable system and the timing of the Company's payments to its vendors.

Inventories increased $5.3 million in the first half of fiscal 2004 as compared to a $4.2 million increase in the comparable period of fiscal 2003. The increase in fiscal 2004 is primarily due to additional production and related manufacturing costs necessary to support the Company's higher rate of sales growth. The increase in fiscal 2003 was primarily attributable to inventory acquired in connection with the Company's business acquisitions completed in the first six months of fiscal 2003, as further discussed below.

Accrued liabilities decreased $5.4 million in the first half of fiscal 2004 as compared to a $2.8 million increase in the same period of fiscal 2003 due primarily, as previously reported, to the Company's $8.0 million payment in January 2004 in settlement of two related patent infringement lawsuits pertaining to certain of its hemodialysis catheter products. This amount was previously reserved in the fourth quarter of fiscal 2003.

Net cash used in the Company's investing activities decreased to $10.9 million in the six months ended February 29, 2004 from $29.0 million in the comparable period of fiscal 2003, due primarily to purchase price payments in connection with the Company's business acquisitions completed in the first six months of fiscal 2003, as further discussed below. Capital expenditures increased to $10.5 million in the six month period ending February 29, 2004 from $7.3 million in the comparable prior year period primarily as a result of higher capital expenditures in fiscal 2004 for certain computer software and hardware required to upgrade the Company's information systems infrastructure.

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million, which includes the relief from $5.5 million of accounts receivable that had been due from this distributor. As of February 29, 2004, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12.6 million purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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

           (in millions)
        Accounts receivable                             $      10.1
        Inventories                                             6.8
        Other current assets                                      -
        Property, plant and equipment                           0.1
        Goodwill and intangible assets                          3.5
        Current liabilities                                    (7.9)
                                                            --------
           Total purchase price                         $      12.6
                                                            ========

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10.9 million. As of February 29, 2004, pursuant to the asset purchase agreement, the Company had paid $8.9 million in cash and recorded a


                                      (26)

                            ARROW INTERNATIONAL, INC.


liability classified as long-term of up to an additional $2.0 million for potential purchase price and related adjustments. As of February 29, 2004, this liability has been reduced by $0.8 million for legal costs paid by the Company which are due to be reimbursed by the former owners of Diatek, Inc. Pursuant to the asset purchase agreement relating to this transaction, the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right of set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the compete resolution of the Company's patent infringement lawsuit as described in Note 3 of the notes to consolidated financial statements included in Item 1 of this report. As a result, the Company has not made any such royalty payments to date. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12.2 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

           (in millions)
        Accounts receivable                              $        0.2
        Inventories                                               0.4
        Property, plant and equipment                             0.2
        Intangible assets                                        12.2
        Current liabilities                                      (2.1)
                                                              --------
           Total purchase price                          $       10.9
                                                              ========

Financing activities used $5.0 million of net cash in the six months ended February 29, 2004, compared to $14.9 million in the comparable prior year period, primarily as a result of a decrease in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program and an increase in proceeds from stock option exercises due to a higher stock price relative to the average outstanding option exercise prices during the first six months of fiscal 2004. This was offset in part by an increase in dividend payments primarily as a result of the Company's doubling of its quarterly dividend in connection with its two-for-one stock split effective in the fourth quarter of fiscal 2003. The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under the share repurchase program. As of February 29, 2004, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. No shares were repurchased by the Company under the program in the six months ended February 29, 2004.

In addition, the Company made a payment in March 2004 of $10.0 million to settle a tax assessment related to an ongoing Japanese government tax audit of the Company's transfer pricing with its Japanese subsidiary. The Company intends to utilize competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this required Japanese tax payment. The Company believes that any amount not ultimately recovered through these proceedings has been fully provided for as of February 29, 2004, and, therefore, will not adversely affect its future results of operations.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At February 29, 2004, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $20.6 million was outstanding, all of which


                                      (27)

                            ARROW INTERNATIONAL, INC.


is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At February 29, 2004, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $19.2 million, of which $10.0 million was outstanding as of February 29, 2004. In addition, during fiscal 2003, the Company entered into a short-term note payable with IMA, Inc. for $0.1 million related to a non-compete arrangement pursuant to the Company's acquisition of this business on July 1, 2003.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $2.2 million and $1.7 million during the six months ended February 29, 2004 and February 28, 2003, respectively.

A summary of all of the Company's contractual obligations and commercial commitments as of February 29, 2004 were as follows:

                                                                            PAYMENTS DUE
                                                                                 OR
                                                                       COMMITMENT EXPIRATION
                                                                              BY PERIOD
                                                       --------------------------------------------------------
CONTRACTUAL OBLIGATIONS AND                                                                              MORE
COMMERCIAL COMMITMENTS                                               LESS THAN    1 - 3      3 - 5     THAN 5
----------------------                                   TOTAL          1 YEAR    YEARS      YEARS      YEARS
($ IN MILLIONS)                                          -----          ------    -----      -----      -----
Long-term debt                                            $ 3.2          $ 1.2    $ 2.0      $   -      $   -
Operating leases                                            9.7            4.2      3.7        0.7        1.1
Purchase obligations (1)                                   29.9           29.9        -          -          -
Other long-term obligations                                 0.4             -       0.1        0.1        0.2
Lines of credit (2)                                        30.6           30.6        -          -          -
Standby letters of credit                                   1.4            1.4        -          -          -
                                                          -----          -----    -----      -----      -----

Total cash contractual obligations and
     commercial commitments                               $75.2          $67.3    $ 5.8      $ 0.8      $ 1.3
                                                          =====          =====    =====      =====      =====

(1) Includes open purchase orders primarily relating to the purchase of raw materials, equipment and certain consulting and information systems services.
(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.

Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures and, to the


                                      (28)

                            ARROW INTERNATIONAL, INC.


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


New Accounting Standards

Financial Accounting Standard (FAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was revised in December 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefits plans. It does not change the measurement or recognition of those plans required by FAS No. 87, "Employers' Accounting for Pensions", FAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans.

The provisions of the original Statement No. 132 remain in effect until the provisions of the revised Statement are adopted. This Statement is effective for financial statements relating to fiscal years ending after December 15, 2003. The interim-period disclosure requirements for this Statement are effective for interim periods beginning after December 15, 2003, which the Company will adopt in its third fiscal quarter ending May 31, 2004.


Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-


                                      (29)

                            ARROW INTERNATIONAL, INC.


looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in the Company's filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - Certain Risks Relating to Arrow in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and in its other filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks associated with the Company's use of derivative financial instruments; and (8) dependence on the continued service of key members of the Company's management.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments:

During the six month periods ended February 29, 2004 and 2003, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.9% and 22.0%, respectively. In addition, part of the Company's costs of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transaction being hedged. The premiums paid on foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses

                                      (30)

                            ARROW INTERNATIONAL, INC.


are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of February 29, 2004, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $10.6 million mature at various dates through June 2004. As of February 29, 2004, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

At February 29, 2004, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through June 2004. The following table identifies foreign currency forward contracts to sell foreign currencies at February 29, 2004 and August 31, 2003, as follows:

                                                  February 29, 2004                      August 31, 2003
                                             Notional         Fair Market          Notional          Fair Market
                                             Amounts             Value             Amounts              Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)
     Japanese yen                        $        1,373     $        1,375     $             -     $            -
     Canadian dollars                               520                523                 424                432
     Euro                                         6,249              6,236               4,345              4,393
     Mexican peso                                   718                712                 627                626
     African rand                                   442                451                 396                404
                                         ---------------    ---------------    ----------------    ---------------
                                         $        9,302     $        9,297     $         5,792     $        5,855
                                         ===============    ===============    ================    ===============

At February 29, 2004, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through March 2004. The following table identifies foreign currency forward contracts to buy foreign currencies at February 29, 2004 and August 31, 2003:

                                                   February 29, 2004                          August 31, 2003
                                             Notional         Fair Market          Notional          Fair Market
                                             Amounts             Value             Amounts              Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)

Czech koruna                             $        1,326     $         1343     $           672     $          677

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency


                                      (31)

                            ARROW INTERNATIONAL, INC.


options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income / (expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and six months periods ended February 29, 2004, the Company did not recognize any time value losses nor did it recognize any intrinsic value losses against net sales. During the three and six month periods ended February 28, 2003, the Company did not recognize any time value loses but did recognize intrinsic value loses against net sales of $106 and $212, respectively. The Company had no foreign currency option contracts outstanding at February 29, 2004 and August 31, 2003.


Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of February 29, 2004. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended February 29, 2004 that have materially effected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

         (a) The Company held its annual meeting of shareholders on January 21, 2004.

         (b) At the annual meeting, the following matters were voted upon: (i) the election of three directors (in connection with which (A) proxies were solicited pursuant to Regulation 14D under the Securities Exchange Act of 1934, (B) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (C) all such nominees were elected); and (ii) the ratification of the appointment of PricewaterhouseCoopers, LLP as independent accountants of the Company for the current fiscal year.


         With respect to the election of directors, votes were cast as follows:

                                              T. Jerome Holleran
                                              ------------------
              Votes for                              35,649,051
              Withheld                                5,180,070

                                               R. James Macaleer
                                               -----------------
              Votes for                              40,164,239
              Withheld                                  664,882


                                      (32)

                            ARROW INTERNATIONAL, INC.

                                                Alan M. Sebulsky
                                                ----------------
              Votes for                              35,847,444
              Withheld                                4,981,677

          With respect to the other matter, votes were cast as follows:

                                         Ratification of the Appointment
                                           of Independent Accountants
                                           --------------------------
              Votes for                              35,070,280
              Votes against                           5,751,901
              Abstentions                                 6,940

              There were no broker non-votes in respect of these matters.


Item 5. Other Information

Reorganization of Board of Directors and Committees of the Board

The Board of Directors of the Company has approved changes in the organization of the Board and its committees, including changes in the members of the Board comprising these committees and the responsibilities of certain of these committees.

The Board of Directors has established a Corporate Governance and Nominating Committee that is responsible for, among other things: (1) oversight of the Company's corporate governance, including review and recommendations to the Board regarding the Board's organization and procedures and the size, composition and structure of its committees; (2) evaluation of Board performance and overseeing the annual evaluations of its committees; (3) developing and recommending to the Board a set of Corporate Governance Principles for the Company, and the periodic review of these principles; (4) review and recommendations to the Board regarding the compensation for the Company's directors; and (5) through a separate nominating subcommittee, identifying individuals qualified to become Board members, establishing criteria for Board membership, and approving and recommending to the Board candidates for election to the Board. The members of this new committee are: Richard T. Niner (Chairman), Marlin Miller, Jr., Raymond Neag and Alan M. Sebulsky, and Messrs. Niner, Neag and Sebulsky, each of whom is independent as defined in rules of The Nasdaq Stock Market, serve on the nominating subcommittee of this committee.

The Board has also approved an amendment to the charter of its Human Resources Committee to change the name of this committee to the Compensation and Human Resources Committee and to remove from its responsibilities those which specifically related to the corporate governance of the Company, which now are performed by the newly formed Corporate Governance and Nominating Committee. The Board also changed the composition of this committee by appointing the following directors to serve on it: R. James Macaleer (Chairman), John E. Gurski and Raymond Neag, each of whom is independent as defined in rules of The Nasdaq Stock Market.

In addition, the Board has changed the composition of its Audit Committee by appointing the following directors to serve on it: John H. Broadbent, Jr. (Chairman), George W. Ebright and Alan M. Sebulsky, each of whom is independent as defined in rules of The Nasdaq Stock Market.

Finally, the Board has appointed Mr. Ebright as lead director to preside over the regular meetings of the independent members of the Board in executive session and T. Jerome Holleran as Secretary of the Board for the purpose of recording the minutes of meetings of the Board. The Board also elected


                                      (33)

                            ARROW INTERNATIONAL, INC.


John C. Long, who had previously served as the Company's Vice President and Treasurer, to the additional office of Secretary of the Company.


Reimbursement of Life Insurance Premium Payments

     As previously disclosed, in November 2003, the Company became aware that, because of its inadvertent payment in July 2003 of premiums in the amounts of $78,975 and $34,150 in respect of split-dollar life insurance policies owned by certain trusts established by Mr. Miller and Mr. Broadbent, respectively, it may not have been in compliance with the provisions of Section 13(k) of the Securities Exchange Act of 1934. Mr. Miller and Mr. Broadbent are the former Chairman and Chief Executive Officer and the former Vice President-Finance and Treasurer, respectively, of the Company, and each is a director of the Company. Neither of Mr. Miller nor Mr. Broadbent had an employment agreement or other written arrangement with the Company that provided for the ongoing payment of these premiums, although the terms of these split-dollar life insurance policies had been in place for many years prior to the July 30, 2002 effective date of
Section 13(k). The Company received a refund of substantially all of these premium payments from the owner trusts in December 2003 and received the balance of these amounts in January 2004. While it is not clear whether the Company's premium payments in respect of these policies were in fact subject to the anti-loan provisions of Section 13(k) of the Securities and Exchange Act of 1934, the Company believes that it is currently in compliance with Section 13(k) and that the exposure, if any, resulting from this matter will not be material to its financial condition or results of operations.


Item 6.       Exhibits and reports on Form 8-K

              (a)    Exhibits

                     See Exhibit Index on page 36 for a list of the Exhibits filed as a part of this report.

              (b)    Reports on Form 8-K

                     o Current Report on Form 8-K, dated December 22, 2003, reporting under Item 12. Results of Operations and Financial Condition, announcing the Company's first quarter fiscal 2004 earnings.

                     o Current Report on Form 8-K, dated March 23, 2004, reporting under Item 12. Results of Operations and Financial Condition, announcing the Company's second quarter fiscal 2004 earnings.


                                      (34)

                            ARROW INTERNATIONAL, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ARROW INTERNATIONAL, INC.
                                               (Registrant)

Date:  April 14, 2004               By:  /s/  Frederick J. Hirt
                                         ----------------------------------
                                               (signature)

                                         Frederick J. Hirt
                                         Chief Financial Officer and
                                         Vice President of Finance
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)




                                      (35)

                            ARROW INTERNATIONAL, INC.


                                  EXHIBIT INDEX


EXHIBIT      DESCRIPTION
NUMBER       OF EXHIBIT                                    METHOD OF FILING
------       ----------                                    ----------------

31.1         Rule 13a-4(a) / 15d-4(a)                      Furnished herewith
             Certification of the Chief Executive
             Officer

31.2         Rule 13a-14(a) / 15d-14(a)                    Furnished herewith
             Certification of the Chief Financial
             Officer

32.1         Section 1350 Certification of the             Furnished herewith
             Chief Executive Officer

32.2         Section 1350 Certification of the             Furnished herewith
             Chief Financial Officer


                                      (36)