Form 10-Q
period 2004-05-31
ARROW INTERNATIONAL INC
filed 2004-07-15
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the quarterly period ended May 31, 2004

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

           For the transition period from ____________ to ____________

                         Commission File Number 0-20212

                            ARROW INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                            23-1969991
-------------------------------                               ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2400 Bernville Road, Reading, Pennsylvania                              19605
------------------------------------------                            ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:               (610) 378-0131
                                                                  --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act) Yes X No
                                                  ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Shares outstanding at July 9, 2004
         ---------                      ----------------------------------

Common Stock, No Par Value                            43,765,703

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                          PAGE

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets at May 31, 2004
                 and August 31, 2003                                       3-4

                 Consolidated Statements of Income                         5-6

                 Consolidated Statements of Cash Flows                     7-8

                 Consolidated Statements of Comprehensive Income             9

                 Notes to Consolidated Financial Statements              10-22

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     23-37

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       37-39

        Item 4.  Controls and Procedures                                    39

PART II.OTHER INFORMATION

        Item 2.  Unregistered Sales of Equity
                 Securities and Use of Proceeds                             40

        Item 6.  Exhibits and Reports on Form 8-K                           41


Signature                                                                   42

Exhibit Index                                                               43

Certifications                                                           44-47

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                              May 31,              August 31,
                                               2004                   2003
                                          --------------        --------------

ASSETS
Current assets:
  Cash and cash equivalents               $       83,683        $       46,975
  Accounts receivable, net                        84,105                82,467
  Inventories                                     95,482                90,449
  Prepaid expenses and other                       9,738                14,978
  Deferred income taxes                            8,410                 7,011
                                          --------------        --------------
     Total current assets                        281,418               241,880
                                          --------------        --------------

Property, plant and equipment                    295,231               276,294

Less accumulated depreciation                   (161,626)             (147,861)
                                          --------------        --------------
                                                 133,605               128,433
                                          --------------        --------------

Goodwill                                          42,698                42,732
Intangible and other assets, net                  51,216                48,836
Prepaid pension costs                             29,977                32,016
                                          --------------        --------------
     Total other assets                          123,891               123,584
                                          --------------        --------------

     Total assets                         $      538,914        $      493,897
                                          ==============        ==============




           See accompanying notes to consolidated financial statements

                                    Continued


                               ARROW INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS, Continued

                         (In thousands, except share amounts)
                                      (Unaudited)

                                                       May 31,            August 31,
                                                        2004                  2003
                                                   --------------        --------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt         $        3,122        $          300
      Notes payable                                        31,197                28,431
      Accounts payable                                     14,925                11,727
      Cash overdrafts                                       1,318                 1,506
      Accrued liabilities                                  17,356                21,600
      Accrued compensation                                 11,081                10,684
      Accrued income taxes                                  4,495                 3,718
                                                   --------------        --------------
      Total current liabilities                            83,494                77,966
                                                   --------------        --------------
Long-term debt                                                  -                 3,735
Accrued post-retirement benefit obligations                14,773                13,409
Deferred income taxes                                       7,714                 8,141
Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                 -                     -
Common stock, no par value;
    100,000,000 shares authorized;
    52,957,626 shares issued                               45,661                45,661
Additional paid-in capital                                  9,876                 5,840
Retained earnings                                         433,208               403,004
      Less treasury stock at cost:
          9,263,912 and 9,672,124 shares,
          respectively                                    (60,793)              (63,472)
Accumulated other comprehensive income
   (expense)                                                4,981                  (387)
                                                   --------------        --------------
      Total shareholders' equity                          432,933               390,646
                                                   --------------        --------------
      Total liabilities and
         shareholders' equity                      $      538,914        $      493,897
                                                   ==============        ==============

              See accompanying notes to consolidated financial statements

                              ARROW INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                 (In thousands, except share and per share amounts)
                                     (Unaudited)

                                                            For the three months ended
                                                      ------------------------------------
                                                          May 31,               May 31,
                                                           2004                  2003
                                                      --------------        --------------
Net sales                                             $      108,779        $       96,949
Cost of goods sold                                            56,249                47,756
                                                      --------------        --------------
     Gross profit                                             52,530                49,193
                                                      --------------        --------------

Operating expenses:
     Research, development and engineering                     8,201                 6,329
     Selling, general and administrative                      27,068                22,649
                                                      --------------        --------------
     Operating income                                         17,261                20,215
                                                      --------------        --------------
Other (income) expenses:
     Interest expense, net of amount capitalized                 287                   139
     Interest income                                            (334)                  (85)
     Other, net                                                   45                (1,211)
                                                      --------------        --------------
     Other (income) expenses, net                                 (2)               (1,157)
                                                      --------------        --------------
Income before income taxes                                    17,263                21,372
Provision for income taxes                                     5,611                 6,946
                                                      --------------        --------------

        Net income                                    $       11,652        $       14,426
                                                      ==============        ==============

Basic earnings per common share                       $         0.26        $         0.33
                                                      ==============        ==============
Diluted earnings per common share                     $         0.26        $         0.33
                                                      ==============        ==============
Cash dividends per common share                       $        0.090        $        0.040
                                                      ==============        ==============

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                    46,634,448            43,231,246
                                                      ==============        ==============

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                    44,474,481            43,667,492
                                                      ==============        ==============

                  See accompanying notes to consolidated financial statements

                              ARROW INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                 (In thousands, except share and per share amounts)
                                     (Unaudited)

                                                            For the nine months ended
                                                      ------------------------------------
                                                          May 31,               May 31,
                                                           2004                  2003
                                                      --------------        --------------
Net sales                                             $      320,174        $      278,545
Cost of goods sold                                           155,644               140,170
                                                      --------------        --------------
     Gross profit                                            164,530               138,375
                                                      --------------        --------------

Operating expenses:
     Research, development and engineering                    21,428                18,810
     Selling, general and administrative                      81,254                64,570
                                                      --------------        --------------
     Operating income                                         61,848                54,995
                                                      --------------        --------------
Other (income) expenses:
     Interest expense, net of amount capitalized                 888                   365
     Interest income                                            (631)                 (256)
     Other, net                                                   59                (1,060)
                                                      --------------        --------------
     Other expenses, net                                         316                  (951)
                                                      --------------        --------------
Income before income taxes                                    61,532                55,946
Provision for income taxes                                    19,998                18,182
                                                      --------------        --------------

        Net income                                    $       41,534        $       37,764
                                                      ==============        ==============

Basic earnings per common share                       $         0.95        $         0.87
                                                      ==============        ==============
Diluted earnings per common share                     $         0.94        $         0.86
                                                      ==============        ==============
Cash dividends per common share                       $        0.260        $        0.115
                                                      ==============        ==============

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                    43,494,449            43,445,314
                                                      ==============        ==============

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                    44,220,664            43,762,486
                                                      ==============        ==============

                   See accompanying notes to consolidated financial statements

                                     ARROW INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (In thousands)
                                            (Unaudited)

                                                                          For the nine months ended
                                                                     ------------------------------------
                                                                         May 31,               May 31,
                                                                          2004                  2003
                                                                     --------------        --------------
Cash flows from operating activities:
      Net income                                                     $       41,534        $       37,764
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                           14,072                14,317
      Amortization                                                            3,620                 3,095
      Abandonment of facility expansion plan                                  1,658                     -
      Deferred income taxes                                                  (1,829)                6,857
      401(K) plan stock contribution                                            616                   530
      Unrealized holding gain on foreign currency options                         -                   286
      Write-off of Lionheart(TM)inventory                                     3,140                     -
      Write-off of Lionheart(TM)manufacturing equipment                         558                     -
      Increase (decrease) in provision for postretirement
         benefit obligation                                                   1,349                 1,739
      Decrease (increase) in prepaid pension costs                            2,038                (2,887)
Changes in operating assets and liabilities, net of effects
     from acquisitions
      Accounts receivable, net                                                1,673                 3,663
      Inventories                                                            (6,341)                3,770
      Prepaid expenses and other                                              5,483                  (933)
      Accounts payable and accrued liabilities                               (3,069)               (6,118)
      Accrued compensation                                                      188                 1,771
      Accrued income taxes                                                      661                 1,657
                                                                     --------------        --------------
      Total adjustments                                                      23,817                27,747
                                                                     --------------        --------------
      Net cash provided by operating activities                              65,351                65,511
Cash flows from investing activities:
      Capital expenditures                                                  (17,553)              (11,284)
      (Increase) decrease in intangible and other assets                     (5,492)                 (792)
      Cash paid for businesses acquired                                           -               (36,142)
                                                                     --------------        --------------
      Net cash used in investing activities                                 (23,045)              (48,218)

Cash flows from financing activities:
      (Decrease) increase in notes payable                                     (217)               (1,509)
      Principal payments of long-term debt                                     (300)                 (300)
      Reduction of long-term debt                                              (614)
      (Decrease) increase in book overdrafts                                   (188)               (2,006)
      Dividends paid                                                        (10,859)               (4,791)
      Proceeds from stock options exercised                                   5,570                   572
      Purchase of treasury stock                                                  -               (13,846)
                                                                     --------------        --------------
      Net cash used in financing activities                                  (6,608)              (21,880)
Effect of exchange rate changes on cash
    and cash equivalents                                                      1,010                 1,089

Net change in cash and cash equivalents                                      36,708                (3,498)
Cash and cash equivalents at beginning of year                               46,975                33,103
                                                                     --------------        --------------
Cash and cash equivalents at end of period                           $       83,683        $       29,605
                                                                     ==============        ==============

                      See accompanying notes to consolidated financial statements
                                            Continued

                                    ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                         (In thousands)
                                           (Unaudited)

                                                                          For the nine months ended
                                                                     ------------------------------------
                                                                         May 31,               May 31,
                                                                          2004                  2003
                                                                     --------------        --------------
Supplemental schedule of noncash investing and financial activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

   Estimated fair value of assets acquired                           $            -        $       48,856
   Liabilities assumed                                                            -                12,714
                                                                     --------------        --------------
   Cash paid for assets                                              $                     $       36,142
                                                                     ==============        ==============

   Cash paid for businesses acquired:

      Working capital                                                $            -        $       11,517
      Property, plant and equipment                                               -                 1,960
      Goodwill and intangible assets                                              -                26,665
      Notes payable and current maturities
          of long-term debt
      Long-term debt                                                              -                (4,000)
                                                                     --------------        --------------
                                                                     $                     $       36,142
                                                                     ==============        ==============

   Treasury Stock issued for 401(k) plan contribution                $          616        $          530
                                                                     ==============        ==============

   Intangible assets acquired by issuing treasury stock              $          530        $            -
                                                                     ==============        ==============

   Dividends declared but not paid                                   $        3,932        $        1,730
                                                                     ==============        ==============


                    See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)
                                   (Unaudited)


                                                   For the three months ended
                                               --------------------------------
                                                 May 31,             May 31,
                                                   2004               2003
                                               --------------    --------------
Net income                                     $       11,652     $      14,426

Other comprehensive income (expense):
Currency translation adjustments                         (439)            3,417
Unrealized holding gain on foreign currency
   option contracts                                         -                82
                                               --------------    --------------
Other comprehensive income (expense)                     (439)            3,499
                                               --------------    --------------
Total comprehensive income                     $       11,213    $       17,925
                                               ==============    ==============


                                                   For the nine months ended
                                               --------------------------------
                                                 May 31,             May 31,
                                                   2004               2003
                                               --------------    --------------
Net income                                     $       41,534     $      37,764
Other comprehensive income (expense):
Currency translation adjustments                        5,368             6,269
Unrealized holding gain on foreign currency
    option contracts                                        -               286
                                               --------------    --------------
Other comprehensive income (expense)                    5,368             6,555
                                               --------------    --------------
Total comprehensive income                     $       46,902    $       44,319
                                               ==============    ==============


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


Note 2 - Inventories:

Inventories are summarized as follows:

                                         May 31,             August 31,
                                          2004                 2003
                                     ---------------     ---------------
Finished goods                          $  31,667           $ 31,204
Semi-finished goods                        25,195             22,223
Work-in-process                            10,395              8,933
Raw Materials                              28,225             28,089
                                     ---------------     ---------------
                                        $  95,482           $ 90,449
                                     ===============     ===============

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

Note 4 - Accounting Policies:

The Company previously adopted the disclosure provisions of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation." As permitted under SFAS No. 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted subsequent to December 15, 1995 had been applied.

Had compensation expense for stock options granted in fiscal 2004 and 2003 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended May 31, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below:

                                                        For the three months ended        For the nine months ended
                                                      ------------------------------   ------------------------------
                                                         May 31,           May 31,         May 31,          May 31,
                                                          2004              2003            2004             2003
                                                      -------------    -------------   -------------    -------------
Net income applicable to common shareholders
As reported                                           $      11,652    $      14,426   $      41,534    $      37,764
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                     (654)            (489)         (2,240)          (1,220)
Pro forma                                             $      10,998    $      13,937   $      39,294    $      36,544

Basic earnings per common share
As reported                                           $        0.26    $        0.33   $        0.95    $        0.87
Pro forma                                             $        0.25    $        0.32   $        0.90    $        0.84

Diluted earnings per common share
As reported                                           $        0.26    $        0.33   $        0.94    $        0.86
Pro forma                                             $        0.25    $        0.32   $        0.89    $        0.84

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

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 5 - Segment Reporting (continued):

The following table provides quarterly information about the Company's sales by product category:

                                                Quarter ended                       Quarter ended
                                                May 31, 2004                        May 31, 2003
                                     ---------------------------------    ---------------------------------
                                        Critical          Cardiac             Critical         Cardiac
                                          Care              Care                Care             Care
                                     ---------------   ---------------    ---------------   ---------------
    Sales to external
       customers                     $        93,000   $        15,800    $        82,400   $        14,500

The following tables present quarterly information about geographic areas:

                                                         Quarter ended May 31, 2004
                              ----------------------------------------------------------------------------------
                                 United         Asia and                             Other
                                 States          Africa            Europe           Foreign        Consolidated
                              -------------   -------------    --------------    ------------    ---------------
 Sales to unaffiliated
      customers               $      70,200   $      13,800    $       19,200    $      5,600    $       108,800

                                                         Quarter ended May 31, 2003
                              ----------------------------------------------------------------------------------
                                 United         Asia and                             Other
                                 States          Africa            Europe           Foreign        Consolidated
                              -------------   -------------    --------------    ------------    ---------------
 Sales to unaffiliated
      customers               $      62,900   $      13,100    $       15,900    $      5,000    $        96,900

The following table provides year-to-date information about the Company's sales by product category:

                                             Nine Months ended                   Nine Months ended
                                                May 31, 2004                        May 31, 2003
                                     ---------------------------------    ---------------------------------
                                        Critical          Cardiac             Critical         Cardiac
                                          Care              Care                Care             Care
                                     ---------------   ---------------    ---------------   ---------------
    Sales to external
       customers                     $       274,000   $        46,200    $       237,100   $        41,400

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 5 - Segment Reporting (continued):

The following tables present year-to-date information about geographic areas:

                                                        Nine Months ended May 31, 2004
                              ----------------------------------------------------------------------------------
                                 United         Asia and                             Other
                                 States          Africa            Europe           Foreign        Consolidated
                              -------------   -------------    --------------    ------------    ---------------
 Sales to unaffiliated
      customers               $     207,600   $      44,300    $       51,800    $     16,500    $       320,200


                                                        Nine Months ended May 31, 2003
                              ----------------------------------------------------------------------------------
                                 United         Asia and                             Other
                                 States          Africa            Europe           Foreign        Consolidated
                              -------------   -------------    --------------    ------------    ---------------
 Sales to unaffiliated
      customers               $     184,700   $      37,600    $      42,600     $     13,600    $       278,500

Note 6 - New Accounting Standards Not Yet Adopted:

The Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment, an Amendment of Financial Accounting Standards (FAS) No. 123 and 95" in March 2003. This exposure draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. If the proposed statement is issued as a final standard, the exposure draft will replace the guidance in FAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. The Company has not yet evaluated the impact that this proposed statement may have on its financial statements.

Note 7 - Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,636, which includes the relief from $5,539 of accounts receivable that had been due from this distributor. As of May 31, 2004, pursuant to the asset purchase agreement, the Company has paid in cash the entire $12,636 purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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
                                                       =============

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10,935. As of May 31, 2004, pursuant to the asset purchase agreement, the Company has paid $8,935 in cash and recorded a liability classified as long-term of up to an additional $2,000 for potential purchase price and related adjustments. As of May 31, 2004, this liability has been reduced by $878 for legal costs paid by the Company, which are obligated to be reimbursed by the former owners of Diatek, Inc. Pursuant to the asset purchase agreement relating to this transaction, the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right of set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the complete resolution of the Company's patent infringement lawsuit as described in
Note 3. As a result, the Company has not made any such royalty payments to date. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12,235, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 7 - Business Acquisitions (continued):

          Accounts receivable                               $   176
          Inventories                                           423
          Property, plant and equipment                         179
          Intangible assets                                  12,235
          Current liabilities                                (2,078)
                                                       -------------
             Total purchase price                           $10,935
                                                       =============

On March 18, 2003, the Company purchased substantially all of the assets of Klein-Baker Medical, Inc., a company doing business as NeoCare(R) in San Antonio, Texas, for approximately $16,549, subject to post-closing adjustments. NeoCare(R) develops, manufactures and markets specialty catheters and related procedure kits to neonatal intensive care units. The Company believes that this acquisition will further enhance its broad line of critical care related products and may serve as the base for possible further expansion of the Company's pediatric product line. As of May 31, 2004, pursuant to the asset purchase agreement, the Company has paid $14,550 in cash and recorded a liability classified as long-term debt of an additional $2,000 for potential purchase price adjustments. This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,803 was recorded as goodwill and will be evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8,539 are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

          Accounts receivable                               $   640
          Inventories                                         2,009
          Property, plant and equipment                       1,666
          Goodwill and intangible assets                     12,342
          Current liabilities                                  (107)
                                                       -------------
             Total purchase price                           $16,550
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

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 8 - Stock Option Plans:

The Company has adopted three stock plans: the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992; the Directors Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996, with amendments thereto approved by the Company's shareholders on January 19, 2000; and the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the Company's shareholders on June 19, 2000. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 300,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 10,000 shares of common stock upon each eligible director's initial election to the Board of Directors and the grant of an additional option to purchase 3,000 shares of common stock on the date each year when directors are elected to the Board of Directors.

The Company follows the provision of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the three and nine months ended May 31, 2004 and May 31, 2003, respectively.

In the three months ended May 31, 2004 and May 31, 2003, the Company granted 10,000 and 0 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share was $25.00 for the options granted during the three months ended May 31, 2004. During the nine months ended May 31, 2004 and May 31, 2003, the Company granted 1,250,000 and 16,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $25.00 to $25.80 for the options granted during the nine months ended May 31, 2004, and $17.78 to $20.53 for the options granted in the same period in fiscal 2003. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over either four or five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 8 - Stock Option Plans (continued):

In the first nine months of each of fiscal 2004 and 2003, the Company granted 27,000 and 24,000 options, respectively, to its directors to purchase shares of the Company's common stock pursuant to the Directors Plan. The exercise price per share for the 2004 and 2003 awards was $26.42 and $20.53, respectively, which was equal to the fair market value of the common stock of the Company on the respective dates that the options were granted. These options expire ten years from the grant date. The options vest fully one year from the grant date and, once vested, are exercisable at any time.

The numbers of shares underlying option awards under the Company's stock plans and the exercise prices applicable to such awards have in each case been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.

Stock option activity for the three and nine month periods ended May 31, 2004 and 2003 is summarized in the tables below:


                                                        For the three months ended
                                  ---------------------------------------------------------------------
                                            May 31, 2004                         May 31, 2003
                                  ---------------------------------    --------------------------------
                                                       Weighted                             Weighted
                                                       Average                              Average
                                                       Exercise                             Exercise
                                     Shares             Price              Shares             Price
                                  --------------    --------------     --------------    --------------
Outstanding at March 1                3,284,852         $20.19             2,397,230         $16.87
Granted                                  10,000         $25.00                     -              -
Exercised                              (100,225)        $15.54               (22,460)        $16.59
Terminated                              (31,840)        $19.48               (10,620)        $17.11
                                  --------------                       --------------

Outstanding at May 31                 3,162,787         $20.36             2,364,150         $16.87

Exercisable at  May 31                1,271,292         $16.45             1,238,094         $15.95

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 8 - Stock Option Plans (continued):

                                                        For the nine months ended
                                  ---------------------------------------------------------------------
                                            May 31, 2004                         May 31, 2003
                                  ---------------------------------    --------------------------------
                                                       Weighted                             Weighted
                                                       Average                              Average
                                                       Exercise                             Exercise
                                     Shares             Price              Shares             Price
                                  --------------    --------------     --------------    --------------
Outstanding at September 1            2,318,260         $16.81             2,414,510         $16.75

Granted                               1,277,000         $25.81                40,000         $20.12
Exercised                              (364,003)        $15.24               (46,020)        $16.18
Terminated                              (68,470)        $19.04               (44,340)        $17.23
                                  --------------                       --------------

Outstanding at May 31                 3,162,787         $20.36             2,364,150         $16.87

Exercisable at  May 31                1,271,292         $16.45             1,238,094         $15.95

Stock options outstanding at May 31, 2004 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average              Average                            Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices             Outstanding       Contractual Life           Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50               731,138               4.59                $14.24            670,712           $14.22
     $17.51 - $21.47              1,167,249              6.66                $18.87            600,580           $18.95
     $21.48 - $26.42              1,264,400              9.29                $25.28               -                -

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

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 8 - Stock Option Plans (continued):

The per share weighted average value of stock options granted in the first nine months of fiscal 2004 and 2003 was $10.93 and $7.80, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumptions:

                                            May 31,          May 31,
                                              2004            2003
                                          ------------    ------------

Risk-free interest rate                          2.79%           1.81%
Dividend yield                                   1.44%           1.72%
Volatility factor                               52.26%          48.88%
Expected lives                                 4 years         4 years

Note 9 - Warranty

The Company's primary warranty obligation relates to intra-aortic balloon pumps. The Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of May 31, 2004, the Company's estimated product warranty obligation is $808. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated.

Note 10 - Retirement Benefits

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

Note 10 - Retirement Benefits (continued):

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

The following summarizes the components of the net periodic benefit costs for the three and nine months ended May 31, 2004:

                                               Pension Benefits                                    Other Benefits
                               ----------------------------------------------   -------------------------------------------------
                                For the Three months     For the Nine months      For the Three months       For the Nine months
                                       ended                   ended                     ended                     ended
                               ----------------------   ---------------------   ------------------------   ----------------------
                                 May 31,      May 31,    May 31,      May 31,     May 31,       May 31,      May 31,      May 31,
                                  2004         2003       2004         2003        2004          2003         2004         2003
                               ---------    ---------   --------    ---------   ----------    ----------   ---------    ---------
Service cost                     $  916       $  949     $2,560       $2,847       $  74         $  66        $280         $198
Interest cost                     1,397        1,501      3,826        4,503         223           164         643          492
Expected return on plan
 assets                          (1,763)      (2,247)    (5,170)      (6,741)          -             -           -            -
Amortization of prior service
 costs                              303          230        759          690         (38)          (17)        (80)         (51)
Amortization of transition
 obligation (asset)                 (27)         (37)       (80)        (111)         12            10          37           30
Amortization of net actuarial
 (gain) loss                        199          174        625          522          35            21         141           63
Plan acquisition differentia         38           52        113          156          (7)           (6)        (22)         (18)
                               ---------    ---------   --------    ---------   ----------    ----------   ---------    ---------
   Net periodic (benefit)
     cost                        $1,063       $  622     $2,633       $1,866        $299         $ 238        $999         $714
                               =========    =========   ========    =========   ==========    ==========   =========    =========

Note 11 - LionHeart(TM) Charges

The Company incurred charges in the three months ended May 31, 2004 totaling $3,698 ($2,496 after tax, or $0.06 diluted earnings per share.) These charges resulted from the Company's previously announced decision on April 15, 2004 to delay commencement of the Arrow LionHeart(TM) Phase II U.S. clinical trials. The charges consist primarily of an inventory write-off of $3,140 recorded to cost of goods sold ($2,120 after tax or $0.05 diluted earnings per share) for certain LionHeart(TM) components that became obsolete with the Company's decision not to proceed with the clinical trials using the first generation LionHeart(TM) power system and controller. The other charge was for a LionHeart(TM) manufacturing equipment write-off of $558 recorded to selling, general and administrative expenses ($376 after tax, or $0.01 per diluted earnings per share).

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

Note 12 - Earnings Per Share

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three and nine months ended May 31, 2004 and 2003.

                                                               For the Three        For the Three
                                                               Months Ended         Months ended
                                                                  May 31,              May 31,
                                                                   2004                 2003
                                                            ------------------    -----------------
Net income                                                           $11,652              $14,426

Weighted average common shares outstanding                            46,634               43,231

Incremental common shares issuable: stock options
   and awards                                                            840                  436
                                                            ------------------    -----------------

Weighted average common shares outstanding
   assuming dilution                                                  47,474               43,667
                                                            ==================    =================

Basic earnings per common share                                        $0.26                $0.33
                                                            ==================    =================

Diluted earnings per common share                                      $0.26                 $0.33
                                                            ==================    =================


                                                               For the Nine         For the Nine
                                                               Months Ended         Months ended
                                                                  May 31,              May 31,
                                                                   2004                 2003
                                                            ------------------    -----------------

Net income                                                           $41,534              $37,764

Weighted average common shares outstanding                            43,494               43,445

Incremental common shares issuable: stock options
   and awards                                                            727                  317
                                                            ------------------    -----------------

Weighted average common shares outstanding
   assuming dilution                                                  44,221               43,762
                                                            ==================    =================

Basic earnings per common share                                        $0.95                $0.87
                                                            ==================    =================

Diluted earnings per common share                                      $0.94                $0.86
                                                            ==================    =================

                            ARROW INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2003 AND THE COMPANY'S OTHER PERIODIC REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

THREE MONTHS ENDED MAY 31, 2004 COMPARED TO THREE MONTHS ENDED MAY 31, 2003:

Net sales for the three months ended May 31, 2004 increased by $11.9 million, or 12.3%, to $108.8 million from $96.9 million in the same period last year due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the third quarter of fiscal 2004 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the quarter of $2.2 million or 2.3%. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(In Millions)                                           Quarter Ended
                                                        -------------
                                               May 31, 2004       May 31, 2003
                                               ------------       ------------
   Central Venous Catheters                       $ 55.5              $47.6
   Specialty Catheters                              34.4               31.5
   Stepic Distributed products                       3.1                3.3
                                                  ------              -----
        Subtotal Critical Care                      93.0               82.4
   Cardiac Care                                     15.8               14.5
                                                  ------              -----
        TOTAL                                     $108.8              $96.9
                                                  ======              =====

Sales of critical care products increased 12.9% to $93.0 million from $82.4 million in the comparable prior year period due primarily to increased sales of central venous catheters and specialty catheters. Sales of central venous catheters increased in the third quarter of fiscal 2004 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line in fiscal 2003. Sales of specialty catheters increased in the third quarter of fiscal 2004 due primarily to improved sales of arterial products, intravenous and extension sets, and epidural products. Sales of cardiac care products increased to $15.8 million from $14.5 million, an increase of 9.0% from the comparable prior year period, due primarily to increased sales of intra-aortic balloon pumps, especially in international markets, and Super Arrow-Flex(R) products. Total Company U.S. sales increased by 11.6% to $70.2

                            ARROW INTERNATIONAL, INC.


million in the third quarter of fiscal 2004 from $62.9 million in the comparable prior year period principally as a result of increased sales of central venous and specialty catheters. International sales increased by 13.5% to $38.6 million from $34.0 million in the same prior year period principally as a result of increased sales of central venous catheters and intra-aortic balloon pumps, and the effect of foreign currency exchange rates, as noted above. International sales represented 35.5% of net sales, compared to 35.1% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 36% from 35% in the comparable prior year period for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 63% from 59% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 7% in the three months ended May 31, 2004 from 5% in the comparable prior year period for total Company sales. The safety device procedure kit conversion percentages for the U.S. market in the three months ended May 31, 2004 increased to 14% from 10% in the comparable prior year period.

Gross profit increased 6.7% to $52.5 million in the three months ended May 31, 2004, compared to $49.2 million in the same period of fiscal 2003. As a percentage of net sales, gross profit decreased to 48.3% during the three months ended May 31, 2004 from 50.7% in the comparable prior year period, due primarily to the Company's write-off of $3.1 million of inventory in the third quarter of fiscal 2004 for certain components relating to its LionHeart(TM) Left Ventricular Assist System that became obsolete with the Company's previously announced decision during the quarter not to proceed with the LionHeart(TM) Phase II U.S. clinical trials using the first generation LionHeart(TM) external power system and internal controller. This decline in margin was offset in part by: (1) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R); (2) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002; and (3) higher margins on products distributed in Florida and certain southeastern states as a result of the Company's acquisition of its former distributor, IMA, Inc., in July 2003, which enabled the Company to conduct direct sales activity in this region.

Research, development and engineering expenses increased by 30.2% to $8.2 million in the three months ended May 31, 2004 from $6.3 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the third quarter of fiscal 2004 to 7.5%, compared to 6.5% in the same period in fiscal 2003, primarily as a result of increased research and development expenditures for the Company's critical care product line as well as increased spending on the Arrow LionHeart(TM), including incremental spending associated with the development of the LionHeart(TM)'s second generation electronics. These increases were offset in part by decreased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. A description of the current status of the Company's major

                            ARROW INTERNATIONAL, INC.


research and development programs is provided below under "Nine Months Ended May 31, 2004 Compared to Nine Months Ended May 31, 2003."

Selling, general and administrative expenses increased by 19.9% to $27.1 million in the three months ended May 31, 2004 from $22.6 million in the comparable prior year period and, as a percentage of net sales, increased to 24.9% in the third quarter of fiscal 2004 from 23.4% in the comparable period of fiscal 2003. This increase was due primarily to several factors, including (1) increased selling, general and administrative expenses of $0.8 million incurred as a result of the Company's acquisitions in fiscal 2003 of Diatek, the Neo?Care product line and IMA, Inc., it's former Florida distributor, and (2) an increase in selling, general and administrative expenses of $0.6 million related to the Company's international operations as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries as well as incremental expenditures to strengthen the Company's marketing and sales effort. These increases were offset in part by a decrease in legal costs of $0.8 million associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products, which, as previously reported, was settled in December 2003.

The Company also recorded a charge of $0.6 million in the three months ended May 31, 2004 for a write-off of manufacturing equipment relating to the LionHeart(TM). The Company's operating expenses for the three months ended May 31, 2004 also included approximately $1.3 million of severance and other costs related to several reorganizations of the Company's operations.

Principally due to the above factors, operating income decreased in the third quarter of fiscal 2004 by 14.4% to $17.3 million from $20.2 million in the comparable prior year period.

Other expenses (income), net, decreased to $0.1 million of income in the third quarter of fiscal 2004 from $1.2 million of income in the same prior year period principally due to foreign currency transaction gains in the prior year resulting from the translation of intercompany receivables denominated in the functional currencies of the Company's international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporarily unhedged foreign currency position leading to a foreign currency transaction gain of $1.0 million. This foreign currency position was hedged later in the third quarter of fiscal 2003.

As a result of the factors discussed above, income before income taxes decreased in the third quarter of fiscal 2004 by 18.8% to $17.3 million from $21.3 million in the comparable prior year period. For the third quarter of each of fiscal 2004 and 2003, the Company's effective income tax rate was 32.5%.

Net income in the third quarter of fiscal 2004 decreased by 20.0% to $11.6 million from $14.5 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 10.7% in the three months ended May 31, 2004 compared to 14.9% in the same period of fiscal 2003.

Basic and diluted earnings per common share were $0.26 in the three months ended May 31, 2004, down 21.2%, or $0.07 per share, from $0.33 in the comparable prior year period. Weighted average common shares outstanding used in computing basic earnings per common share increased to 43,634,448 in the third quarter of fiscal 2004 from 43,231,246 in the comparable prior year period primarily as a result

                            ARROW INTERNATIONAL, INC.


of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the fiscal year offset in part by the Company's repurchases of shares during fiscal 2003 under it's share repurchase program, which resulted in a full impact on the weighted average share calculation in the third quarter of fiscal 2004 compared to a partial impact in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,474,481 in the third quarter of fiscal 2004 from 43,667,492 in the comparable prior year period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons decreased above.

NINE MONTHS ENDED MAY 31, 2004 COMPARED TO NINE MONTHS ENDED MAY 31, 2003:

Net sales for the nine months ended May 31, 2004 increased by $41.7 million, or 15.0%, to $320.2 million from $278.5 million in the same period last year, due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the nine months ended May 31, 2004 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the nine months ended May 31, 2004 of $8.8 million or 3.2%. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                         Nine months ended
                                                      -----------------
                                               May 31, 2004       May 31, 2003
                                               ------------       ------------
   Central Venous Catheters                       $164.9             $135.6
   Specialty Catheters                              99.9               91.8
   Stepic Distributed products                       9.2                9.7
                                                  ------             ------
        Subtotal Critical Care                     274.0              237.1
   Cardiac Care                                     46.2               41.4
                                                  ------             ------
        TOTAL                                     $320.2             $278.5
                                                  ======             ======

Sales of critical care products increased 15.6% to $274.0 million for the nine months ended May 31, 2004 from $237.1 million in the comparable prior year period due primarily to increased sales of central venous catheters and specialty catheters. Sales of central venous catheters increased in the nine months ended May 31, 2004 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line in fiscal 2003. Sales of specialty catheters increased in the nine months ended May 31, 2004 due to improved sales of arterial products, epidural products, intraveneous and extension sets, and Percutaneous Thrombolytic Devices. Cardiac care product sales increased by 11.6% to $46.2 million from $41.4 million in comparable prior year period due primarily to increased sales of intra-aortic balloon pumps, especially in international markets, and Super Arrow-Flex(R) products. Total Company U.S. sales increased 12.4% to $207.6 million for the nine months ended May 31, 2004 from $184.7 million in the comparable prior year period principally as a result of increased sales of central venous and specialty catheters. International sales increased by 20.0% to $112.6 million from $93.8 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and intra-aortic balloon pumps, and the effect of foreign currency exchange rates, as noted above. International sales represented 35.2% of net sales for the nine months ended May 31, 2004 compared to 33.7% in the same prior year period.

                            ARROW INTERNATIONAL, INC.


The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 37% from 35% in the comparable prior year period for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 62% from 58% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 7% in the nine months ended May 31, 2004 from 5% in the comparable prior year period for total Company sales. The safety device procedure kit conversion percentages for the U.S. market in the nine months ended May 31, 2004 increased to 13% from 9% in the comparable prior year period.

Gross profit increased 18.9% to $164.5 million in the nine months ended May 31, 2004, compared to $138.4 million in the same period of fiscal 2003. As a percentage of net sales, gross profit increased to 51.4% during the nine months ended May 31, 2004 from 49.7% in the comparable period of fiscal 2003. The increase in gross margin was due primarily to: (1) lower margins realized in the nine months ended May 31, 2003 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of Stepic Medical, its former New York City distributor, in September 2002; (2) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R); (3) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002; and (4) higher margins on products distributed in Florida and certain southeastern states as a result of the Company's acquisition of its former distributor, IMA, Inc., in July 2003, which enabled the Company to conduct direct sales activity in this region. These increases were offset in part by the Company's write-off of $3.1 million of inventory in the third quarter of fiscal 2004 for certain LionHeart(TM) components that became obsolete with the Company's previously announced decision during the quarter not to proceed with the LionHeart(TM) Phase II U.S. clinical trials using the first generation LionHeart(TM) power system and controller.

Research, development and engineering expenses increased by 13.8% to $21.4 million in the nine months ended May 31, 2004 from $18.8 million in the comparable prior year period. As a percentage of net sales, these expenses decreased to 6.7% compared to 6.8% in the same period in fiscal 2003. The increase in research, development and engineering expenses was primarily due to increased research and engineering expenditures for the Company's critical care product line, in addition to higher spending on the Arrow LionHeart(TM), including incremental spending associated with the development of the LionHeart(TM)'s second generation electronics. These increases were offset in part by decreased research and development spending on the CorAide(TM) continuous flow ventricular assist system. The Company currently anticipates that research, development and engineering expenses related to the development of second generation LionHeart(TM) components will be approximately $1.4 million in the fourth quarter of fiscal 2004.

As previously reported in November 2003, the Company received authorization to CE mark the Arrow LionHeart(TM) in Europe, which allows the Company to market

                            ARROW INTERNATIONAL, INC.


the device within the European Economic Area for permanent implantation or "destination therapy". Earlier in fiscal 2004, the Company initiated its marketing program in Europe, which includes the training of additional centers to implant the device supplementing those centers that were already participants in the clinical trails, and commenced initial sales of the product. The Company expects to submit dossiers for the second generation LionHeart(TM) external power system and internal controller to the Company's European Notified Body, TUV Product Services of Munich, Germany, in the fall of 2004 and anticipates receiving an approval for use of these electronics in the device approximately three months later, given that many of its components have not changed, no additional clinical data is required and the LionHeart(TM) quality system has already been certified by TUV. The Company's European marketing plan for the LionHeart(TM) is based upon the timely receipt of this approval and the CE-marking of the device's second generation electronics.

The Company's near-term focus for the LionHeart(TM) program continues to be on obtaining optimal clinical results and on evaluating the second generation product enhancements which are currently in development. The Company believes that these enhancements should increase the patient population for whom the device is suitable and provide improved quality of life for recipients. As previously reported, the Company expects that revenues generated from initial sales of the Arrow LionHeart(TM) will be absorbed by increased marketing and clinical support costs and will not contribute to earnings during fiscal 2004.

As previously reported, the Company decided in the third quarter of fiscal 2004 to defer commencement in the U.S. of the LionHeart(TM) Phase II clinical trials, required by the Food and Drug Administration to bring the product to market in the U.S., until the Company is able to implement second generation product enhancements currently in the testing phase. As disclosed above, this decision resulted in the Company's write off of $3.1 million in obsolete inventory and $0.6 million in manufacturing equipment in the third quarter of fiscal 2004.

The Company believes it has made significant progress in its efforts to develop and test modifications to the CorAide(TM) continuous flow ventricular assist device to resolve elevated levels of hemolysis (plasma-free hemoglobin) experienced in the first implant of the device. While the Company cannot be certain that these modifications will resolve the problem, at this juncture, it believes that suitable improvements have been developed to address the hemolysis issue. The Company is cautiously optimistic that European clinical trials of the CorAide(TM) device should resume later in calendar 2004, although due to the pioneering nature of this program, it is difficult to predict precise timing.

In January 2004, the Company introduced its AutoCAT(R)2 WAVETM intra-aortic balloon pump and associated LightWAVETM catheter system in the U.S. and Europe. While customer response to this new product has been positive, during the third quarter of fiscal 2004, the selling process was slowed somewhat by ramp-up issues in manufacturing. Although the Company does not believe these manufacturing delays will affect the long-term growth of this product, it does anticipate a potential lingering impact in the fourth quarter of fiscal 2004. The Company continues to believe that this new technology, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, represents a major step forward in intra-aortic balloon pumping and should enable the Company to gain market share based on superior performance across a range of cardiac requirements.

                            ARROW INTERNATIONAL, INC.


Selling, general and administrative expenses increased by 25.9% to $81.3 million during the nine months ended May 31, 2004 from $64.6 million in the comparable prior year period. As a percentage of net sales, these expenses increased to 25.4% in the first nine months of fiscal 2004 from 23.2% in the comparable prior year period. This increase was due primarily to several factors, including: (1) increased selling, general and administrative expenses of $3.5 million incurred in connection with the Company's acquisitions in fiscal 2003 of Diatek, the NeoCare product line and IMA, Inc., it's former Florida distributor; (2) an increase in selling, general and administrative expenses of $2.5 million related to the Company's international operations as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; (3) increased selling, general and administrative expense of $1.7 million for the write-off of the costs related to a previously planned building expansion of the Company's headquarters in Reading, PA; (4) increased selling, general and administrative expenses of $1.4 million relating to an increase in the accrual for the Company's income growth bonus plan for its executive officers and key management employees; and (5) an increase in selling, general and administrative expenses of $1.0 million related to an increase in the vacation accrual due in part to an incremental increase in the Company's vacation benefit for its employees as a result of a modification to its vacation policy. These increases were offset in part by a decrease in legal costs of $1.2 million associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products, which, as previously reported, was settled in December 2003.

The Company also recorded a charge of $0.6 million in the nine months ended May 31, 2004 for a write-off of manufacturing equipment relating to the LionHeart
(TM) .

Principally due to the above factors, operating income increased in the nine months ended May 31, 2004 by 12.4% to $61.8 million from $55.0 million in the comparable period of fiscal 2003.

Other expenses (income), net, was $0.3 million of expense in the nine months ended May 31, 2004 as compared to $1.0 million of income in the same period of the prior fiscal year principally due to foreign currency transaction gains in the prior year resulting from the translation of intercompany receivables denominated in the functional currencies of the Company's international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporarily unhedged foreign currency position leading to a foreign currency transaction gain of $1.0 million. This foreign currency position was hedged later in the third quarter of fiscal 2003.

As a result of the factors discussed above, income before income taxes increased in the nine months ended May 31, 2004 by 10.0% to $61.5 million from $55.9 million in the comparable prior year period. For the first nine months of each of fiscal 2004 and 2003, the Company's effective income tax rate was 32.5%.

Net income in the nine months ended May 31, 2004 increased 9.8% to $41.5 million from $37.8 million in the nine months ended May 31, 2003. As a percentage of net sales, net income represented 13.0% in the nine months ended May 31, 2004 compared to 13.6% in the same period of fiscal 2003.

Basic earnings per common share were $0.95 for the nine month period ended May 31, 2004, up 9.2%, or $0.08 per share, from $0.87 in the comparable prior year period. Diluted earnings per common share were $0.94 for the nine month period ended May 31, 2004, up 9.3%, or $0.08 per share, from $0.86 in the comparable prior year period. Weighted average shares of common stock outstanding used in

                            ARROW INTERNATIONAL, INC.


computing basic earnings per common share increased to 43,494,449 in the nine months ended May 31, 2004 from 43,445,314 in the comparable prior year period, primarily as a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise during the fiscal year offset in part by the Company's repurchases of shares during fiscal 2003 under its share repurchase program, which resulted in a full impact in the nine months ended May 31, 2004 compared to a partial impact in the comparable prior year period. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,220,664 in the nine months ended May 31, 2004 from 43,762,486 in the comparable prior period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons decreased above.

LIQUIDITY AND CAPITAL RESOURCES

Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows included in Item 1 of this report. For the nine months ended May 31, 2004, net cash provided by operations was $65.4 million, a decrease of $0.1 million from the comparable prior year period due primarily to an increase in inventory and deferred taxes offset by decreases in prepaid pension costs, prepaid expenses and accrued liabilities, as more fully explained below. Accounts receivable, measured in days sales outstanding during the period, decreased to 72 days at May 31, 2004 from 79 days at August 31, 2003 due primarily to increased collection efforts by the Company.

The Company currently has an accounts receivable balance from its Greek customers of $5.7 million, of which approximately 83% is related to Greek government-backed hospital customers. The days sales outstanding is currently 465 days, which is significantly higher than that of the Company's overall May 31, 2004 average customer days sales outstanding of 72 days. However, according to the Hellenic Association of Scientific and Medical Equipment Suppliers, the average days sales outstanding for medical equipment supply companies in the Greek market is approximately 420 days. The Company's payment terms in this market are generally 45 days. The Company believes that, in its efforts to fund the upcoming Summer Olympic Games in Athens, the government of Greece has been delaying payments due to its government-backed hospitals, which has in turn led to the Company's increase in its days sales outstanding for its Greek customers. The Greek government has announced a plan to resume its payments on its trade debt following the Olympic Games, which should allow its hospitals to repay their outstanding balances to their vendors. The government of Greece has initiated similar plans in the past to reduce delinquent trade debt, which have resulted in the Company's material realization on its outstanding receivables following the implementation of those plans. As a result, the Company currently believes that this situation will be resolved and that ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment is based in part on political factors beyond its control, the Company cannot assure you that these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. The Company currently evaluates all of its trade receivables on a regular basis, including those with its Greek customers, to ensure that each receivable is recorded at net realizable value based on a variety of customary criteria.

                            ARROW INTERNATIONAL, INC.


Inventories increased $5.0 million in the nine months ended May 31, 2004 as compared to a $7.0 million increase in the comparable period of fiscal 2003. The increase in fiscal 2004 is primarily due to additional production and related manufacturing costs necessary to support the Company's higher rate of sales growth. The increase in fiscal 2003 was primarily attributable to inventory acquired in connection with the Company's business acquisitions completed in the nine months ended May 31, 2003, as further discussed below.

The net deferred income tax asset increased $1.8 million in the nine months ended May 31, 2004 compared to a $6.9 million decrease in the same period of fiscal 2003. The fiscal 2003 decrease was due primarily to greater than anticipated tax deductions for fiscal 2002 relating to depreciation, pension expense and certain special charges.

Prepaid pension costs decreased $2.0 million in the nine months ended May 31, 2004, compared to a $2.9 million increase in the comparable period of fiscal 2003, primarily as a result of payments made in fiscal 2003 required to fund certain of the Company's pension plans.

Prepaid expenses and other decreased $5.2 million in the nine months ended May 31, 2004, compared to a $1.7 million increase in the same period of fiscal 2003, due primarily to the Company's receipt in fiscal 2004 of $8.0 million (which includes, as previously reported, $6.9 million received in December 2003) for an income tax refund related to the settlement of an Internal Revenue Service audit pertaining primarily to depreciation and tax credits related to research and development costs.

Accounts payable increased $3.2 million in the nine months ended May 31, 2004, compared to a $0.6 million increase in the same period of fiscal 2003, due primarily to the transition to a new accounts payable system and the timing of the Company's payments to its vendors.

Accrued liabilities decreased $4.2 million in the nine months ended May 31, 2004 as compared to a $1.0 million decrease in the same period of fiscal 2003 due primarily, as previously reported, to the Company's $8.0 million payment in January 2004 in settlement of two related patent infringement lawsuits pertaining to certain of its hemodialysis catheter products. This amount was previously reserved in the fourth quarter of fiscal 2003.

Net cash used in the Company's investing activities decreased to $23.0 million in the nine months ended May 31, 2004 from $48.2 million in the comparable period of fiscal 2003, due primarily to purchase price payments in connection with the Company's business acquisitions completed in the nine months ended May 31, 2003, as further discussed below. Capital expenditures increased to $17.6 million in the nine months ending May 31, 2004 from $11.3 million in the comparable prior year period primarily as a result of higher capital expenditures in fiscal 2004 for certain computer software and hardware required to upgrade the Company's information systems infrastructure as well as costs incurred in fiscal 2004 to expand the Company's finished goods warehouse and distribution center in Asheboro, North Carolina.

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million, which includes the relief from $5.5 million of accounts receivable that had been due from this distributor. As of May 31, 2004, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12.6 million purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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
                                                        ========

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company in the business of the development, manufacture and marketing of chronic hemodialysis catheters, for approximately $10.9 million. As of May 31, 2004, pursuant to the asset purchase agreement, the Company had paid $8.9 million in cash and recorded a liability classified as long-term of up to an additional $2.0 million for potential purchase price and related adjustments. As of May 31, 2004, this liability has been reduced by $0.9 million for legal costs paid by the Company which are obligated to be reimbursed by the former owners of Diatek, Inc. Pursuant to the asset purchase agreement relating to this transaction, the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right of set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the complete resolution of the Company's patent infringement lawsuit as described in Note 3 of the notes to consolidated financial statements included in Item 1 of this report. As a result, the Company has not made any such royalty payments to date. The products acquired in the transaction are expected to complement the Company's existing hemodialysis product line. This acquisition has been accounted for using the purchase method of accounting. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12.2 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

                            ARROW INTERNATIONAL, INC.


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
                                                             ========

On March 18, 2003, the Company purchased substantially all of the assets of Klein Baker Medical, Inc., a company doing business as NeoCare(R) in San Antonio, Texas, for approximately $16.5 million, subject to post-closing adjustments. NeoCare(R) develops, manufactures and markets specialty catheters and related procedure kits to neonatal intensive care units. The Company believes that this acquisition will further enhance its broad line of critical care related products and may serve as the base for possible further expansion of the Company's pediatric product line. As of May 31, 2004, pursuant to the asset purchase agreement, the Company has paid $14.5 million in cash and recorded a liability classified as long-term debt of an additional $2.0 million for potential purchase price adjustments. This acquisition has been accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired of $3.8 million was recorded as goodwill and will be evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8.5 million are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

           (in millions)
           Accounts receivable                         $     0.6
           Inventories                                       2.0
           Property, plant and equipment                     1.7
           Goodwill and intangible assets                   12.3
           Current liabilities                              (0.1)
                                                         ---------
              Total purchase price                     $    16.5
                                                         =========

Financing activities used $6.6 million of net cash in the nine months ended May 31, 2004, compared to $21.9 million in the comparable prior year period, primarily as a result of a decrease in the Company's use of cash to purchase shares of its common stock in the open market in connection with its share repurchase program and an increase in proceeds from stock option exercises due to a higher stock price relative to the average outstanding option exercise prices during the nine months ended May 31, 2004. This was offset in part by an increase in dividend payments primarily as a result of the Company's doubling of its quarterly dividend in connection with its two-for-one stock split effective in the fourth quarter of fiscal 2003. The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under the share repurchase program. As of May 31, 2004, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. No shares were repurchased by the Company under the program (or otherwise) in the nine months ended May 31, 2004.

                            ARROW INTERNATIONAL, INC.


In addition, the Company made a payment in March 2004 of $10.0 million to settle a tax assessment related to an ongoing Japanese government tax audit of the Company's transfer pricing with its Japanese subsidiary. The Company intends to utilize competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this required Japanese tax payment. The Company believes that any amount not ultimately recovered through these proceedings has been fully provided for as of May 31, 2004, and, therefore, will not adversely affect its future results of operations.

As previously announced, the Company's Board of Directors has authorized the initiation of a multi-year capital investment plan to increase manufacturing capacity and rationalize its production operations. The first phase of this effort will include an additional manufacturing site near the Company's existing plant in Hradec, Kralove in the Czech Republic and expansion of its plant in Chihuahua, Mexico. Based on preliminary estimates received from its contractors, the Company currently anticipates the total cost of this construction to be between $22.0 and $27.0 million over a three - year period, of which approximately 50% is expected to be incremental to the Company's customary levels of capital expenditures. In addition, the Company also anticipates spending between $10.0 and $15.0 million over the next three years for equipment related to this expansion of its manufacturing capacity, which also includes approximately 50% of incremental capital spending.

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At May 31, 2004, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes of which $21.7 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At May 31, 2004, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $30.8 million, of which $9.4 million was outstanding as of May 31, 2004. This additional borrowing capacity includes an increase in the Company's available credit line related to its Japanese subsidiary of $11.8 million during the third quarter of fiscal 2004. In addition, during fiscal 2003, the Company entered into a short-term note payable to IMA, Inc. for $0.1 million related to a non-compete arrangement pursuant to the Company's acquisition of this business on July 1, 2003.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bid provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $2.8 million and decreased $0.2 million during the nine months ended May 31, 2004 and May 31, 2003, respectively.

                            ARROW INTERNATIONAL, INC.


A summary of all of the Company's contractual obligations and commercial commitments as of May 31, 2004 were as follows:

                                                                     PAYMENTS DUE
                                                                          OR
                                                                 COMMITMENT EXPIRATION
                                                                        BY PERIOD
             CONTRACTUAL OBLIGATIONS AND          -----------------------------------------------------
               COMMERCIAL COMMITMENTS                                                             MORE
               ----------------------                        LESS THAN      1 - 3      3 - 5     THAN 5
                   ($ IN MILLIONS)                TOTAL        1 YEAR       YEARS      YEARS      YEARS
                                                  -----        ------       -----      -----      -----
Long-term debt                                    $  3.1       $  3.1       $   -      $   -      $   -
Operating leases                                    12.7          4.8         4.7        1.3        1.9
Purchase obligations (1)                            30.9         30.9           -          -          -
Other long-term obligations                          0.4          -           0.1        0.1        0.2
Lines of credit (2)                                 31.2         31.2           -          -          -
Standby letters of credit                            1.4          1.4           -          -          -
                                                   -----        -----       -----      -----      -----

Total cash contractual obligations and
     commercial commitments                       $ 79.7       $ 71.4       $ 4.8      $ 1.4      $ 2.1
                                                  ======       ======       =====      =====      =====

(1) Includes open purchase orders primarily relating to the purchase of raw materials, equipment and certain consulting and information systems services.
(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.

Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those pursuant to the Company's recently announced multi-year capital investment plan discussed above, and, to the extent the Company determines to do so, repurchases of its stock in the open market, and to meet the currently foreseeable liquidity needs of the Company.

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

New Accounting Standards Not Yet Adopted

The Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment, an Amendment of Financial Accounting Standards (FAS) No. 123 and 95" in March 2003. This exposure draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. If the proposed statement is issued as a final standard, the exposure draft will replace the guidance in FAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. The Company has not yet evaluated the impact that this proposed statement may have on its financial statements.


Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in the Company's filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily

                            ARROW INTERNATIONAL, INC.


speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - Certain Risks Relating to Arrow in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003 and in its other filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks associated with the Company's use of derivative financial instruments; and (8) dependence on the continued service of key members of the Company's management.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments:

During the nine month periods ended May 31, 2004 and 2003, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 23.9% and 22.3%, respectively. In addition, a part of the Company's costs of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks exposures, primarily on U.S. dollar cash inflows resulting from the collection of inter-company receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward

                            ARROW INTERNATIONAL, INC.


contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of May 31, 2004, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $32.8 million mature at various dates through September 2004. As of May 31, 2004, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

At May 31, 2004, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through September 2004. The following table identifies foreign currency forward contracts to sell foreign currencies at May 31, 2004 and August 31, 2003, as follows:

                                            May 31, 2004                      August 31, 2003
                                    Notional         Fair Market         Notional         Fair Market
                                     Amounts            Value             Amounts            Value
                                  --------------    --------------    --------------    --------------
Foreign currency:
(U.S. Dollar Equivalents)
     Japanese yen                 $         491     $         499     $            -     $           -
     Canadian dollar                        509               513                424               432
     Euro                                16,162            16,019              4,345             4,393
     Mexican peso                         2,106             2,091                627               626
     African rand                           429               457                396               404
                                  --------------    --------------    ---------------    --------------
                                  $      19,697     $      19,579     $        5,792     $       5,855
                                  ==============    ==============    ===============    ==============

At May 31, 2004, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through September 2004. The following table identifies foreign currency forward contracts to buy foreign currencies at May 31, 2004 and August 31, 2003, as follows:

                                            May 31, 2004                      August 31, 2003
                                    Notional         Fair Market         Notional         Fair Market
                                     Amounts            Value             Amounts            Value
                                  --------------    --------------    --------------    --------------
Foreign currency:
(U.S. Dollar Equivalents)
Czech koruna                      $       5,913     $       6,097     $         672      $         677
Euro                                      7,366             7,338                 -                  -
                                  --------------    --------------    --------------    --------------
                                  $      13,279     $      13,435     $         672      $         677
                                  ===============   ==============    ==============    ==============

                            ARROW INTERNATIONAL, INC.


From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income / (expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and nine month periods ended May 31, 2004, the Company did not recognize any time value loses nor did it recognize any intrinsic value losses against net sales. During the three and nine month periods ended May 31, 2003, the Company did not recognize any time value losses but did recognize intrinsic value losses against net sales of $82 and $294, respectively. The Company had no foreign currency option contracts outstanding at May 31, 2004 and August 31, 2003.


Item 4.  Controls and Procedures

An evaluation was performed under supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of May 31, 2004. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended May 31, 2004 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            ARROW INTERNATIONAL, INC.


PART II. OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under a share repurchase program announced on March 23, 1999 (for up to 2,000,000 shares) and extended on April 6, 2000 (for up to an additional 2,000,000 shares). As of May 31, 2004, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57,532 since the program's inception in March 1999. No shares were repurchased by the Company under the program (or otherwise) in the three months ended May 31, 2004.


ISSUER PURCHAES OF EQUITY SECURITIES

           For the Three Months Ended
                  May 31, 2004                                                Total Program to Date
--------------------------------------------------    -----------------------------------------------------------------------
                                                      Total Number of Shares Purchased        Maximum Number of Shares that
 Total Number of Shares       Average Price Paid        as Part of Publicly Announced        May Yet Be Purchased Under the
       Purchased                  Per Share                        Program                               Program
-------------------------    ---------------------    ----------------------------------     --------------------------------

           -                          -                             3,603,600                              396,400

                            ARROW INTERNATIONAL, INC.


Item 6. Exhibits and reports on Form 8-K

        (a)     Exhibits

                See Exhibit Index on page 43 for a list of the Exhibits filed as a part of this report.


        (b)     Reports on Form 8-K

                o Current Report on Form 8-K, dated March 23, 2004, reporting under Item 12. Results of Operations and Financial Condition, announcing the Company's second quarter fiscal 2004 earnings.
                o Current Report on Form 8-K, dated April 15, 2004, reporting under Item 5. Other Events and Regulation FD Disclosure, announcing the Company's modifications in its cardiac assist strategy and corporate governance enhancements.
                o Current Report on Form 8-K, dated June 23, 2004, reporting under Item 12. Results of Operations and Financial Condition, announcing the Company's third quarter fiscal 2004 earnings.

                            ARROW INTERNATIONAL, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARROW INTERNATIONAL, INC.




Date:  July 15, 2004                     By:  /s/ Frederick J. Hirt
                                              ----------------------------------
                                                    (signature)

                                              Frederick J. Hirt
                                              Chief Financial Officer and
                                              Vice President of Finance
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION
NUMBER         OF EXHIBIT                                 METHOD OF FILING
------         ----------                                 ----------------

31.1           Rule 13a-4(a) / 15d-4(a)                   Furnished herewith
               Certification of the Chief Executive
               Officer

31.2           Rule 13a-4(a) / 15d-4(a)                   Furnished herewith
               Certification of the Chief Financial
               Officer

32.1           Section 1350 Certification of the          Furnished herewith
               Chief Executive Officer

32.2           Section 1350 Certification of the          Furnished herewith
               Chief Financial Officer