Form 10-K
period 2004-08-31
ARROW INTERNATIONAL INC
filed 2004-11-12
CIK 886046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT TO 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended August 31, 2004

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act) YES X NO
                                                      ---    ---

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 1, 2004 was approximately $794,812,068

        The number of shares of Registrant's Common Stock outstanding on October 1, 2004 was 43,785,357.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 2005, which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2004, are incorporated by reference in Part III of this report.

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

        Arrow International, Inc. (together with its subsidiaries, "Arrow" or the "Company") was incorporated as a Pennsylvania corporation in 1975. Arrow develops, manufactures and markets a broad range of clinically advanced, disposable catheters, heart assist devices and related products for critical and cardiac care. The Company's critical care products are used principally for central vascular access in the administration of fluids, drugs and blood products, patient monitoring and diagnostic purposes. These products are used by anesthesiologists, critical care specialists, surgeons, cardiologists, nephrologists, emergency and trauma physicians and other health care providers. Arrow's cardiac care products are used by interventional cardiologists, cardiac surgeons, interventional radiologists and electrophysiologists for such purposes as the diagnosis and treatment of heart and vascular disease and to provide short-term cardiac assist following cardiac surgery, serious heart attack or balloon angioplasty.

        Arrow's critical care products, the first of which were originally introduced in 1977, accounted for approximately 85.0%, 85.0% and 83.0% of net sales in fiscal 2004, 2003 and 2002, respectively. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens, that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; and Percutaneous Thrombolytic Devices, which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients. Many of the Company's vascular access catheters are treated with the ARROWg+ard(TM) or ARROWg+ard Blue Plus(TM) antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus(TM) is a stronger, longer lasting formulation of ARROWg+ard(TM) and provides antimicrobial treatment of the interior lumens and hubs of each catheter. Many of the Company's procedure kits also feature its sharps safety devices to protect against inadvertent needle sticks.

        The Company's critical care product line also includes custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems, and the HemoSonic(TM) 100 and 200, a hemodynamic monitoring device that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe.

        In November 2002, the Company expanded its critical care product line with the acquisition of Diatek, Inc., a company that develops, manufactures and markets chronic hemodialysis catheters. When acquired, Diatek was marketing in select U.S. markets the Cannon Catheter(TM), an implanted hemodialysis catheter for long-term access that is used to facilitate dialysis treatment. Previously, the Company sold acute, or short-term, catheters for hemodialysis treatment. The catheters acquired in connection with its purchase of Diatek complement and broaden the Company's product line in this field (see Item 8. Notes to Consolidated Financial Statements - Note 5). On November 7, 2003, the Company received authorization to CE-mark the Cannon Catheter(TM), enabling it to market this product line within the European Economic Area and other international markets.

        In March 2003, the Company further expanded its critical care product line with the acquisition of Klein-Baker Medical, Inc., a company that develops, manufactures and markets the NeoCare(R) product line of specialty catheters and related procedure kits for use by neonatal intensive care units. The NeoCare(R) product line was marketed in select areas of the U.S. and the Company intends to expand the sale of these products into additional U.S. and international markets and to develop additions to the basic product line. This acquisition may also serve as the base for possible further expansion of the Company's pediatric product line (see Item 8. Notes to Consolidated Financial Statements - Note 5).

        Arrow's cardiac care products accounted for approximately 15.0%, 15.0% and 17.0% of net sales in fiscal 2004, 2003 and 2002, respectively. These products include cardiac assist products, such as intra-aortic balloon, or IAB, pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. The Company's IAB products include the AutoCat(TM)2 WAVE IAB pump and associated LightWAVE(TM) catheter system, which utilize fiber optic pressure-sensing catheter instrumentation and provide automation of the pumping process for the broadest range of patients, including those with severely arrhythmic heartbeats. The Company also recently introduced the Ultraflex 7.5 Fr. IAB catheter, which is the smallest IAB in the market and employs the Company's proprietary wire reinforced technology. In the spring of 2004, the Company commenced marketing in Europe of the Arrow LionHeart(TM), a fully implantable Left Ventricular Assist System, or LVAS, capable of taking over the entire work load of the left ventricle.

        The Company's cardiac care product line also includes electrophysiology products, which are used primarily to map the electrical signals which activate the heart. The Berman(TM) Angiographic Catheter is used for pediatric cardiac angiographic procedures and the Super Arrow-Flex(TM) sheath provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. In addition, as further discussed below under "Research and Product Development," the Company is currently developing the CorAide(TM) LVAS, a small non-pulsatile centrifugal flow ventricular assist device.

                                      (2)

        SALES AND MARKETING

        Arrow markets its products to physicians and hospitals through a combination of direct selling, independent distributors and group purchasing organizations. Within each hospital, marketing efforts are targeted to those physicians, including critical care specialists, cardiologists, anesthesiologists, interventional radiologists, electrophysiologists and surgeons, most likely to use the Company's products. Arrow's products are generally sold in the form of pre-sterilized procedure kits containing the catheters and virtually all of the related medical components and accessories needed by the clinician to prepare for and perform the intended medical procedure. Additional sales revenue is derived from equipment provided for use in connection with certain of the Company's disposable products.

        In fiscal 2004, 2003 and 2002, 64.6%, 65.7% and 65.5%, respectively, of the Company's net sales were to U.S. customers. In this market, approximately 91.0% of the Company's fiscal 2004 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors.

        Internationally, the Company sells its products through direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic, Slovakia, Switzerland, Portugal and Italy. As of October 1, 2004, independent distributors in 94 additional countries sell the Company's products in the remainder of the world.

        To support growth in international sales, the Company operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and has leased 22,500 square feet of additional manufacturing space in Mexico since fiscal 2002. The Company also operates an 88,000 square foot manufacturing and product development facility in the Czech Republic, which was expanded in fiscal 2003. During fiscal 2004, the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. The first phase of this effort will include the construction of additional manufacturing facilities in the Czech Republic and in Chihuahua, Mexico, which is expected to commence in fiscal 2005.

        Revenues, profitability and long-lived assets attributable to significant geographic areas are presented in Note 16 to the Company's Consolidated Financial Statements included in Item 8.

        In general, Arrow does not produce against a backlog of customer orders. Production is based primarily on the level of inventories of finished products and projections of future customer demand with the objective of shipping from stock upon receipt of orders. No single customer accounts for more than 10% of the Company's sales. Purchase of the Company's products by hospitals and physicians has not been materially influenced by seasonal factors.

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

        RESEARCH AND PRODUCT DEVELOPMENT

        Arrow is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the clinical applications for which use of its products is appropriate. The principal focus of the Company's research and development effort is to identify and analyze the needs of physicians in critical and cardiac care medicine, and to develop products that address these needs. The Company views ideas submitted by physicians and other health care professionals as an important source of potential research and development projects. The Company believes that these end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Many of the Company's principal products and product improvements have resulted from collaborative efforts with physicians, other health care professionals or other affiliated entities. For certain proprietary ideas, the Company pays royalties to such persons, and in many instances, incorporates such persons' names in the tradename or trademark for the specific product. The Company also utilizes other outside consultants, inventors and medical researchers to carry on its research and development effort and sponsors research through medical associations and at various universities and teaching hospitals.

                                      (3)

        Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac care in 1994 with its acquisition of Kontron Instruments and supplemented this acquisition with its acquisitions of the cardiac assist divisions of Boston Scientific in 1997 and C.R. Bard, Inc. in 1998. The Company's acquisition of Sometec, S.A. in 1999 enabled it to introduce to the market its innovative ultrasound hemodynamic monitoring device. More recently, the Company's acquisition of Diatek, Inc. in November 2002 and the NeoCare(R) product line in March 2003 have allowed it to market Diatek's Cannon Catheter(TM) hemodialysis catheter product, as well as specialty catheters and related procedure kits for use in neonatal intensive care units.

        Research and development expenses totaled $30.4 million (7.0% of net sales), $28.2 million (7.4% of net sales) and $26.2 million (7.7% of net sales) in fiscal 2004, 2003 and 2002, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

        The Company's principal products currently under development are described below. There can be no assurance that the U.S. Food and Drug Administration, or the FDA, or any similar foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products.

        AUTOCAT(R)2 WAVE. In January 2004, the Company introduced its AutoCAT(R)2 WAVETM intra-aortic balloon pump and associated LightWAVE(TM) catheter system in the U.S. and Europe. The Company's AutoCAT(R)2 WAVETM IAB pump and associated LightWAVE(TM) catheter system utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats. While initial customer response to this product has been positive, during the second half of fiscal 2004, the selling process for this new technology was slowed by ramp-up issues in manufacturing. During the period that the Company was addressing these issues, it identified several areas where it determined that the product could be improved. Those improvements have been made and are now being clinically evaluated. These modifications are expected to enhance the ease of use of the AutoCAT(R)2 WAVETM, which the Company believes will provide a significant advantage over competing technologies. The Company continues to believe that this new technology represents a major step forward in intra-aortic balloon pumping and should enable the Company to gain market share based on superior performance across a range of cardiac requirements.

        During the first quarter of fiscal 2004, the Company also released its UltraFlexTM 7.5 Fr intra-aortic balloon catheter. This catheter, the smallest intra-aortic balloon catheter on the market, incorporates the Company's proprietary tubing reinforcement technology to prevent kinking.

        LIONHEART LVAS. The Arrow LionHeart(TM) LVAS is a fully implantable device which provides long-term cardiac assist for patients having insufficient left ventricular heart function. The device was developed by the Company in cooperation with Pennsylvania State University's Hershey Medical School over the course of 10 years, during which time it has undergone extensive preclinical studies and testing. The Company believes that the LionHeart(TM), which is capable of taking over the entire workload of the left ventricle, represents a significant advance in mechanical circulatory assist technology. Because it is the first fully implantable "destination therapy" device, the ability of the patient to experience an improved quality of life for an extended period of time may be enhanced. The device has no lines or cables protruding through the skin to power the system, thus eliminating a potential source of infection. It is fully implanted in the body and does not replace the heart, but assists in the pumping function of the heart's left ventricle. The device is electrically driven by a wearable battery pack that transmits power non-invasively through the skin to charge internal batteries and power the blood pump. In addition, the Arrow LionHeart(TM) enables patients to experience limited periods of untethered movement with energy supplied from rechargeable batteries implanted as part of the device.

        The first human implant of the Arrow LionHeart(TM) took place in October 1999 at The Herzzentrum NRW (The Heart Center) in Bad Oeynhausen, Germany as part of the European clinical investigation, sponsored by the Company, to demonstrate the safety and performance of the LionHeart(TM) for the purpose of obtaining a European Conformity (CE) mark. To date, three patients have lived on the device for more than two years, with the longest surviving patient exceeding three years on the device.

        As previously reported, in November 2003, the Company received authorization from its European Notified Body, TUV Product Services of Munich, Germany, or TUV, to CE-mark the Arrow LionHeart(TM) in Europe, which allows the Company to market the device within the European Economic Area for permanent implantation or "destination therapy". The Company believes that the Arrow LionHeart(TM) is the first fully implantable LVAS to receive CE-marking authorization specifically for the destination therapy indication. Earlier in fiscal 2004, the Company initiated its marketing program in Europe, which includes the training of additional centers to implant the device, supplementing those centers that were already participants in the European clinical trials, and commenced initial sales of the product.

        The Company expects to submit dossiers for the second generation LionHeart(TM) external power system and controller and related electronic components that are currently in the testing stage to TUV by the end of calendar year 2004 and anticipates receiving approval for use of these new electronics in the device approximately three months later, given that most of the device's components have not changed, no additional clinical data is required and the LionHeart(TM) quality system has already been certified by TUV. The Company's European marketing plan for the LionHeart(TM) is based upon the receipt of this approval and the CE-marking of the device's second generation electronics.

                                      (4)

        Although there are several other LVAS devices approved in Europe, they are generally used in shorter term "bridge to transplant" applications. The Company believes that the use of these other available LVAS devices for destination therapy is currently small but emerging. No meaningful market for destination therapy exists today. The Company believes that, due to the prevalence of end-stage heart disease in many areas of the world, a market for destination therapy will develop as devices such as the LionHeart(TM) are increasingly commercialized. As a related matter, however, it is currently unclear as to the extent to which health care systems, both public and private, will reimburse patients for the relatively high costs associated with destination therapy. Furthermore, continued implantation of these devices in a greater number of patients is necessary to provide additional knowledge of the ability of the typically older patients who suffer from end-stage heart disease to successfully undergo the rigors of LVAS implantation surgery.

        In February 2001, the Company received FDA, approval under an Investigational Device Exemption, or IDE, to begin Phase I human clinical trials in the United States of the LionHeart(TM). The Phase I trial was initially limited to seven patients at up to five U.S. sites. In February 2001, the Company announced the first U.S. human implant of the LionHeart(TM) under the IDE. By August 2001, the Company had enrolled all seven U.S. patients in the Phase I U.S. feasibility trial authorized under the IDE.

        In December 2001, the FDA approved the Company's request to expand this Phase I clinical trial for an additional seven patients to be implanted with the LionHeart(TM) in the U.S. The first of these seven additional implants was performed in July 2002. In May and October 2003, the second and third of these additional implants were performed, bringing the total number of patients who have received the LionHeart(TM) in the U.S. to ten. A total of eight U.S. sites have been approved to perform the remaining four implants under the Phase I trial, which the Company intends to complete upon successful implementation of the device's second generation electronics, as described above.

        As previously reported, the Company decided in the third quarter of fiscal 2004 to defer completion of the LionHeart(TM) Phase I clinical trials and commencement of the Phase II clinical trials, required by FDA to bring the product to market in the U.S., until the Company is able to implement the second generation product enhancements described above that are currently in the testing phase. This decision resulted in the Company's write off of $3.1 million in obsolete inventory and $0.6 million in manufacturing equipment in the third quarter of fiscal 2004.

        The Company's near-term focus for the LionHeart(TM) program continues to be on obtaining optimal clinical results and on evaluating the second generation product enhancements that are currently in development. The Company believes that these enhancements should increase the patient population for whom the device is suitable and provide improved quality of life for recipients. The Company does not expect sales of the LionHeart(TM) to materially impact fiscal 2005 results.

        The Company is continuing to evaluate its LionHeart(TM) program on a regular basis and has engaged an outside consulting firm to provide additional perspective on the long-term commercial opportunity for the device and strategies for maximizing its potential.

        CORAIDE LVAS. In April 2001, the Company entered into an agreement with The Cleveland Clinic Foundation, or the CCF, for the exclusive license of the CCF's patents in the field of non-pulsatile centrifugal flow ventricular assist devices for the treatment of congestive heart failure and a related agreement for continued research and development on the CorAide(TM) ventricular assist device that had been a joint development effort of the CCF and the National Institutes of Health.

        The unique, magnetically suspended flow pumping mechanism of the CorAide(TM) device uses the moving blood as its lubricating system. Arrow considers the CorAide(TM) device to be one of the most promising continuous flow bridge-to-transplant devices currently in development and believes it may represent a future generation permanent ventricular assist device if human organ systems prove to be adaptable to non-pulsatile blood flow over a long period of time. In IN VIVO trials to date, the CorAide(TM) device has shown excellent performance without the use of anticoagulant drug therapy. Moreover, its smaller size, low power requirements and lower cost relative to other ventricular assist devices currently under development provide a promising approach for bridge-to-transplant patients.

        The first human implant of a CorAide(TM) continuous flow ventricular assist system took place in Germany in May 2003 as part of a clinical trial with patients needing ventricular support prior to receiving a donor heart in order to provide a better understanding of human tolerance for non-pulsatile flow devices. As previously reported, the patient experienced unexpected elevated levels of plasma-free hemoglobin, and the device was replaced with another bridge device pending the availability of a donor heart. Subsequent analysis and testing of the CorAide(TM) device, together with small modifications to it, have provided insight into the probable causes of the elevated level of hemolysis (plasma-free hemoglobin). The Company believes it has made significant progress in its efforts to develop and test modifications to the CorAide(TM) device to address the elevated levels of hemolysis experienced in the first implant of the device. While the Company cannot be certain that these modifications will resolve the problem, it believes that suitable improvements have been developed. The Company expects that European clinical trials of the CorAide(TM) device should resume later in calendar year 2004 although, due to the pioneering nature of this program, it is difficult to predict precise timing.

        The Company considers the CorAide(TM) development program to be complementary to its ongoing program to develop and market the Arrow LionHeart(TM) LVAS. The first version of the CorAide(TM) device is not fully implantable and is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function. The Company continues to believe that successful development of the CorAide(TM) device would provide a lower cost, less invasive and broader application approach to ventricular assist than pulsatile devices that are currently available or under development.

                                      (5)

        HEMOSONIC. During fiscal 2004, the Company continued its development of an improved version of its HemoSonicTM , a monitoring device that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe, that it believes will be more user-friendly and better able to meet the needs of a broader range of physicians. The Company is currently in the final stages of this development and expects to begin market testing of the new model in fiscal 2005. The Company is also currently in the process of clinically evaluating a number of product enhancements.

MANUFACTURING AND PRODUCTION TECHNOLOGY

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

        Raw materials and purchased components essential to Arrow's business have typically been available within the lead times required by the Company and, consequently, procurement has not historically posed any significant problems in the operation of the Company's business. Although the Company currently maintains single suppliers for certain of its out-sourced components, particularly those used in the LionHeart(TM) and AutoCAT(R)2WAVETM, it is exploring alternative vendors for most of these items.

        As previously announced, the Company's Board of Directors has authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. The first phase of this effort will include the construction of additional manufacturing sites in Zdar, Czech Republic and in Chihuahua, Mexico, which is expected to commence in fiscal 2005.

        PATENTS, TRADEMARKS, PROPRIETARY RIGHTS AND LICENSES

        Arrow believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. Arrow currently holds numerous U.S. and foreign patents and patent applications that relate to aspects of the technology used in certain of the Company's products, including its radial artery catheter, percutaneous sheath introducer, interventional diagnostic catheter products, left ventricular assist device, esophageal ultrasound probe jacket and intra-aortic balloon pump products. There can be no assurance that patent applications owned by or licensed to the Company will result in the issuance of patents or that any patents owned by or licensed to the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by others.

        In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. All existing patents owned by or licensed to the Company relating to any of its major products expire after fiscal 2005.

        From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. In October 2003, the Company reached a settlement in principle for $8.0 million, or $0.12 diluted earnings per share, in two related lawsuits in which the plaintiffs had alleged that certain of the Company's hemodialysis catheter products infringed patents owned by or licensed to the plaintiffs. In December 2003, the terms of this settlement were finalized and the Company paid the $8.0 million settlement in January 2004. The Company had been obligated to pay royalties to the plaintiffs based on the sales levels for these products. Upon the final settlement of these actions, the Company no longer owes royalties to the plaintiff for any sales occurring after August 28, 2004.

        The Company is also currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until after calendar year 2004. The Company has reserved $2.0 million for estimated legal fees related to this lawsuit. The reserve amount represents the Company's responsibility to pay one-half of these legal fees while the former owners of Diatek, Inc. are responsible for payment of the other half. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action and is vigorously contesting it. Although the ultimate outcome of this action is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in this action would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

        Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW(R) and certain other trademarks.

                                      (6)

        GOVERNMENT REGULATION

        As a developer, manufacturer and marketer of medical devices, Arrow is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory agencies in jurisdictions in which the Company sells its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of marketing clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes or the FDA enforcement program will not have a material adverse effect on the Company.

        In October 2002, The Medical Device User Fee and Modernization Act of 2002 was enacted, which amended the FDA's regulations to provide, among other things, the ability for the FDA to impose user fees for pre-market reviews of medical devices. The Company's filings with the FDA for pre-market review are subject to this fee structure. The precise amount of fees that the Company will incur each year will be dependent upon the specific quantity and nature of its filings.

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

        The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. While the Company continues to make any necessary capital and operational expenditures for protection of the environment, it does not anticipate that these expenditures will have a material adverse effect on its business, financial condition or results of operations.

        PRODUCT LIABILITY AND INSURANCE

        The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability. The Company's products are used in surgical and intensive care settings with seriously ill patients. While the Company believes that, based on claims made against the Company in the past, the amount of product liability insurance maintained by the Company is adequate, there can be no assurance that such insurance will be available or in an amount sufficient to satisfy claims made against the Company in the future or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. The Company's primary global product liability insurance policy is on a claims made basis. For fiscal 2004, the Company's deductibles for its primary global product liability insurance policy were increased to $2.5 million per occurrence from $750,000 in fiscal 2003 for domestic product liability claims, with the Company's annual exposure for such deductibles in any one policy year being increased to $5.0 million in fiscal 2004 from $1.5 million in fiscal year 2003. Effective for fiscal 2005, the Company's deductibles for its primary global product liability insurance policy have been decreased to $2.0 million per occurrence from $2.5 million in fiscal 2004 with the Company's annual aggregate exposure for such deductibles being limited to $4.0 million for any one policy year. The policy year runs from September 1 to August 31 and has a $10.0 million aggregate limit. The Company also has

                                      (7)
additional layers of coverage insuring up to $35.0 million in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Product liability claims in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, reputation, its ability to attract and retain customers for its products and its results of operations.

        EMPLOYEES

        As of October 1, 2004, Arrow had approximately 3,500 full-time employees, of which 269 were hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities. These hourly-paid employees are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in August 2006. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.

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

Stringent Government Regulation

        The Company's products are subject to extensive regulation by the FDA and, in some jurisdictions, by state, local and foreign governmental authorities. In particular, the Company must obtain specific clearance or approval from the FDA before it can market new products or certain modified products in the United States. In the United States, permission to distribute a new device generally can be met either through a 510(k) premarket notification or an application for a premarket approval, or PMA.

        Under the FDA's requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed predicate device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. With the exception of one product, the Company has, to date, obtained FDA marketing clearance for its products only through the 510(k) premarket notification process. The 510(k) premarket notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance is normally three months or less. However, this process may take several months to a year or longer.

        If substantial equivalence cannot be established or if the FDA determines that additional safety and effectiveness data is required to support an approval, the FDA will require that the manufacturer submit a PMA application that must be approved by the FDA prior to marketing the device in the United States. The PMA application must be supported by extensive data, including preclinical (laboratory) data and human clinical data, to demonstrate the safety and efficacy of the device with respect to its intended use disclosed in the application.

        Certain of the Company's products under development, including the Arrow LionHeartTM LVAS and the CorAideTM ventricular assist device require approval through the more rigorous PMA application process. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has approved PMA applications within the allotted time period, review more often occurs over a significantly protracted period, usually 18 to 36 months, and a number of devices have never been cleared for marketing.

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

        The FDA often requires post-market surveillance requirements for significant risk devices, such as ventricular assist devices, that require ongoing collection of clinical data during commercialization that must be gathered, analyzed and submitted to the FDA periodically for up to several years. These data collection requirements can be burdensome.

                                      (8)

        The Company is also required to adhere to applicable U.S. and international quality system regulations, which require that the Company manufacture its products and maintain its records in a prescribed manner with respect to design, test, and manufacturing and quality control activities. To the extent that any quality issues are identified with respect to the Company's products, the Company could be subject to substantial costs and write-offs, which could materially impact its results of operations. In addition, the Company is required to comply with FDA requirements for labeling and promotion of its products.

        Medical device laws are also in effect in many of the countries outside the U.S. in which the Company does business. These laws range from comprehensive device approval and quality system requirements for some or all of the Company's products to simpler requests for product data, certifications or compliance with packaging or labeling requirements. Many of the regulations applicable to the Company's products in foreign countries are similar to those of the FDA and the number, scope and stringency of these requirements are increasing, which is adding to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting such releases. For example, in the European Union, a single regulatory approval process has been created, with approval represented by the CE-mark. Although the Company has to date received authorization to CE-mark many of its more innovative products, including the Arrow Lionheart(TM) LVAS and its Cannon Catheter(TM), there can be no assurance that its other products under development will be able to meet this stringent requirement for marketing a medical device in the European Union. In addition, the Company is required to notify the FDA if it exports to certain countries medical devices manufactured in the U.S. that have not been approved by the FDA for distribution in the U.S.

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

Health Care Cost Containment and Third Party Reimbursement

        The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although its products are used primarily for non-optional medical procedures, the Company believes that the overall escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services. In the United States, these cost pressures have led to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. Third party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. As a result, even though a new medical device may have been approved by the FDA, the Company may find limited demand for the device until reimbursement approval has been obtained from governmental and private third party payers. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. There can be no assurance that hospital purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of the Company's products.

        In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers tend to be larger, more complex and involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on product pricing, although the Company is unable to estimate the potential impact on it at this time. Several comprehensive health care reform proposals have been, and continue to be, considered by the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Several foreign countries in which the Company does business are also considering, and in some countries have already adopted, similar reforms to limit the growth of health care costs, including price regulation. Implementation of government health care reform and other efforts to control costs may limit the price of, or the level at which

                                      (9)
reimbursement is provided for, the Company's products. The Company anticipates that the U.S. Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. There can be no assurance that any such reforms will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Historically, litigation has been necessary to enforce and defend certain patent and trademark rights held by the Company. Future litigation may be necessary to enforce patent and other intellectual property rights belonging to the Company, to protect its trade secrets or other know-how owned by it, or to defend itself against claimed infringement of the rights of others and to determine the scope and validity of its and others' proprietary rights. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, require it to seek licenses from third parties and prevent it from manufacturing, selling or using certain of its products, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Operations

        Because the Company generates significant sales outside of the United States and many of its manufacturing facilities and suppliers are located outside of the U.S., it is subject to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles and problems in collecting accounts receivable; risks arising from a specific country's or region's political or economic conditions, including the possibility of any terrorist actions; fluctuations in currency exchange rates; foreign exchange controls which restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of the Company's international operations. As the Company's revenues from international operations increase, an increasing portion of its revenues and expenses are being denominated in currencies other than U.S. dollars and, consequently, changes in exchange rates are having a greater effect on its operations. Inventory management is a concern in international operations due to the potential for rapidly changing business conditions and currency exposure. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to regulation of medical devices, labor, taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could also have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Product Liability

        The Company's business exposes it to potential product liability risks which are inherent in the design, manufacture and marketing of catheters and related medical devices. The Company's products are often used in surgical and intensive care settings with seriously ill patients. In addition, many of the medical devices manufactured and sold by the Company are designed to be implanted in the human body for long periods of time and component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks with respect to these or other products manufactured or sold by the Company could result in an unsafe condition or injury to, or death of, the patient. The occurrence of such a problem could result in product liability claims and/or a recall of, or safety alert relating to, one or more of the Company's products. There can be no assurance that the product liability insurance maintained by the Company will be available or sufficient to satisfy all claims made against it or that it will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. Product liability claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, reputation, its ability to attract and retain customers for its products and its results of operations. In recent years, physicians, hospitals and other medical service providers who are users of the Company's products have become subject to an increasing number of lawsuits alleging medical malpractice. Medical malpractice suits often involve large claims and substantial defense costs. The Company is subject to the risks associated with any such medical malpractice lawsuits.

                                      (10)

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

ITEM 2. PROPERTIES

        Arrow's corporate headquarters and principal research center are located in a 165,000 square foot facility in Reading, Pennsylvania. This facility, which also includes manufacturing space, is located on 126 acres.

        Other major properties owned by the Company include a 165,000 square foot manufacturing and warehousing facility in Asheboro, North Carolina, which is currently being expanded to accommodate increased production and shipping requirements; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; a 40,000 square foot manufacturing facility in Chihuahua, Mexico, a 24,300 square foot manufacturing facility in San Antonio, Texas acquired in connection with the Company's acquisition of the NeoCare(R) product line in March 2003, which the Company intends to sell in order to consolidate certain of its manufacturing operations; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and an 88,000 square foot manufacturing and research facility in the Czech Republic. The Company has also begun construction of an additional manufacturing site in Zdar, Czech Republic and is in the process of acquiring an additional manufacturing site near its existing plant in Chihuahua, Mexico as part of its recently approved multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations, as described elsewhere in this report.

        In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts; a 21,000 square foot sales office and distribution center in Hicksville, New York; a 22,500 square foot manufacturing facility in Camargo, Mexico; a 19,000 square foot office center in Wyomissing, PA; and a 19,300 square foot manufacturing facility in Winston Salem, North Carolina, which the Company plans to terminate in conjunction with the consolidation of its North Carolina - based manufacturing operations. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, the Netherlands, Spain, Italy, Slovakia and Greece, and sales office space in Mexico and Belgium.

        The Company considers all of its facilities to be in good condition and adequate to meet the present and reasonably foreseeable needs of the Company. The Company believes that it will be able to renew all leases that it intends to renew on commercially reasonable terms as they become due, or, if it is unable to renew them, that suitable replacement space would be available on commercially reasonable terms.

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



                                      (11)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2004 through the solicitations of proxies or otherwise.

EXECUTIVE OFFICERS

        The executive officers of Arrow and their ages and positions as of November 1, 2004 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.


        Name                         Age           Current Position
        ----                         ---           ----------------

        Carl G. Anderson, Jr.        59            Chairman and Chief Executive Officer

        Philip B. Fleck              60            President and Chief Operating Officer

        Paul L. Frankhouser          59            Executive Vice President - Global Business
                                                      Development

        James T. Hatlan              57            Senior Vice President - Manufacturing

        Frederick J. Hirt            56            Senior Vice President-Finance and Chief Financial
                                                     Officer

        Carl W. Staples              53            Senior Vice President-Human Resources

        Philip M. Croxford           44            Group Vice President - Critical Care and
                                                     Cardiac Assist

        John C. Long                 39            Vice President - Secretary and Treasurer

        Paul Cornelison              40            Vice President-Regulatory Affairs
                                                     and Quality Assurance

        Mr. Anderson has served as Chairman and Chief Executive Officer of the Company since September 1, 2003. Mr. Anderson succeeded Marlin Miller, Jr., who retired from the Company on August 31, 2003 after serving as its Chairman of the Board and Chief Executive Officer since it was founded in 1975. From January 2002 to August 31, 2003, Mr. Anderson served as Vice Chairman of the Board and General Manager of the Company's Critical Care Division with responsibility for worldwide sales, marketing, research and development of the Company's critical care products. Mr. Anderson has served as a director of Arrow since January 1998 and, prior to his employment by the Company, served as President and Chief Executive Officer of ABC School Supply, Inc., a producer of materials and equipment for public and private schools, from May 1997 to December 2001. Mr. Anderson served as Principal with the New England Consulting Group, a general management and marketing consulting company, from May 1996 to May 1997, as Vice President, General Manager, Retail Consumer Products of James River Corporation, a multinational company engaged in the development, manufacture and marketing of paper-based consumer products ("James River"), from August 1994 to March 1996, and as Vice President, Marketing, Consumer Brands of James River from May 1992 to August 1994, and in various capacities with Nestle Foods Corporation, the latest as Vice President, Division General Manager, Confections, from 1984 to May 1992. Prior thereto, Mr. Anderson served in several marketing and management capacities with Procter & Gamble from 1972 to 1984. Mr. Anderson also serves as a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

        Mr. Fleck has served as President and Chief Operating Officer of the Company since January 1999. Mr. Fleck recently announced his retirement from the Company, effective December 31, 2004, after serving in management capacities with the Company and its predecessor for more than 33 years and making a major contribution to the Company's success. Upon his retirement, Mr. Fleck will continue to serve the Company as a consultant. From June 1994 to January 1999, he served as Vice President - Research and Manufacturing of the Company. From 1986 to June 1994, Mr. Fleck served as Vice President - Research and Engineering of the Company. From 1975 to 1986, Mr. Fleck served as Engineering Manager of the Company.

        Mr. Frankhouser has served as Executive Vice President - Global Business Development of the Company since January 2002, with responsibility for worldwide evaluation and acquisition of new business opportunities. Mr. Frankhouser recently announced his retirement from the Company, effective January 31, 2005, after serving in management capacities with the Company and its predecessor for more than 41 years and making a major contribution to the Company's success. Upon his retirement, Mr. Frankhouser will continue to serve the Company as a consultant. From January 1999 to January 2002, Mr. Frankhouser served as Executive Vice President of the Company, with responsibility for worldwide sales and marketing. He served as Vice President-Marketing of the Company from 1986 until January 1999. From 1980 to 1986, Mr. Frankhouser served as Manager of Marketing of the Company.

                                      (12)

        Mr. Hatlan was elected Senior Vice President - Manufacturing effective October 27, 2004 and served as Vice President - Strategic Planning of the Company since September 2003. Prior to joining the Company, Mr. Hatlan served at ABC School Supply, Inc., a producer of materials and equipment for public and private schools, in several executive positions including Chairman from 1997 to 2002, and held various senior management positions at James River Corporation, Tambrands Inc., and Procter & Gamble from 1972 to 1996.

        Mr. Hirt was elected Senior Vice President - Finance and Chief Financial Officer effective October 27, 2004 and served as Vice President - Finance and Chief Financial Officer of the Company since August 1998. From August 1998 until January 2003, he also served as Treasurer of the Company. Prior to joining the Company, from 1980 to 1998, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., the latest as Vice President, Accounting and Reporting.

        Mr. Staples was elected Senior Vice President, Human Resource effective October 27, 2004 and served as Vice President, Human Resources of the Company since September 2002. Prior to joining the Company, Mr. Staples served as Vice President Human Resources and in various other human resources capacities with CIBA Specialty Chemicals, a manufacturer of specialty chemicals, from 1989 through August 2002. From 1974 to 1989, Mr. Staples served in various human resources-related positions with Sara Lee Corporation, Bausch & Lomb Incorporated, Rockwell International, and Union Carbide Corporation.

        Mr. Croxford was elected Group Vice President - Critical Care and Cardiac Assist effective October 27, 2004 and served as Vice President and General Manager of the Company since August 2003. Prior to joining the Company, Mr. Croxford served as Vice President/General Manager, Wound Management Business Unit from March 1996 to August 2003 at Johnson & Johnson Medical and Ethicon, Inc. and as Business Unit Director and various other senior marketing sales positions at Smith & Nephew Plc from 1989 to March 1996.

        Mr. Long has served as Vice President and Treasurer of the Company since January 2003 and was also elected Secretary effective April 15, 2004, and served as Assistant Treasurer from 1995 to January 2003. Prior to joining the Company, Mr. Long served as Controller for the Jaindl Companies, a group of privately held companies involved in agribusiness and real estate development, from 1989 to 1995. From 1986 to 1989, Mr. Long was employed in the Allentown office of Concannon, Gallagher, Miller & Co., CPA's. Mr. Long also serves as a director of American Bank Incorporated, a regional commercial bank.

        Mr. Cornelison was elected to the position of Vice President-Regulatory Affairs and Quality Assurance effective April 14, 2004 and served as Director of Regulatory Affairs and Quality Assurance of the Company since August 2001. Prior to joining the Company Mr. Cornelison served as Senior Regulatory Project Director at the Regulatory Clinical Institute, a company offering specialized consulting services to the medical industry, from December 2000 to August 2001.


OTHER INFORMATION

        QUALIFIED TRADING PLANS. The Company's President and Chief Operating Officer, Philip B. Fleck, and two of the Company's directors and founders, Marlin Miller, Jr. and John H. Broadbent, Jr., have informed the Company that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their ongoing service to the Company, in the first quarter of fiscal 2005 they established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their personal holdings of the Company's common stock. Each of these plans provide for weekly or other periodic stock sales and do not prohibit Mr. Fleck, Mr. Miller or Mr. Broadbent from executing additional transactions with respect to the Company's common stock.





                                      (13)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock has traded publicly on The Nasdaq Stock Market under the symbol "ARRO" since June 9, 1992, the date that its common stock was initially offered to the public. The table below sets forth the high and low sale prices of the Company's common stock as reported by The Nasdaq Stock Market and the quarterly dividends per share declared by the Company during the last eight fiscal quarters. On August 15, 2003, the Company effected a two-for-one split of its common stock while retaining the rate of its quarterly cash dividends. All historical share and per share amounts in the table below have been adjusted to reflect these actions.


                                        Price per Share
                             ======================================
Quarter Ended                       High                Low               Dividends per Share
========================     ======================================    =========================
August 31, 2004                  $32.7200             $26.6100                 $0.0900
May 31, 2004                     $31.2800             $26.6200                 $0.0900
February 29, 2004                $29.3700             $24.6100                 $0.0900
November 30, 2003                $27.1000             $22.4300                 $0.0800

August 31, 2003                  $25.8000             $21.4100                 $0.0800
May 31, 2003                     $22.3100             $20.2350                 $0.0400
February 28, 2003                $21.8750             $18.6450                 $0.0400
November 30, 2002                $19.3750             $15.7500                 $0.0350

        As of October 1, 2004, there were approximately 519 registered shareholders of the Company's common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under a share repurchase program announced on March 23, 1999 (for up to 2,000,000 shares) and extended on April 6, 2000 (for up to an additional 2,000,000 shares). As of August 31, 2004, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57,532,444 since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) during fiscal 2004.


            For the Fiscal Year Ended
                 August 31, 2004                                              Total Program to Date
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



                                      (14)

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data for the years ended August 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 2004 and 2003 and for each of the three years in the period ended August 31, 2004, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, an independent registered public accounting firm are included in Item 8 of this report. The following data should be read in conjunction with the Company's audited consolidated financial statements, the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 7 and 8 of this report.

                                                          2004            2003           2002            2001            2000
                                                       ------------    -----------    ------------    ------------    ------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales                                                $ 433,134      $ 380,376       $ 340,759       $ 334,042       $ 325,714
Cost of goods sold                                         208,687        190,246         169,625         158,573         156,107
     Gross profit                                          224,447        190,130         171,134         175,469         169,607
Operating expenses
     Research, development and engineering                  30,374         28,170          26,165          25,209          19,771
     Selling, general, and administrative                  110,192         89,354          78,406          78,499          74,921
     Restructuring charge                                      208              -               -               -               -
     Special charges*                                            -          8,000           8,005               -           3,320
       Total operating expenses                            140,774        125,524         112,576         103,708          98,012
Operating income                                            83,673         64,606          58,558          71,761          71,595

Other expenses (income), net                                   796         (2,312)            781           2,291           2,145
Income before income taxes                                  82,877         66,918          57,777          69,470          69,450
Provision for income taxes                                  26,935         21,248          18,777          22,925          23,266
                                                       ------------    -----------    ------------    ------------    ------------

Net income                                               $  55,942       $ 45,670       $  39,000       $  46,545       $  46,184
                                                       ============    ===========    ============    ============    ============

Basic earnings per common share                          $    1.28       $   1.05       $    0.89       $    1.06       $    1.03
                                                       ============    ===========    ============    ============    ============

Diluted earnings per common share                        $    1.26       $   1.04       $    0.88       $    1.05       $    1.03
                                                       ============    ===========    ============    ============    ============

Cash dividends per common share                          $  0.3500       $ 0.1950       $  0.1375       $  0.1275       $  0.1175

Weighted average shares used in computing
   basic earnings per common share                          43,559         43,399          43,826          43,991          44,901

Weighted average shares used in computing
   diluted earnings per common share                        44,302         43,773          44,211          44,241          45,038

        All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.

                                      (15)

                                                          2004            2003           2002            2001            2000
                                                       ------------    -----------    ------------    ------------    ------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:

Working capital                                          $ 209,602      $ 163,914       $ 157,162       $ 110,227        $ 78,132

Total assets                                               549,208        493,897         426,776         418,209         385,814

Notes payable and current maturities of
   long-term debt                                           29,056         28,731          16,432          50,722          60,481

Long-term debt, excluding current maturities                    -           3,735             300             600             900

Shareholders' equity                                       446,331        390,646         360,356         326,089         285,204

        Certain prior period amounts in the table above have been reclassified to conform to the fiscal 2004 presentation (see Item 8. Notes to Consolidated Financial Statements - Note 1).

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





                                      (16)

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

EXECUTIVE OVERVIEW

        Arrow is a worldwide developer, manufacturer and marketer of a broad range of clinically advanced, disposable catheters, heart assist devices and related products for critical and cardiac care. The Company markets its products to physicians and hospitals through a combination of direct selling, independent distributors and group purchasing organizations. Within each hospital, marketing efforts are targeted to those physicians, including critical care specialists, cardiologists, anesthesiologists, interventional radiologists, electrophysiologists and surgeons, most likely to use the Company's products. The Company's largest geographical markets are the United States, Europe and Japan.

        The Company's revenues are generated from sales of its products, less certain related charges, discounts, returns and other allowances. The Company's costs and expenses consist of costs of goods sold; research, development and engineering expense; selling, general and administration expense; and other expenses (income). Costs of goods sold consist principally of costs relating to the manufacture and distribution of the Company's products. Research, development and engineering expense consists principally of expenses incurred with respect to the Company's internal research, development and engineering activities to introduce new products to market and enhancements to its existing products, payments for third-party research and development activities, and acquired in-process research and development costs arising from the Company's acquisition activities. Selling, general and administrative expense consists principally of costs associated with the Company's marketing and sales efforts and administrative operations and commitments. Other expenses (income) consists principally of interest expense on the Company's outstanding indebtedness, interest income and other items, such as foreign currency exchange gains and losses, which may impact the comparability of the Company's results of operations between periods.

        The Company's ability to grow its net income largely depends upon generating increased sales of its products, particularly its higher margin products, and further improving its operating efficiency. The Company's sales growth is driven by its development and marketing of clinically advanced new products and enhancements to its existing products to increase their effectiveness, ease of use, safety and reliability, as well as to expand the clinical applications for which their use is appropriate. In this regard, the Company has strategically increased its spending on research and development in each of fiscal 2004 and fiscal 2003 and expects to continue to increase its research and development spending in fiscal 2005. The Company also anticipates generating higher sales through selective acquisitions of new businesses, products and technologies that complement its existing product lines, as it has done from time to time in the past.

        The Company is focused on improving operating margins by increasing the efficiency of its manufacturing operations and maintaining effective cost-containment programs. In this regard, the Company has recently initiated a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations, the first phase of which will entail development of additional manufacturing facilities in the Czech Republic and Mexico, and is also in the process of consolidating certain of its U.S.-based manufacturing operations. In addition, the Company has improved operating margins through selective acquisitions of some of its distributors and/or distribution rights in key U.S. and international markets, thereby increasing the percentage of its sales generated by its direct sales force.

        The Company faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small start-up enterprises to companies that are larger than Arrow with greater financial and other resources. In addition, in response to concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting it to respond more effectively to competitive pricing in an environment where its ability to increase prices is limited.

        Management's discussion and analysis (MD&A) begins with an examination of the material changes in the Company's operating results for fiscal 2004 as compared to fiscal 2003, and its operating results for fiscal 2003 as compared to fiscal 2002. The discussion then provides an examination of liquidity and capital resources, focusing primarily on material changes in operating, investing and financing activities as depicted in the Company's consolidated statements of cash flows included in Item 8 of this report, information on the Company's available credit facilities and a summary of its outstanding contractual obligations. Finally, MD&A provides information on critical accounting policies and estimates and new accounting standards.

                                      (17)

                              RESULTS OF OPERATIONS

        The following table presents for the three years ended August 31, 2004 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period percentage changes in the dollar amounts of the respective line items.

                                                                                          Period-to-Period
                                                Percentage of Net Sales                  Percentage Change
                                           ----------------------------------    -----------------------------------
                                                 Year ended August 31,             2004         2003         2002
                                           ----------------------------------       vs           vs           vs
                                              2004         2003         2002       2003         2002         2001
                                           --------     --------     --------    ---------    ---------    ---------
Net sales                                    100.0 %      100.0 %      100.0 %       13.9 %       11.6 %       2.0 %

Gross profit                                  51.8         50.0         50.2         18.0         11.1        (2.5)
Operating expenses:
     Research, development and
          engineering                          7.0          7.4          7.7          7.8          7.6         4.0
     Selling, general and
          administrative                      25.4         23.5         23.0         23.3         14.0         0.1
     Restructuring charge                      0.1            -            -            *            *           *
     Special charges**                           -          2.1          2.3          0.0          0.0           *
                                           --------     --------     --------    ---------    ---------    ---------
Operating income                              19.3         17.0         17.2         29.6         10.2       (18.4)
Other expenses (income), net                   0.1        (0.6)         0.2        (134.4)       396.0       (65.9)
Income before income taxes                    19.2         17.6         17.0         23.9         15.7       (16.8)
Provision for income taxes                     6.3          5.6          5.6         26.8         13.2       (18.1)
                                           --------     --------     --------    ---------    ---------    ---------

Net income                                    12.9 %       12.0 %       11.4 %       22.3         17.2 %     (16.1) %

        *Not a meaningful comparison
        **See Item 8. Financial Statements and Supplementary Data for a description of special charges

FISCAL 2004 COMPARED TO FISCAL 2003

        NET SALES. Net sales increased by $52.7 million, or 13.9%, to $433.1 million in fiscal 2004 from $380.4 million in fiscal 2003 due primarily to an increase in critical care product sales and a favorable foreign exchange impact during fiscal 2004 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased international sales for fiscal 2004 of $10.7 million or 2.8% of total Company sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and other allowances. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                     For the years ended
                                         August 31, 2004       August 31, 2003
                                         ---------------       ---------------
   Central venous catheters *               $ 222.7                 $ 186.4
   Specialty catheters                        135.1                   124.1
   Stepic distributed products                 12.0                    13.0
                                            -------                 -------
        Subtotal critical care                369.8                   323.5
   Cardiac care                                63.3                    56.9
                                            -------                 -------
        TOTAL                               $ 433.1                 $ 380.4
                                            =======                 =======

*Includes Diatek product sales in the second, third and fourth fiscal quarters of both years and NeoCare(R) product sales in the third and fourth fiscal quarters of both years.

                                      (18)

        Sales of critical care products increased 14.3% to $369.8 million from $323.5 million in fiscal 2003 due primarily to increased sales of central venous catheters and specialty catheters. Sales of central venous catheters increased in fiscal 2004 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line in fiscal 2003. Sales of specialty catheters increased in fiscal 2004 due to improved sales of arterial products, epidural products and intravenous and extension sets. Sales of cardiac care products increased 11.2% to $63.3 million from $56.9 million in fiscal 2003 due primarily to increased sales of intra-aortic balloon pumps, especially in international markets, and Super Arrow-Flex(R) products. Total Company U.S. sales increased 12.0% to $279.9 million from $249.9 million in the prior year principally as a result of increased sales of central venous and specialty catheters. International sales increased by 17.4% to $153.2 million from $130.5 million in the prior year principally as a result of increased sales of central venous catheters, specialty catheters and intra-aortic balloon pumps, and the effect of foreign currency exchange rates, as noted above. International sales represented 35.4% of net sales in fiscal 2004, compared to 34.3% in the prior year.

        The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 36% from 34% in the prior year for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 62% from 59% in the prior year.

        The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 7% in fiscal 2004 from 5% in the prior year for total Company sales. The safety device procedure kit conversion percentages for the U.S. market in fiscal 2004 increased to 14% from 9% in the prior year.

        GROSS PROFIT. Gross profit increased 18.0% to $224.4 million in fiscal 2004 from $190.1 million in fiscal 2003. As a percentage of net sales, gross profit increased to 51.8% in fiscal 2004 compared to 50.0% in fiscal 2003. The increase in gross margin was due primarily to (1) lower margins realized in fiscal 2003 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of Stepic Medical, its former New York City distributor, in September 2002; (2) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments; (3) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002; and (4) higher margins on products distributed in Florida and certain southeastern states as a result of the Company's acquisition of its former distributor, IMA, Inc., in July 2003, which enabled the Company to conduct direct sales activity in this region. These increases were offset in part by the Company's write-off of $3.1 million of inventory in the third quarter of fiscal 2004 for certain LionHeart(TM) components that became obsolete with the Company's previously announced decision during the quarter not to proceed with the LionHeart(TM) Phase II U.S. clinical trials using the first generation LionHeart(TM) power system and controller.

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

        RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses increased by 7.8% to $30.4 million in fiscal 2004 from $28.2 million in the prior year. As a percentage of net sales, these expenses decreased to 7.0% in fiscal 2004 compared to 7.4% in fiscal 2003. The increase in research, development and engineering expenses was primarily due to higher spending in fiscal 2004 on the Arrow LionHeart(TM) as a result of incremental spending associated with the development of the LionHeart's second generation electronics and increased research and engineering expenditures in fiscal 2004 for the Company's critical care product line. There increases were offset in part by the fiscal 2003 write-off of $3.6 million related to development costs for the second generation of external batteries used in the Arrow LionHeart(TM) and decreased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. The Company currently anticipates that research, development and engineering expenses related to the development of second generation LionHeart(TM) components will be approximately $0.9 million ($0.6 million after tax, or $0.01 diluted earnings per share) in the first quarter of fiscal 2005.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 23.3% to $110.2 million from $89.4 million in the previous year, and were 25.3% of net sales in fiscal 2004 compared to 23.5% in fiscal 2003. This increase was due primarily to several factors: (1) increased expenses of $3.4 million incurred in connection with the Company's acquisitions in fiscal 2003 of Diatek, the NeoCare(R) product line and IMA, Inc., its former Florida distributor; (2) a $3.0 million increase in expenses related to the Company's international operations as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; (3) increased expenses of $1.7 million for the write-off of the costs related to a previously planned building expansion of the Company's headquarters in Reading, PA; (4) increased expenses of $1.3 million relating to an increase in the accrual for the Company's income growth bonus plan for its executive officers and key management employees; (5) an increase in expenses of $1.1 million related to an increase in the vacation accrual due in part to an incremental increase in the Company's vacation benefit for its employees resulting from a modification to its vacation policy; and (6) an increase in expenses of $0.9 million related to an increase in the accrual for the Company's sales commission plan due to better sales performance against Company objectives during the fourth quarter of fiscal 2004. These increases were offset in part by a decrease in legal costs of $1.8 million associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products, which, as previously reported, was settled in December 2003.

                                      (19)

        Net periodic pension cost is recorded in operating expenses in amounts determined by the Company's actuaries and is based on management's estimates of expected interest rates, expected rates of return on plan assets and expected compensation increases. These estimates reflect management's best judgments in the current circumstances. Actual results may differ from the estimates. Interest rate assumptions are based on market rates at the beginning of the Company's fiscal year. Expected rates of return on plan assets are based in part on the Company's historical asset portfolio performance over the prior ten year period and also on the estimated rate of return on plan assets in the future. The Company's rate of compensation increase assumption is based on its historical compensation percentage increases as well as its expected rate increases in future periods.

        SPECIAL AND OTHER CHARGES. The Company recorded a charge of $0.6 million ($0.4 million after tax, or $0.01 diluted earnings per share) in the third quarter of fiscal 2004 for a write-off of manufacturing equipment relating to the LionHeart(TM) and also recorded $0.2 million ($0.1 million after tax, or less than $0.01 diluted earnings per share) of restructuring expenses related to accrued severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities in the fourth quarter of fiscal year 2004.

        The Company also incurred a special charge in the fourth quarter of fiscal 2003 totaling $8.0 million ($5.4 million after tax, or $0.12 diluted earnings per share) to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as discussed in Item 1 of this report, relate to certain of the Company's hemodialysis catheter products.

        OPERATING INCOME. Principally due to the above factors, operating income increased 29.6% to $83.7 million in fiscal 2004 from $64.6 million in fiscal 2003.

        OTHER EXPENSES (INCOME), NET. Other expenses (income), net, increased to $0.8 million of expense in fiscal 2004 from $2.3 million of income in fiscal 2003, principally due to foreign currency transaction gains in the prior year resulting from the translation of intercompany receivables denominated in the functional currencies of the Company's international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporarily unhedged foreign currency position leading to a foreign currency transaction gain of $1.0 million. This foreign currency position was hedged later in the third quarter of fiscal 2003. In addition, in fiscal 2003 the Company realized interest income accruing on refunds related to amended federal tax returns, which claimed additional research and development credits and depreciation of equipment. Aggregate foreign exchange losses were $0.6 million and $0.1 million in fiscal 2004 and 2003, respectively. Foreign currency contracts resulted in $0.7 million of losses in fiscal 2004 and $0.7 million of gains in fiscal 2003.

        INCOME BEFORE INCOME TAXES. As a result of the factors discussed above, income before income taxes increased in fiscal 2004 by 23.9% to $82.9 million from $66.9 million in fiscal 2003. The Company's effective income tax rate increased to 32.5% from 31.8% in fiscal 2003, primarily due to a favorable tax settlement with the IRS in the fourth quarter of fiscal 2003 related to the Company's research and development tax credits.

        JAPANESE AND U.S. TAX MATTERS. In addition, the Company made a payment in March 2004 of $10.0 million to settle a tax assessment related to an ongoing Japanese government tax audit of the Company's transfer pricing with its Japanese subsidiary. The Company intends to utilize competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this required Japanese tax payment. The Company believes that the amount ultimately recovered through these proceedings has been fully provided for as of August 31, 2004 and, therefore, will not adversely affect its future results of operations.

        On October 22, 2004 the President signed The American Jobs Creation Act of 2004 (the Act). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extraterritorial Income Regime (ETI) over a three year phase out period beginning in 2005. However, the phase out will still allow the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a deduction for US domestic manufacturers beginning in the Company's fiscal year 2006. This new deduction begins at 3% of US domestic manufacturer's income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008-2010 and achieves it's maximum rate of 9% for the Company's fiscal years 2010 and beyond. While an exact calculation of the effects of these changes has not been undertaken, management believes that the phased out repeal of the ETI benefit during 2005 and 2006 and the phase in of the new manufacturing deduction benefit from 2006-2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for 2005 and beyond.

        NET INCOME. Net income in fiscal 2004 increased 22.3% to $55.9 million from $45.7 million in fiscal 2003. As a percentage of net sales, net income represented 12.9% in fiscal 2004 compared to 12.0% in fiscal 2003.

        PER SHARE AND HISTORICAL SHARE INFORMATION. During the fourth quarter of fiscal 2003, the Company approved the issuance, effective on August 15, 2003, of an additional share of common stock for each share issued and outstanding on the record date of August 1, 2003 while retaining the rate of its quarterly dividend, which resulted in the doubling of its quarterly dividend to $0.08 per share. All historical share and per share information in this report has been adjusted to reflect these corporate actions.

                                      (20)

        Basic earnings per common share were $1.28 in fiscal 2004, up 21.9%, or $0.23 per share, from $1.05 in fiscal 2003. Diluted earnings per common share were $1.26 in fiscal 2004, up 21.2%, or $0.22 per share, from $1.04 in fiscal 2003. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 43,559,410 in fiscal 2004 from 43,399,363 in fiscal 2003 primarily as a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the fiscal year offset in part by the Company's repurchases of shares during fiscal 2003 under its share repurchase program, which resulted in a full impact on the weighted average share calculation in fiscal 2004 compared to a partial impact in the prior year. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,301,960 in fiscal 2004 from 43,773,253 in fiscal 2003 primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.

FISCAL 2003 COMPARED TO FISCAL 2002

        NET SALES. Net sales increased by $39.6 million, or 11.6%, to $380.4 million in fiscal 2003 from $340.8 million in fiscal 2002 due primarily to an increase in critical care product sales, including sales of products distributed by the Company's new Stepic subsidiary formed in fiscal 2003 following the Company's acquisition of the net assets of its former New York City distributor, and a favorable foreign exchange impact during fiscal 2003 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, as further discussed below. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                     For the years ended
                                         August 31, 2004       August 31, 2003
                                         ---------------       ---------------
   Central venous catheters*                $ 186.4                 $ 164.1
   Specialty catheters                        124.1                   115.0
   Stepic distributed products                 13.0                       -
                                            -------                 -------
        Subtotal                              323.5                   279.1
   Drug infusion pumps                            -                     4.9
                                            -------                 -------
        Subtotal critical care                323.5                   284.0
   Cardiac care                                56.9                    56.8
                                            -------                 -------
        TOTAL                               $ 380.4                 $ 340.8
                                            =======                 =======

        *Includes Diatek and NeoCare(R) product sales of $6.4 million in fiscal 2003.

        Sales of critical care products increased 13.9% to $323.5 million from $284.0 million in fiscal 2002, due primarily to increased sales of central venous and specialty catheters offset by decreased sales of drug infusion products as a result of the Company's divestiture of its implantable drug infusion pump business in fiscal 2002, as discussed below. Sales of central venous catheters increased in fiscal 2003 due primarily to an increase in the number of hospitals that began purchasing the Company's recently introduced procedure kits featuring its safety devices as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the NeoCare(R) product line, respectively. Sales of specialty catheters increased in fiscal 2003 due to improved sales of epidural products, intravenous and extension sets, percutaneous thrombolytic devices, and rapid infusion catheters. Sales of cardiac care products increased to $56.9 million from $56.8 million in fiscal 2002, due primarily to increased sales of intra-aortic balloon pump and diagnostic products offset by decreased sales to another medical device manufacturer. International sales increased by 11.1% to $130.5 million from $117.5 million in the prior year and represented 34.3% of net sales in fiscal 2003, compared to 34.5% in the prior year. As a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, net sales for fiscal 2003 increased $8.1 million.

        In April 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business pursuant to an asset purchase agreement dated as of March 1, 2002. As a result of this divestiture, the Company reported no sales of implantable drug infusion pump products in fiscal 2003 compared to $4.9 million of such sales in fiscal 2002.

        GROSS PROFIT. Gross profit increased 11.1% to $190.1 million in fiscal 2003 from $171.1 million in fiscal 2002. As a percentage of net sales, gross profit decreased to 50.0% in fiscal 2003 compared to 50.2% in fiscal 2002. The decline in gross margin was due primarily to (1) lower margins realized on the sale of inventories of products purchased as part of the Company's acquisition of the net assets of Stepic Medical, its former New York City distributor, in September 2002, and (2) the ongoing distribution by the Company's Stepic subsidiary of lower margin products of other medical device manufacturers, offset in part by (3) a $1.8 million charge against sales in fiscal 2002 related to the Company's acquisition of Stepic Medical to reflect an increase in the reserve for dealer rebates as a result of obtaining additional information regarding Stepic's rebates, (4) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002, and (5) higher than average margins realized on the sale of NeoCare(R) products associated with the acquisition of this business in March 2003.

                                      (21)

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

        RESEARCH, DEVELOPMENT AND ENGINEERING. Research, development and engineering expenses in fiscal 2003 increased by 7.6% to $28.2 million from $26.2 million in fiscal 2002. As a percentage of net sales, these expenses decreased to 7.4% in fiscal 2003, compared to 7.7% in fiscal 2002. The increase in research, development and engineering expenses was primarily due to a write off of $3.6 million, or $0.05 diluted earnings per share, related to development costs for the second generation of external batteries used in the Arrow LionHeart(TM), the Company's LVAS, and increased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. Offsetting these increases was lower research and development spending relating to other aspects of the Arrow LionHeart(TM) program and lower development expenditures for the Company's implantable drug infusion pump product line as a result of the Company's divestiture of this business in April 2002.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by 14.0% to $89.4 million from $78.4 million in the previous year, and were 23.5% of net sales in fiscal 2004 compared to 23.0% in fiscal 2000. These increases were due primarily to several factors: (1) increased legal costs of $1.9 million associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products; (2) increased expenses of $0.8 million relating to the strengthening of the Company's international marketing; (3) selling, general and administrative expenses of $6.5 million incurred in connection with the Company's acquisitions of Stepic Medical, Diatek, the NeoCare(R) product line and IMA, as further discussed below under "Liquidity and Capital Resources"; and (4) an increase in selling, general and administrative expenses of $2.5 million as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. These increases were offset in part by a decrease in expenses of $3.5 million resulting from the divestiture of the Company's implantable drug infusion pump business in April 2002. The Company expects to incur additional legal costs in the first quarter of fiscal 2004 in connection with the patent litigation relating to its hemodialysis catheter products.

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

        SPECIAL CHARGES. The Company incurred a special charge in its fourth quarter of fiscal year 2003 totaling $8.0 million ($5.4 million after tax, or $0.12 diluted earnings per share.) This special charge was recorded to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as discussed above relate to certain of the Company's hemodialysis catheter products.

        OPERATING INCOME. Principally due to the above factors, operating income increased 10.2% to $64.6 million in fiscal 2003 from $58.6 million in fiscal 2002.

        OTHER EXPENSES (INCOME), NET. Other expenses (income), net, increased to $2.3 million of income in fiscal 2003 from $0.8 million of expense in fiscal 2002, principally due to the two factors discussed below. Other expenses (income) net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries. The Company had foreign currency transaction gains resulting from the translation of intercompany receivables denominated in the functional currencies of its international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporarily unhedged foreign currency position leading to a foreign currency transaction gain of $1.0 million. This foreign currency position was subsequently hedged in the third fiscal quarter. In addition, the Company realized interest income accruing on refunds related to amended federal tax returns, which claimed additional research and development credits and depreciation of equipment. Aggregate foreign exchange losses were $0.1 million and $0.2 million in fiscal 2003 and 2002, respectively. Gains relating to foreign currency contracts were $0.7 million in fiscal 2003 and $0.1 million in fiscal 2002.

        INCOME BEFORE INCOME TAXES. As a result of the factors discussed above, income before income taxes increased in fiscal 2003 by 15.7% to $66.9 million from $57.8 million in fiscal 2002. The Company's effective income tax rate decreased to 31.8% from 32.5% in fiscal 2002, primarily due to a favorable tax settlement with the IRS in the fourth quarter of fiscal 2004 related to the Company's research and development tax credits.

        NET INCOME. Net income in fiscal 2003 increased 17.2% to $45.7 million from $39.0 million in fiscal 2002. As a percentage of net sales, net income represented 12.0% in fiscal 2003 compared to 11.4% in fiscal 2002.

                                      (22)

        PER SHARE AND HISTORICAL SHARE INFORMATION. During the fourth quarter of fiscal 2003, the Company approved the issuance, effective on August 15, 2003, of an additional share of common stock for each share issued and outstanding on the record date of August 1, 2003 while retaining the rate of its quarterly dividend, which resulted in the doubling of its quarterly dividend to $0.08 per share. All historical share and per share information has been adjusted to reflect these corporate actions.

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

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES. Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statement of cash flows included in Item 8 of this report. For fiscal 2004, net cash provided by operations was $92.3 million, an increase of $13.6 million, or 17.3% from the prior year, due primarily to decreases in prepaid pension costs, prepaid expense and other, and accounts receivable, offset in part by increases in inventories and the net deferred tax asset.

        Prepaid pension costs decreased $2.9 million in fiscal 2004 compared to a $13.7 million increase in fiscal 2003, primarily as a result of payments made in fiscal 2003 required to fund certain of the Company's pension plans.

        Prepaid expenses and other decreased $7.6 million in fiscal 2004 compared to a $6.7 million increase in fiscal 2003 due primarily to the Company's receipt in fiscal 2004 of $8.0 million (which was recorded as a prepaid expense in the fourth quarter of fiscal 2003) for an income tax refund related to the settlement of an Internal Revenue Service audit pertaining primarily to depreciation and tax credits related to research and development costs.

        Accounts receivable increased $1.5 million in fiscal 2004 compared to a $7.5 million increase in fiscal 2003. The fiscal 2003 increase was due primarily to an increase in accounts receivable attributable to the Company's fiscal 2003 acquisition of Stepic Medical. Accounts receivable, measured in days sales outstanding during the period, decreased to 71 days at August 31, 2004 from 79 days at August 31, 2003 due primarily to increased collection efforts by the Company and an increase in the Company's provision for bad debts related to a specific identification of potentially uncollectible accounts, which includes accounts with its customers in Greece, as more fully explained below.

        The Company as of August 31, 2004 had an accounts receivable balance from its Greek customers of $5.5 million, of which approximately 90% is related to Greek government-backed hospital customers. The days sales outstanding is currently 558 days, which is significantly higher than that of the Company's overall August 31, 2004 average customer days sales outstanding of 71 days. However, as previously reported, according to the Hellenic Association of Scientific and Medical Equipment Suppliers, the average days sales outstanding for medical equipment supply companies in the Greek market is approximately 420 days. The Company's payment terms in this market are generally 45 days. The Company believes that, in its efforts to fund the recently completed Summer Olympic Games in Athens, the government of Greece has been delaying payments due to its government-backed hospitals, which has in turn led to the Company's increase in its days sales outstanding for its Greek customers. The Greek government has announced a plan to resume its payments on its trade debt, which should allow its hospitals to repay their outstanding balances to their vendors. The government of Greece has initiated similar plans in the past to reduce delinquent trade debt, which have resulted in the Company's material realization on its outstanding receivables following the implementation of those plans. As a result, the Company currently believes that this situation will be resolved and that ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment is based in part on political factors beyond its control, the Company cannot assure that these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As a result of its most recent evaluation, the Company has recorded expenses of $0.3 million in the fourth quarter of fiscal 2004 to reserve for both specifically identified potentially uncollectible private Greek customer balances and an estimated amount for the Greek government's discount on the Company's outstanding government-backed hospital customer balance. The Company currently evaluates all of its trade receivables on a regular basis, including those with its Greek customers, to ensure that each receivable is recorded at net realizable value.

        Inventories increased $5.6 million in fiscal 2004 compared to a $4.5 million increase in fiscal 2003. The increase in fiscal 2004 is primarily due to additional production and related manufacturing costs necessary to support the Company's higher rate of sales growth. This increase was offset in part by a decrease in the Company's inventory of $3.1 million related to its write-off in fiscal 2004 of certain LionHeart(TM) components that became obsolete with its decision on April 15, 2004 not to proceed with U.S. clinical trials using the first generation LionHeart(TM) power system and controller. The increase in fiscal 2003 was primarily attributable to inventory acquired in connection with the Company's business acquisitions completed in fiscal 2003, as further discussed below.

                                      (23)

        The net deferred income tax asset increased $1.5 million in fiscal 2004 compared to a $10.7 million decrease in fiscal 2003. The fiscal 2003 decrease was due primarily to greater than anticipated tax deductions for fiscal 2002 relating to depreciation, pension expense and certain special charges.

        Accrued compensation increased $3.5 million in fiscal 2004 due primarily to the achievement and accrual in fiscal 2004 of certain senior management bonuses at higher levels than in fiscal 2003, an increase in the Company's sales commission accrual due to better sales performance against Company objectives in fiscal 2004 as compared to fiscal 2003, and an increase in the vacation accrual in fiscal 2004 due in part to an incremental increase in the Company's vacation benefits for its employees resulting from a modification to its vacation policy.

        Accrued liabilities decreased $5.1 million in fiscal 2004 compared to a $9.5 million increase in fiscal 2003 due primarily, as previously reported, to the Company's $8.0 million payment in January 2004 in settlement of two related patent infringement lawsuits pertaining to certain of its hemodialysis catheter products. This amount was previously reserved in the fourth quarter of fiscal 2003.

        INVESTING ACTIVITIES. Net cash used in the Company's investing activities decreased to $31.6 million in fiscal 2004 from $56.0 million in fiscal 2003 due primarily to purchase price payments in connection with the Company's business acquisitions completed in fiscal 2003, as further discussed below, offset in part by higher capital expenditures in fiscal 2004 for certain computer software and hardware required to upgrade the Company's information infrastructure as well as costs incurred in fiscal 2004 to expand the Company's finished goods warehouse and distribution center in Asheboro, North Carolina.

        As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000, $3.5 million in fiscal 2001 and $1.0 million in fiscal 2002 for achievement of milestones during those periods. During fiscal 2003, the Company paid $0.5 million to Belmont for achievement of the final two milestones, representing the seventh and eighth quarterly installments of $250,000 payable by the Company (which payments commenced in April 2001). With these two payments, the Company has completed its payment obligations to Belmont pursuant to the asset purchase agreement and, as of August 31, 2004, no longer owed any amounts to Belmont. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $7.1 million. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

        On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million, which includes the relief from $5.5 million of accounts receivable that had been due from this distributor. As of August 31, 2004, pursuant to the asset purchase agreement, the Company has paid in cash the entire $12.6 million purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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

                     (in millions)
                  Accounts receivable                             $ 10.1
                  Inventories                                        6.8
                  Other current assets                                 -
                  Property, plant and equipment                      0.1
                  Goodwill and intangible assets                     3.5
                  Current liabilities                               (7.9)
                                                               ----------
                     Total purchase price                         $ 12.6
                                                               ==========

        On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company that had developed, manufactured and marketed chronic hemodialysis catheters, for approximately $10.9 million. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid $8.9 million in cash and recorded a liability classified as debt of $2.0 million. As of August 31, 2004, this liability had been reduced by $0.9 million for legal costs paid by the Company, which are obligated to be reimbursed by the former owners of Diatek, Inc. Pursuant to the asset purchase agreement relating to this transaction, the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right of set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the complete resolution of the Company's patent infringement lawsuit as described in
Note 18 of the notes to consolidated financial statements included in Item 8 of this report. As a result, the Company has not made any such royalty payments to date. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12.2 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired.

                                      (24)

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
                                                                ==========

        On March 18, 2003, the Company purchased substantially all of the assets of Klein Baker Medical, Inc., a company doing business as NeoCare(R) in San Antonio, Texas, for approximately $16.5 million. NeoCare(R) develops, manufactures and markets specialty catheters and related procedure kits to neonatal intensive care units. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid $14.5 million in cash and recorded a liability classified as debt of $2.0 million. As of August 31, 2004, this liability had been reduced by $0.1 million for insurance premiums paid by the Company, which are obligated to be reimbursed by the former owners of Klein Baker Medical, Inc. The excess of the purchase price over the estimated fair value of the net assets acquired of $3.8 million was recorded as goodwill and is evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8.5 million are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

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
                                                                ===========

        On July 1, 2003, the Company purchased certain assets of its former Florida-based distributor, IMA, Inc., for $2.2 million, which includes the relief from $0.6 million of accounts receivable that had been due from this distributor. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid in cash the entire $2.2 million for this acquisition. As a result of this transaction, the Company is conducting direct sales activity in the territory formerly covered by IMA, Inc. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $1.7 million are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

           (in millions)
        Accounts receivable                                         $ 0.3
        Inventories                                                   0.8
        Intangible assets                                             1.7
        Current liabilities                                          (0.6)
                                                                 ---------
           Total purchase price                                     $ 2.2
                                                                 =========

        In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A (ABM), for a total purchase price of up to approximately $8.0 million to be completed in the first quarter of fiscal 2005 with various installments thereafter on account of ongoing tender contract sales. ABM had been one of the Company's distributors in Italy since 1982. The agreement includes the purchase of distributorship rights, customer lists, as well as the inventory and specified tender contracts associated with the sales of ABM of the Company's products. As a result of this transaction, the Company is currently selling direct in Italy through its subsidiary, Arrow Italy S.p.A.

        On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attain age 57 or older and have at least five years of service with the Company as of January 31, 2005. The program provides that each such eligible employee who makes an election to retire from the Company on or between November 10, 2004 and January 31, 2005 will (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which are unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date. The Company presently anticipates that the cash cost of this program will be approximately $3.6 million, assuming full participation in the program, which will be included in restructuring charges over the next two fiscal quarters as employee elections under this program are received and the related costs are incurred.

                                      (25)

        As previously announced, the Company's Board of Directors has authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. The first phase of this effort will include additional manufacturing facilities in Czech Republic and in Chihuahua, Mexico, which is expected to commence in fiscal 2005. Based on preliminary estimates received from its contractors, the Company currently anticipates the total cost of this construction to be between $20.0 million and $27.0 million over a three-year period. In addition, the Company also anticipates spending between $10.0 million and $15.0 million over the next three years for equipment related to this expansion of its manufacturing capacity. The Company anticipates spending on capital expenditures to be between $40 and $50 million in fiscal 2005.

        As part of its plans to rationalize its operations in the United States, in August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The transitional work on the consolidation has begun and is expected to continue into the third quarter of fiscal 2005. In connection with this restructuring, the Company has accrued severance payments of $0.2 million in the fourth quarter of fiscal 2004 in accordance with Statement of Financial Accounting Standard No. 112, representing total actual restructuring costs incurred through August 31, 2004. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities which are expected to be paid in fiscal 2005. All other restructuring costs, estimated to be approximately $0.5 million, are expected to be paid in fiscal 2005 and fiscal 2006.

        As part of its plans to rationalize its production operations in Europe, in November 2004, the Company determined to move its European Distribution Center, currently situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium, in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company anticipates that this re-location will be completed in the second quarter of fiscal 2005 and will cost up to approximately $2.0 million.

        FINANCING ACTIVITIES. Financing activities used $14.4 million of net cash in fiscal 2004, compared to $9.4 million in fiscal 2003, primarily as a result of a decrease in the Company's need for borrowings under its U.S. revolving credit facility and an increase in dividend payments resulting from the Company's doubling of its quarterly dividend in connection with its two-for-one stock split effective in the fourth quarter of fiscal 2003. These amounts were offset in part by the Company's not using cash during fiscal 2004 to purchase shares of its common stock in the open market in connection with its share repurchase program as it did during fiscal 2003 and an increase in proceeds from stock option exercises due to a higher stock price relative to the average outstanding option exercise prices during fiscal 2004. As disclosed in
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities, the Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under the share repurchase program. As of August 31, 2004, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) during fiscal 2004.

        In addition, the Company made a payment in March 2004 of $10.0 million to settle a tax assessment related to an ongoing Japanese government tax audit of the Company's transfer pricing with its Japanese subsidiary. The Company expects to utilize competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this required Japanese tax payment. The Company believes that any amount not ultimately recovered through these proceedings has been fully provided for as of August 31, 2004, and, therefore, will not adversely affect its future results of operations.

        CREDIT FACILITIES. To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At both August 31, 2004 and 2003, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $17.8 million and $18.9 million was outstanding, respectively, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At August 31, 2004 and 2003, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

        Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $32.3 and $18.0 million, of which $8.2 and $9.4 million were outstanding as of August 31, 2004 and 2003, respectively. This additional borrowing capacity includes an increase in the Company's available credit line related to its Japanese subsidiary of $11.9 million, which was effected during the third quarter of fiscal 2004. In addition, during fiscal 2003 the Company entered into a short-term note payable with IMA, Inc. for $0.1 million related to a non-compete arrangement pursuant to the Company's acquisition of this business on July 1, 2003, which the Company paid in the fourth quarter of fiscal 2004.

        Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2004, the weighted average interest rate on short-term borrowings was 2.3% per annum. Combined borrowings under these facilities decreased $2.4 million during fiscal year 2004, all of which was related to foreign borrowings.

                                      (26)

        INFLATION. During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

        CONTRACTUAL OBLIGATIONS. A summary of all of the Company's contractual obligations and commercial commitments as of August 31, 2004 were as follows:

                                                               PAYMENTS DUE
                                                                    OR
                                                           COMMITMENT EXPIRATION
                                                                 BY PERIOD
                                             --------------------------------------------------
                                                         LESS                          MORE
       CONTRACTUAL OBLIGATIONS AND                       THAN      1 - 3     3 - 5     THAN 5
          COMMERCIAL COMMITMENTS               TOTAL    1 YEAR     YEARS     YEARS     YEARS
-------------------------------------------  --------- --------- --------- --------- ----------
             ($ IN MILLIONS)
Long-term debt                               $    3.0   $   3.0  $      -  $      -    $     -
Operating leases                                 15.5       5.2       5.7       3.1        1.5
Purchase obligations (1)                         33.0      33.0         -         -          -
Other long-term obligations                       0.4         -       0.1       0.1        0.2
Lines of credit (2)                              26.0      26.0         -         -          -
Standby letters of credit                         1.4       1.4         -         -          -
                                             --------- --------- --------- --------- ----------

Total cash contractual obligations and
commercial commitments                       $   79.3    $ 68.6  $    5.8  $    3.2    $   1.7
                                             ========= ========= ========= ========= ==========

(1) Includes open purchase orders primarily relating to the purchase of new raw materials, equipment and certain consulting and information system services.

(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.

        OUTLOOK. Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those pursuant to the Company's recently announced multi-year capital investment plan discussed above, and to the extent the Company determines to do so, repurchase of the Company's stock in the open market, and to meet the currently foreseeable liquidity needs of the Company.

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

        The Company's management believes the following critical accounting policies affect its more significant estimates used in the preparation of the Company's consolidated financial statements.

                                      (27)

Revenue Recognition:

        The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis, at the time when these costs are incurred. The Company offers sales discounts to certain customers based on prior experience with those customers, business needs and regional competition. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. To date, product returns have not been material. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time.

Accounts Receivable and Allowance for Doubtful Accounts:

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. The Company relies on prior payment trends while giving consideration to other criteria such as political risk, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. The Company regularly reviews individual past due balances over 90 days and over a specific amount for collectability and maintains a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. The Company also maintains an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

Inventory:

        Cost is determined by the "first-in, first-out" (FIFO) method. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to fair market value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete based on a periodic assessment performed by the Company's management. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2004, the Company had $4.3 million of inventory related to its HemoSonic(TM) 100 and 200 hemodynamic monitoring devices, which is significantly greater than the net sales of this product in fiscal 2004. The Company is currently developing changes to this product which it believes should enhance the demand for this product in the marketplace. The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions.

Impairment of Goodwill:

        Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to its carrying value to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds its fair value, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of the reporting unit from the fair value of the reporting unit. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded.

Product Liability:

        The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim, giving consideration to the perspective of outside counsel and other relevant factors. The Company's evaluation of its reserve is based on industry standards while taking into consideration the Company's specific claims experience. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis.

Employee Benefit Plans:

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

                                      (28)

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

NEW ACCOUNTING STANDARDS

        The Financial Accounting Standards Board (FASB) issued a proposed Statement, "Share-Based Payment, an Amendment of Financial Accounting Standards
(FAS) No. 123 and 95" in March 2003. This exposure draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. In October 2004, the FASB delayed the effective date of this proposed statement, which, if issued as a final standard, would replace the guidance in FAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. The proposed statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005.


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

        The fair value of all the Company's foreign currency forward contracts outstanding at August 31, 2004 was less than $0.1 million. The following analysis estimates the sensitivity of the fair value of all foreign currency forward contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2004 and 2003:

                                         Fair Value of Foreign Currency
                                                Forward Contracts
                                                -----------------
                                                 (in millions)
                                  August 31, 2004             August 31, 2003
                                  ---------------             ---------------
10% adverse rate movement             $(0.5)                       $(0.4)
At August 31st rates                      -                            -
10% favorable rate movement             0.6                          0.6


        The Company had no foreign currency option contracts outstanding at August 31, 2004 and 2003.

        Any gains and losses on the fair value of forward and option contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. These offsetting gains and losses are not reflected in the above analysis.

                                      (29)

        During fiscal 2004, 2003 and 2002, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.3%, 22.7% and 21.9%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of October 1, 2004, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $10.4 million mature at various dates through November 2004. As of October 1, 2004, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

        The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

        Additional Quantitative and Qualitative disclosures about market risk (e.g., interest rate and foreign currency exchange risk) are set forth in Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this report.



                                      (30)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE

        Report of Independent Registered                                    32
        Public Accounting Firm

        Consolidated Balance Sheets at
        August 31, 2004 and 2003                                         33-34

        Consolidated Statements of Income
        for the years ended August 31, 2004,
        2003 and 2002                                                       35

        Consolidated Statements of Comprehensive
        Income for the years ended August 31, 2004,
        2003 and 2002                                                       36

        Consolidated Statements of Cash Flows
        for the years ended August 31, 2004,
        2003 and 2002                                                    37-38

        Consolidated Statements of Changes in
        Shareholders' Equity for the years ended
        August 31, 2004, 2003, and 2002                                  39-41

        Notes to Consolidated Financial Statements                       42-64

        Schedule II - Valuation and Qualifying Accounts                     65




                                      (31)

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Arrow International, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arrow International, Inc. and its subsidiaries (the "Company") at August 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS LLP
Philadelphia, Pennsylvania
November 5, 2004





                                      (32)

                                            ARROW INTERNATIONAL, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                      (In thousands, except share amounts)

                                                                                       August 31,
                                                                          ------------------------------------
                                                                               2004                  2003
                                                                          -------------         -------------
ASSETS

Current assets:
  Cash and cash equivalents                                                $     94,176          $     46,975
  Accounts receivable, less allowance for doubtful accounts
      of $2,198 and $1,112 in 2004 and 2003, respectively                        83,918                82,467
  Inventories                                                                    96,084                90,449
  Prepaid expenses and other                                                      7,336                14,978
  Deferred income taxes                                                           8,562                 7,011
                                                                          -------------         -------------
  Total current assets                                                          290,076               241,880
                                                                          -------------         -------------

Property, plant and equipment:
  Land and improvements                                                           5,808                 5,748
  Buildings and improvements                                                     92,333                88,767
  Machinery and equipment                                                       186,404               163,479
  Construction-in-progress                                                       18,433                18,300
                                                                          -------------         -------------
                                                                                302,978               276,294
Less accumulated depreciation                                                  (166,000)             (147,861)
                                                                          -------------         -------------
                                                                                136,978               128,433

Goodwill                                                                         42,698                42,732

Intangible assets, net of accumulated amortization of $24,294 and
$19,453 in 2004 and 2003, respectively                                           40,440                43,928
Other assets                                                                      9,889                 4,908
Prepaid pension costs                                                            29,127                32,016
                                                                          -------------         -------------

     Total assets                                                          $    549,208          $    493,897
                                                                          =============         =============

                                 See notes to consolidated financial statements

                                                     (33)


                                       ARROW INTERNATIONAL, INC.

                                CONSOLIDATED BALANCE SHEETS, continued

                                 (In thousands, except share amounts)

                                                                             August 31,
                                                                ------------------------------------
                                                                     2004                  2003
                                                                -------------         -------------
LIABILITIES

Current liabilities:
  Current maturities of long-term debt                           $      3,036          $        300
  Notes payable                                                        26,020                28,431
  Accounts payable                                                     14,791                11,727
  Cash overdrafts                                                       1,136                 1,506
  Accrued liabilities                                                  16,453                21,600
  Accrued compensation                                                 14,171                10,684
  Accrued income taxes                                                  4,867                 3,718
                                                                -------------         -------------
  Total current liabilities                                            80,474                77,966

Long-term debt                                                              -                 3,735
Accrued postretirement and pension benefit obligations                 15,327                13,409

Deferred income taxes                                                   7,076                 8,141
Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                             -                     -

Common stock, no par value;
    100,000,000 shares authorized;
    issued 52,957,626 shares in 2004 and 2003                          45,661                45,661
Additional paid-in capital                                             12,771                 5,840
Retained earnings                                                     443,676               403,004

    Less treasury stock at cost:
       9,182,802 and 9,672,124 shares
       in 2004 and 2003, respectively                                 (60,261)              (63,472)
Accumulated other comprehensive (expense)                               4,484                  (387)
                                                                -------------         -------------

          Total shareholders' equity                                  446,331               390,646
                                                                -------------         -------------

          Total liabilities and shareholders' equity             $    549,208          $    493,897
                                                                =============         =============


                         See notes to consolidated financial statements

                                              (34)


                                          ARROW INTERNATIONAL, INC.

                                      CONSOLIDATED STATEMENTS OF INCOME

                             (In thousands, except share and per share amounts)


                                                              for the years ended August 31,
                                                    ----------------------------------------------------
                                                           2004             2003             2002
                                                    ----------------  ----------------  ----------------
Net sales                                            $      433,134    $      380,376    $      340,759
Cost of goods sold                                          208,687           190,246           169,625
                                                    ----------------  ----------------  ----------------
   Gross profit                                             224,447           190,130           171,134
                                                    ----------------  ----------------  ----------------

Operating expenses:
   Research, development and engineering                     30,374            28,170            26,165
   Selling, general and administrative                      110,192            89,354            78,406
   Restructuring charge                                         208                 -                 -
   Special charges                                                -             8,000             8,005
                                                    ----------------  ----------------  ----------------
                                                            140,774           125,524           112,576
                                                    ----------------  ----------------  ----------------

   Operating income                                          83,673            64,606            58,558
                                                    ----------------  ----------------  ----------------

Other expenses (income):
   Interest expense, net of amount capitalized                1,117               618               627

   Interest income                                             (856)           (1,821)             (235)

   Other, net                                                   535            (1,109)              389
                                                    ----------------  ----------------  ----------------

                                                                796            (2,312)              781
                                                    ----------------  ----------------  ----------------
Income before income taxes                                   82,877            66,918            57,777

Provision for income taxes                                   26,935            21,248            18,777
                                                    ----------------  ----------------  ----------------

   Net income                                        $       55,942    $       45,670    $       39,000
                                                    ================  ================  ================

Basic earnings per common share                      $         1.28    $         1.05    $         0.89
                                                    ================  ================  ================
Diluted earnings per common share                    $         1.26    $         1.04    $         0.88
                                                    ================  ================  ================
Cash dividends per common share                      $       0.3500    $       0.1950    $       0.1375
                                                    ================  ================  ================

    Weighted average shares used in computing
            basic earnings per common share              43,559,410        43,399,363        43,825,856
                                                    ================  ================  ================

    Weighted average shares used in computing
           diluted earnings per common share             44,301,960        43,773,253        44,211,082
                                                    ================  ================  ================

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


                 See notes to consolidated financial statements

                                      (35)


                                             ARROW INTERNATIONAL, INC.

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                  (In thousands)


                                                                           for the years ended August 31,
                                                              ----------------------------------------------------
                                                                    2004             2003               2002
                                                              ----------------  ----------------  ----------------
Net income                                                     $       55,942    $       45,670    $        39,000

Other comprehensive income (expense):
    Foreign currency translation adjustments                            4,802             3,309              5,470
    Unrealized holding (loss) gain on foreign currency
         option contracts                                                   -               286               (400)
    Unrealized holding loss on securities, net of tax
         ($0, $0 and $399, respectively)                                    -                 -               (642)
    Reclassification adjustment for gains on securities
         included in net income, net of tax ($0, $0 and
         $653, respectively)                                                -                 -             (1,050)
    Minimum pension liability adjustment, net of tax ($(42),
    $(515) and $557, respectively)                                         69               827               (874)
                                                              ----------------  ----------------  ----------------

              Other comprehensive income (expense)                      4,871             4,422              2,504
                                                              ----------------  ----------------  ----------------

              Total comprehensive income                       $       60,813    $       50,092    $        41,504
                                                               ===============  ================  ================






                                 See notes to consolidated financial statements

                                                      (36)


                                                    ARROW INTERNATIONAL, INC.

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         (In thousands)

                                                                                       for the years ended August 31,
                                                                             ---------------------------------------------------
                                                                                   2004            2003               2002
                                                                             ---------------  ----------------  ----------------
Cash flows from operating activities:
      Net income                                                              $      55,942    $       45,670    $       39,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation                                                                   19,086            18,850            18,581
      Special charges                                                                     -             8,000             8,005
      Amortization                                                                    4,692             4,376             3,112
      Abandonment of facility expansion plan                                          1,658                 -                 -
      Write-off of Lionheart(TM) inventory                                            3,140                 -                 -
      Write-off of Lionheart(TM) manufacturing equipment                                558                 -                 -
      LionHeart(TM) second generation external batteries write-off                        -             3,569                 -
      401(K) plan stock contribution                                                    816               713               739
      Non-qualified stock option tax benefit                                          2,112               565                 -
      Gain on sale of securities                                                          -                 -            (1,703)

      Loss (gain) on sale of property, plant and equipment                              421               (71)             (176)
      Deferred income taxes                                                          (2,682)           10,145            (3,233)
      Unrealized holding gain (loss) on foreign currency options                          -               286              (400)
      Realized holding gain on securities                                                 -                 -             1,052
      Loss on sale of implantable drug infusion pump business                             -                 -             1,226

      Increase (decrease) in provision for postretirement benefit obligation          1,616               887              (607)
      Decrease (increase) in prepaid pension costs                                    2,889           (13,702)           (2,193)
Changes in operating assets and liabilities, net of effects
   from acquisitions:
           Accounts receivable, net                                                   1,471              (302)            6,822
           Inventories                                                               (7,646)            5,710             4,174
           Prepaid expenses and other                                                 7,711            (6,593)            1,123
           Accounts payable and accrued liabilities                                  (3,816)           (3,816)            2,141
           Accrued compensation                                                       3,279             3,746                59
           Accrued income taxes                                                       1,072               682               117
                                                                             ---------------  ----------------  ----------------
              Total adjustments                                                      36,377            33,045            38,839
                                                                             ---------------  ----------------  ----------------
                 Net cash provided by operating activities                           92,319            78,715            77,839
                                                                             ---------------  ----------------  ----------------
Cash flows from investing activities:
      Capital expenditures                                                          (26,954)          (16,714)          (21,618)
      Proceeds from sale of property, plant and equipment                               615               339               571
      (Increase) in intangible and other assets                                      (5,274)           (1,272)               (6)
      Cash paid for businesses acquired, net                                              -           (38,317)                -
      Proceeds from sale of business                                                      -                 -            13,000
      Proceeds from sale of securities                                                    -                 -             2,540
                                                                             ---------------  ----------------  ----------------
                 Net cash used in investing activities                              (31,613)          (55,964)           (5,513)
                                                                             ---------------  ----------------  ----------------
Cash flows from financing activities:
      (Decrease) Increase in notes payable                                           (4,939)           11,554           (34,698)
      Principal payments of long-term debt, including current maturities               (300)             (300)             (300)
      Reduction of long-term debt                                                      (699)             (265)                -
      (Decrease) increase in book overdrafts                                           (370)           (1,191)              733
      Dividends paid                                                                (14,792)           (6,522)           (5,920)
      Proceeds from stock options exercised                                           6,685             1,210             3,346
      Purchase of treasury stock                                                          -           (13,846)           (5,758)
                                                                             ---------------  ----------------  ----------------
                 Net cash used in financing activities                              (14,415)           (9,360)          (42,597)
                                                                             ---------------  ----------------  ----------------
Effects of exchange rate changes on cash and cash equivalents                           910               481               406
Net change in cash and cash equivalents                                              47,201            13,872            30,135
Cash and cash equivalents at beginning of year                                       46,975            33,103             2,968
                                                                             ---------------  ----------------  ----------------
Cash and cash equivalents at end of year                                      $      94,176    $       46,975   $        33,103
                                                                             ===============  ================  ================


                                            See notes to consolidated financial statements

                                                                (37)


                                                       ARROW INTERNATIONAL, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                            (In thousands)

                                                                                       for the years ended August 31,
                                                                             ---------------------------------------------------
                                                                                   2004            2003               2002
                                                                             ---------------  ----------------  ----------------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                                          $         759    $          547    $          635
Income taxes                                                                  $      21,406    $       13,759    $       19,969



Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                                       $           -    $       53,278    $            -
Liabilities assumed                                                                       -            14,961                 -
                                                                             ---------------  ----------------  ----------------
Cash paid for assets                                                          $           -    $       38,317    $            -
                                                                             ===============  ================  ================

Cash paid for businesses acquired:
      Working capital                                                         $           -    $       10,323    $            -
      Property, plant and equipment                                                       -             1,960                 -
      Goodwill, intangible assets and in-process
         research and development                                                         -            30,034                 -
      Long-term debt                                                                      -            (4,000)                -
                                                                             ---------------  ----------------  ----------------
                                                                              $           -    $       38,317    $            -
                                                                             ===============  ================  ================

Treasury Stock issued for 401(k) Plan contribution                            $         816    $          713    $          739
                                                                             ===============  ================  ================

Intangible assets acquired by issuing treasury stock                          $         529    $            -    $          464
                                                                             ===============  ================  ================

Non-qualified stock option tax benefit                                        $       2,112    $          565    $            -
                                                                             ===============  ================  ================

Dividends declared but not paid                                               $       3,940    $        3,462    $        1,538
                                                                             ===============  ================  ================


                                            See notes to consolidated financial statements

                                                               (38)


                                                     ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        for the years ended August 31, 2004, 2003 and 2002

                                        (In thousands, except share and per share amounts)


                                                     Common Stock                            Treasury Stock
                                               -------------------------                -----------------------

                                                                                                                 Additional
                                                                             Retained                              Paid In
                                                  Shares        Amount       Earnings     Shares      Amount       Capital
                                               ------------  -----------   -----------  ----------  -----------  -----------
Balance, August 31, 2003                        52,957,626   $    45,661   $   403,004   9,672,124  $  (63,472)  $    5,840
Cash dividends on common
   stock, $0.350 per share                                                     (15,270)
Purchase of treasury stock
  Exercise of stock options                                                               (439,348)      2,883        3,802
  Treasury stock issued to purchase
     intangible assets                                                                     (20,000)        131          398
  Treasury stock issued as contribution
     to the Company's 401(k) Plan                                                          (29,974)        197          619
  Stock option tax benefit (non-qualified
     stock option)                                                                                                    2,112
  Unrealized holding gain on foreign
     currency option contracts
  Foreign currency translation adjustments
  Minimum pension liability adjustment
  Net income                                                                    55,942
                                               ------------  -----------   -----------  ----------  -----------  -----------
Balance, August 31, 2004                        52,957,626   $    45,661   $   443,676   9,182,802  $  (60,261)  $   12,771
                                               ============  ===========   ===========  ==========  ===========  ===========

(CONT'D)

                                                      Accumulated Other Comprehensive Income (Expense)
                                               ------------------------------------------------------------
                                                 Minimum     Reclassification     Unrealized
                                                 Pension        Adjustment         gain on        Foreign
                                                Liability           for           Marketable      Currency
                                                Adjustment         Gains          Securities      Effects
                                               ------------  ----------------   --------------  -----------
Balance, August 31, 2003                        $      (69)   $       (1,173)    $      1,173    $    (318)
Cash dividends on common
   stock, $0.350 per share
Purchase of treasury stock
  Exercise of stock options
  Treasury stock issued to purchase
     intangible assets
  Treasury stock issued as contribution
     to the Company's 401(k) Plan
  Stock option tax benefit (non-qualified
     stock option)
  Unrealized holding gain on foreign
     currency option contracts
  Foreign currency translation adjustments                                                           4,802
  Minimum pension liability adjustment                  69
  Net income
                                               ------------  ----------------   --------------  -----------
Balance, August 31, 2004                        $        -    $       (1,173)    $      1,173    $   4,484
                                               ============  ================   ==============  ===========


All historical share and per share amounts have been adjusted to reflect the two-for-one split of the
Company's common stock effected on August 15, 2003.


                                        See notes to consolidated financial statements

                                                             (39)

                                                         ARROW INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             for the years ended August 31, 2004, 2003 and 2002

                                          (In thousands, except share and per share amounts)


                                                     Common Stock                            Treasury Stock
                                               -------------------------                -----------------------

                                                                                                                 Additional
                                                                             Retained                              Paid In
                                                  Shares        Amount       Earnings     Shares      Amount       Capital
                                               ------------  -----------   -----------  ----------  -----------  -----------
Balance, August 31, 2002                         52,957,626  $   45,661    $   365,778   9,015,988  $  (50,328)  $     4,054
Cash dividends on common                                                        (8,444)
        stock, $0.195 per share
Purchase of treasury stock                                                                 766,000     (13,846)
    Exercise of stock
        options                                                                            (73,930)        477           733
    Treasury stock issued to purchase
        intangible assets
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                                       (35,934)        225           488
    Stock option tax benefit
       (non-qualified stock option)                                                                                      565
    Unrealized holding gain on foreign
        currency option contracts
    Foreign currency translation
        adjustments
    Minimum pension liability adjustment
    Net income                                                                  45,670
                                               ------------  -----------   -----------  ----------  -----------  -----------
Balance, August 31, 2003                         52,957,626  $   45,661    $   403,004   9,672,124  $  (63,472)  $     5,840
                                               ============  ===========   ===========  ==========  ===========  ===========

(CONT'D)

                                                      Accumulated Other Comprehensive Income (Expense)
                                               ------------------------------------------------------------
                                                 Minimum     Reclassification     Unrealized
                                                 Pension        Adjustment         gain on        Foreign
                                                Liability           for           Marketable      Currency
                                                Adjustment         Gains          Securities      Effects
                                               ------------  ----------------   --------------  -----------

Balance, August 31, 2002                       $      (896)  $         (1,173)   $      1,173   $   (3,913)
Cash dividends on common
        stock, $0.195 per share
Purchase of treasury stock
    Exercise of stock
        options
    Treasury stock issued to purchase
        intangible assets
    Treasury stock issued as contribution
        to the Company's 401(k) Plan
    Stock option tax benefit
       (non-qualified stock option)
    Unrealized holding gain on foreign
        currency option contracts                                                                      286
    Foreign currency translation
        adjustments                                                                                  3,309
    Minimum pension liability adjustment               827
    Net income
                                               ------------  ----------------   --------------  -----------
Balance, August 31, 2003                       $       (69)  $       (1,173)    $       1,173   $     (318)
                                               ============  ================   ==============  ===========


All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.


                                        See notes to consolidated financial statements


                                                             (40)

                                                     ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        for the years ended August 31, 2004, 2003 and 2002

                                        (In thousands, except share and per share amounts)


                                                     Common Stock                            Treasury Stock
                                               -------------------------                -----------------------

                                                                                                                 Additional
                                                                             Retained                              Paid In
                                                  Shares        Amount       Earnings     Shares      Amount       Capital
                                               ------------  -----------   -----------  ----------  -----------  -----------
Balance, August 31, 2001                         52,957,626   $    45,661  $  332,806    8,954,826  $  (45,995)   $    930
Cash dividends on common                                                       (6,028)
        stock, $0.1375 per share
Purchase of treasury stock                                                                 317,000      (5,758)
    Exercise of stock options                                                             (200,200)      1,116       2,230
    Treasury stock issued to purchase
        intangible assets                                                                  (20,000)        112         352
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                                       (35,638)        197         542
Reclassification adjustment
        for gains included in net income,
        net of tax of $653
Unrealized gain on marketable
        securities, net of tax of $399
    Unrealized holding gain on foreign
        currency option contracts
    Foreign currency translation adjustments
    Minimum pension liability adjustment
    Net income                                                                  39,000
                                               ------------  -----------   -----------  ----------  -----------  -----------
Balance, August 31, 2002                         52,957,626  $    45,661   $   365,778   9,015,988  $  (50,328)       4,054
                                               ============  ===========   ===========  ==========  ===========  ===========

(CONT'D)

                                                      Accumulated Other Comprehensive Income (Expense)
                                               ------------------------------------------------------------
                                                 Minimum     Reclassification     Unrealized
                                                 Pension        Adjustment         gain on        Foreign
                                                Liability           for           Marketable      Currency
                                                Adjustment         Gains          Securities      Effects
                                               ------------  ----------------   --------------  -----------

Balance, August 31, 2001                       $       (22)  $          (123)   $       1,815   $   (8,983)
Cash dividends on common
        stock, $0.1375 per share
Purchase of treasury stock
    Exercise of stock options
    Treasury stock issued to purchase
        intangible assets
    Treasury stock issued as contribution
        to the Company's 401(k) Plan
Reclassification adjustment
        for gains included in net income,
        net of tax of $653                                            (1,050)
Unrealized gain on marketable
        securities, net of tax of $399                                                  (642)
    Unrealized holding gain on foreign
        currency option contracts                                                                     (400)
    Foreign currency translation adjustments                                                         5,470
    Minimum pension liability adjustment              (874)
    Net income
                                               ------------  ----------------   --------------  -----------
Balance, August 31, 2002                              (896)           (1,173)           1,173       (3,913)
                                               ============  ================   ==============  ===========


All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.


                                        See notes to consolidated financial statements

                                                             (41)

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

Inventory:
The Company values its inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to fair market value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete based on a periodic assessment performed by the Company's management. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2004, the Company had recorded $4,277 of inventory related to its HemoSonic(TM) 100 and 200 hemodynamic monitoring device, which is significantly greater than the net sales of this product in fiscal 2004. The Company is currently developing changes to this product which it believes should enhance the demand for this product in the marketplace. The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions. In the third quarter of fiscal 2004, the Company recorded an inventory write-off of $3,140 charged to cost of goods sold for certain LionHeart(TM) components that became obsolete with the Company's decision on April 15, 2004 not to proceed in the U.S. with Phase II human clinical trials using the first generation LionHeart(TM) power system and controller.

Goodwill, Intangible and Other Assets:
Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill is not amortized and is subject to the impairment rules of Statement of Financial Accounting Standards No. 142 (SFAS 142) which the Company adopted effective as of September 1, 2001. Goodwill is tested for impairment on an annual basis or upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

Intangible Assets, net include certain assets acquired from business acquisitions and investments and are being amortized using the straight-line method over their estimated period of benefits, from 5-25 years. The Company's management reviews the carrying amount of intangible assets at each balance sheet date to assess the continued recoverability based on future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. In accordance with SFAS 144 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets and certain identifiable intangibles to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required and a market value is not determinable, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. Impairment will be recorded based on an estimate of future discounted cash flows.


                                      (42)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


Amortization expense of intangibles for fiscal 2004 was $4,692. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

           Year Ending August 31,                                Total
     -----------------------------------                  ------------
                    2005                                     $   4,238
                    2006                                         4,090
                    2007                                         3,597
                    2008                                         2,377
                    2009                                         2,241

Property, Plant and Equipment:
Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. The useful lives for property, plant and equipment are as follows:

     Land improvements                                           5 years
     Buildings and leasehold improvements                        up to 40 years
     Machinery and equipment                                     3 - 10 years
     Computer software and hardware                              5 years

During fiscal 2004, the Company wrote off costs of $1,658 related to a previously planned building expansion of its corporate headquarters and principal research center in Reading, Pennsylvania facility, which decision was based primarily on opportunities within the Reading real estate market to lease required additional office space.

Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations. In the third quarter of fiscal 2004, the Company recorded a write-off of $558 related to LionHeart(TM) manufacturing equipment charged to selling, general and administrative expenses resulting from the Company's previously announced decision not to proceed with the U.S. Phase II human clinical trials using the first generation LionHeart(TM) power system and controller.

Capitalized Interest:
Interest is capitalized as part of the historical cost of certain property, plant and equipment constructed by the Company for its own use. The amount of interest capitalized is based on a weighted average of the interest rates of outstanding borrowings during the construction period.

Marketable Equity Securities:
Marketable equity securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as accumulated other comprehensive income (expense) within shareholders' equity. As stated in Note 21, during fiscal 2002, the Company sold its remaining marketable equity securities.

Financial Instruments:
The Company complies with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by SFAS 138. SFAS 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income / (expense)), depending on whether the derivative is being used to hedge changes in fair value, cash flows or foreign currency.

The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. The Company classifies a portion of certain intercompany receivables as long-term investments. The foreign exchange translation effect related to these long-term receivables is reported as accumulated other comprehensive income / (expense) within shareholders' equity.

Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other income / (expense) of the Company's consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. From time to time, the Company also purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1,000 pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a


                                      (43)
component of comprehensive income/(expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales.

Revenue Recognition:
Revenue is recognized by the Company at the time its products are shipped and title has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis. The Company offers sales discounts to certain customers based on prior experience with these customers, business needs and regional competition. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. To date, product returns have not been material. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. If necessary, the Company will adjust these estimated reserves, which will impact the amount of net product sales revenue recognized by the Company in the period of the adjustments.

Accounts Receivable and Allowance for Doubtful Accounts:
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. The Company relies on prior payment trends while giving consideration to other criteria such as political risk, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. The Company regularly reviews individual past due balances over 90 days and over a specific amount for collectability and maintains a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. The Company also maintains an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

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

Deferred tax assets and liabilities are recorded when differences exist between the financial statement carrying amounts and the tax bases of assets or liabilities. The Company regularly reviews its deferred tax assets for recoverability and to date has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities. Undistributed earnings of the Company's foreign subsidiaries amounted to $28,952 and $25,920 at August 31, 2004 and 2003, respectively.

Foreign Currency Translation: During fiscal 2004, 2003 and 2002, the Company's foreign subsidiaries used their local currency as the functional currency. All assets and liabilities are translated at year-end exchange rates and the adjustments are recorded within accumulated other comprehensive income / (expense) within shareholders' equity. All income and expense accounts are translated at average rates and adjustments from the translation are recorded in accumulated other comprehensive income/ (expense) within shareholders' equity. Foreign currency transaction gains and losses resulting from intercompany receivables denominated in the local currencies are included in other income/(expense) in the consolidated statement of income, and were $558, $99 and $156 for the fiscal years ended August 31, 2004, 2003 and 2002, respectively.

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


                                      (44)

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

Computer Software Costs:
The Company records the costs of computer software in accordance with "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). This statement requires that certain internal-use computer software costs are to be capitalized and amortized over the useful life of the asset. Total cost capitalized under this policy, net of amortization, was $11,642 and $9,544 as of August 31, 2004 and 2003, respectively.

Research and Development:
Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. The costs of materials (whether from the Company's normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs. As of August 31, 2004, the Company had $4,035 of capitalized costs related to the Arrow LionHeart(TM), the Company's LVAS, of which $1,617 represents inventory intended for commercial use. In the fourth quarter of fiscal 2003, the Company wrote off $3,569 related to development costs for the second generation of external batteries used in the Arrow LionHeart(TM). The Company also had $563 of capitalized costs related to its CorAide(TM) ventricular assist device as of August 31, 2004.

Product Liability:
Costs for attorney's fees and indemnification associated with injuries resulting from the use of the Company's products are provided for in estimating reserves. The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim, giving consideration to the perspective of outside counsel and other relevant factors. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis. For fiscal 2004, the Company's deductibles for its primary global product liability insurance policy were increased to $2,500 per occurrence from $750 in fiscal 2003 for domestic product liability claims, with the Company's annual exposure for such deductibles in any one policy year being increased to $5,000 in fiscal 2004 from $1,500 in fiscal year 2003. Effective for fiscal 2005, the Company's deductibles for its primary global product liability insurance policy have been decreased to $2,000 per occurrence with the Company's annual aggregate exposure for such deductibles being limited to $4,000 for any one policy year. The policy year runs from September 1 to August 31 and has a $10,000 aggregate limit. The Company also has additional layers of coverage insuring up to $35,000 in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Because deductibles were due to increase when the Company renewed its product liability insurance policy in September 2002, the Company elected to exercise a provision in its current policy that maintains deductibles and limits for unreported claims occurring prior to September 1, 2002 at existing levels for five years.

Stock Option Plans:
As permitted under SFAS No. 123, the Company continues to apply the existing accounting rules under Accounting Principles Board (APB) No. 25, as amended by SFAS No. 148, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted subsequent to December 15, 1995 had been applied.


                                      (45)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


Had compensation expense for stock options granted in fiscal 2004, 2003 and 2002 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended August 31, 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated in the table below:


                                                                2004                   2003                 2002
                                                          -----------------      -----------------     ----------------
Net income applicable to common shareholders
As reported                                               $         55,942       $         45,670      $        39,000
Add:  Stock based employee compensation expense
  included in reported net income, net of related
  tax effects                                                           36                     -                    -
Deduct:  Total stock based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                        (1,859)                (1,329)              (1,553)
Pro forma                                                 $         54,119       $         44,341      $        37,447

Basic earnings per common share
As reported                                               $           1.28       $           1.05      $          0.89
Pro forma                                                 $           1.24       $           1.02      $          0.85

Diluted earnings per common share
As reported                                               $           1.26       $           1.04      $          0.88
Pro forma                                                 $           1.22       $           1.01      $          0.85

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of either four or five years. The information provided in the table above includes the impact of both vested and non-vested options.

2.      Special Charges:

The Company incurred a special charge in its fourth quarter of fiscal year 2003 totaling $8,000. This special charge was recorded to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as previously disclosed, related to certain of the Company's hemodialysis catheter products. In October 2003, the Company reached a settlement in principle for $8.0 million in two related lawsuits in which the plaintiffs had alleged that certain of the Company's hemodialysis catheter products infringed patents owned by or licensed to the plaintiffs. In December 2003, the terms of this settlement were finalized and the Company paid the $8.0 million settlement in January 2004. The Company had been obligated to pay royalties to the plaintiffs based on the sales levels for these products. Upon the final settlement of these actions, the Company no longer owes royalties to the plaintiff for any sales occurring after August 28, 2004.

The Company recorded special charges in the fourth quarter of fiscal 2002 amounting to a total of $8,005 relating to the matters described below. Intangible assets in the aggregate amount of $4,715 were written off relating to purchased technologies the Company has decided not to support for (1) Pullback Atherectomy Catheterization (PAC), (2) Intra-aortic balloon (IAB) pumping software and (3) microwave ablation technology . The Company's special charge relating to the PAC resulted from its discontinuation of support for this development project due to changes in the market outlook for this device. The special charge related to the IAB pumping software resulted from the Company's decision to evaluate a new pump which would not utilize this software. The special charge relating to microwave ablation resulted from the Company's decision to discontinue its efforts to further develop this technology for treating liver ablation. Also included in the special charge is the write-off of an investment of $2,000 in a developer and manufacturer of systems to measure certain cardiac functions due to the developer's uncertain access to future financing and unfavorable financial condition. Finally, due to a delay in obtaining CE mark approval to sell the Arrow LionHeart(TM), in Europe, the Company incurred $1,290 of manufacturing variances related to systems being produced for market introduction.


                                      (46)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


3.      LionHeart(TM) Charges:

The Company incurred charges in the third quarter of fiscal 2004 totaling $3,698 resulting from its decision on April 15, 2004 to delay commencement of the Arrow LionHeart(TM) Phase II U.S. clinical trials. The charges consist primarily of an inventory write-off of $3,140 recorded to cost of goods sold for certain LionHeart(TM) components that became obsolete with the Company's decision not to proceed with the clinical trials using the first generation LionHeart(TM) power system and controller. The other charge was for a LionHeart(TM) manufacturing equipment write-off of $558 recorded to selling, general and administrative expenses.

4.      Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps are part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. The transitional work on the consolidation has begun and is expected to continue into the spring of 2005. In connection with this restructuring, the Company has accrued severance payments of $208 in the fourth quarter of fiscal year 2004 in accordance with Statement of Financial Accounting Standard No. 112, which amount represents total actual restructuring costs incurred through August 31, 2004. Severance payments relate to approximately 53 employees primarily in manufacturing which are expected to be paid in fiscal 2005. All other restructuring costs are expected to be paid in fiscal 2005 and fiscal 2006. Restructuring charges related to this manufacturing realignment are summarized in the table below:

    Estimate of total expected
       restructuring charges                                       2004
    --------------------------------------------------       -----------------
    Severance and related expenses                           $            642
    Property, plant and equipment carrying cost and
    costs of disposal                                                     445
    Other                                                                 100
                                                             -----------------

    Total estimated restructuring charges                    $          1,187


5.      Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,636, which includes the relief from $5,539 of accounts receivable that had been due from this distributor. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12,636 purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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


        Accounts receivable                           $     10,090
        Inventories                                          6,830
        Other current assets                                    25
        Property, plant and equipment                          116
        Goodwill and intangible assets                       3,554
        Current liabilities                                 (7,979)
                                                     --------------
           Total purchase price                       $     12,636
                                                     ==============

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company that had developed, manufactured and marketed chronic hemodialysis catheters, for approximately $10,935. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid $8,935 in cash and recorded a liability classified as debt of $2,000. As of August 31, 2004, this liability had been reduced by $889 for legal costs paid by the Company, which are obligated to be reimbursed by the former owners of Diatek, Inc. Pursuant to the asset purchase agreement relating to this transaction, the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right to set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the complete resolution of the Company's patent infringement as described in Note 18. As a result, the Company has not made any


                                      (47)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


such royalty payments to date. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12,235, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. An independent valuation firm was used to determine a fair market value of the intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Accounts receivable                           $        176
        Inventories                                            423
        Property, plant and equipment                          179
        Intangible assets                                   12,235
        Current liabilities                                 (2,078)
                                                     --------------
           Total purchase price                       $     10,935
                                                     ==============

On March 18, 2003, the Company purchased substantially all of the assets of Klein-Baker Medical, Inc., a company doing business as NeoCare(R) in San Antonio, Texas, for approximately $16,550. NeoCare(R) develops, manufactures and markets specialty catheters and related procedure kits to neonatal intensive care units. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid $14,550 in cash and recorded a liability classified as debt of $2,000. As of August 31, 2004, this liability had been reduced by $75 for insurance premiums paid by the Company, which are obligated to be reimbursed by the former owners of Klein Baker Medical, Inc. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,803 was recorded as goodwill and is evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8,539 are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. An independent valuation firm was used to determine a fair market value of the inventory and intangible assets acquired. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Accounts receivable                           $       640
        Inventories                                         2,009
        Property, plant and equipment                       1,666
        Goodwill and intangible assets                     12,342
        Current liabilities                                  (107)
                                                     -------------
           Total purchase price                       $    16,550
                                                     =============

On July 1, 2003, the Company purchased certain assets of its former Florida-based distributor, IMA, Inc., for $2,150, which includes the relief from $621 of accounts receivable that had been due from this distributor. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid in cash the entire $2,150 for this acquisition. As a result of this transaction, the Company is conducting direct sales activity in the territory formerly covered by IMA, Inc. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $1,717 are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Accounts receivable                           $       310
        Inventories                                           744
        Intangible assets                                   1,717
        Current liabilities                                  (621)
                                                     -------------
           Total purchase price                       $     2,150
                                                     =============

As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc. the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7,295 based on the achievement of certain milestones. The Company paid $2,250 in fiscal 2000, $3,545 in fiscal 2001 and $1,000 in fiscal 2002 for achievement of milestones during these periods. During fiscal 2003, the Company paid $500 to Belmont for achievement of the final two milestones. representing the seventh and eighth quarterly installments of $250 payable by the Company (which payments commenced in April 2001). With these two payments, the Company has completed its payment obligations to Belmont pursuant to the asset purchase agreement and, as of August 31, 2004, no longer owed any amounts to Belmont.

Pro forma amounts are not presented as the acquisitions described above did not have any material effect on the Company's results of operations or financial condition for any of the years presented.


                                      (48)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


6.      Stock Option Plans:

The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996 with amendments thereto approved by the shareholders on January 19, 2000, and the 1999 Stock Incentive Plan, (the "1999 Plan"), which was approved by the shareholders on June 19, 2000. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan authorizes the granting of a maximum of 300,000 non-qualified stock options. Under the Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The Directors Plan authorizes an initial grant of an option to purchase 10,000 shares of common stock upon each eligible director's initial election to the Board of Directors and the grant of an additional option to purchase 3,000 shares of common stock on the date each year when directors are elected to the Board of Directors.

The Company follows the provision of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 2003 and 2002 fiscal years. During fiscal 2004, the Company recognized compensation expense of $54 related to a grant which had an exercise price that was below the market price of the underlying stock on the date of the grant.

In fiscal 2004, 2003 and 2002, the Company granted 1,250,000, 16,000 and 1,108,830 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $25.00 to $25.80 for the options granted in fiscal 2004, from $17.78 to $20.53 for the options granted in fiscal 2003 and from $18.37 to $21.47 for the options granted in fiscal 2002. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted, with the exception of a fiscal 2004 grant discussed above. The options expire ten years from the grant date. The options vest ratably over either four or five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

On January 21, 2004, January 15, 2003 and January 16, 2002, the Company granted 27,000, 24,000 and 24,000 options, respectively, to its directors to purchase shares of the Company's common stock pursuant to the Directors Plan. The exercise price per share for the 2004, 2003 and 2002 awards was $26.42, $20.53 and $20.62, respectively, which was equal to the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date and, once vested, are exercisable at any time.

The numbers of shares underlying option awards under the Company's stock plans and the exercise prices applicable to such awards have in each case been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.

Stock option activity for the years ended August 31, 2004, 2003 and 2002 is summarized in the table below:


                                                 Weighted                         Weighted                          Weighted
                                                  Average                         Average                           Average
                                   Shares        Exercise          Shares         Exercise          Shares          Exercise
                                  FY 2004          Price          FY 2003          Price           FY 2002           Price
                                ------------    ------------    ------------    -------------    ------------    ---------------
Outstanding at September 1        2,318,260       $16.82          2,414,510        $16.75          1,581,720         $15.33
Granted                           1,277,000       $25.28             40,000        $20.11          1,132,830         $18.73
Exercised                          (439,348)      $15.20            (73,930)       $16.48           (200,200)        $16.79
Terminated                          (71,760)      $19.19            (62,320)       $16.63            (99,840)        $16.52
                                ------------                    ------------                     ------------

Outstanding at
   August 31                      3,084,152       $20.49          2,318,260        $16.82          2,414,510         $16.76

Exercisable at
   August 31                      1,263,920       $16.45          1,293,686        $15.84            930,360         $15.45


                                      (49)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


Stock options outstanding at August 31, 2004 are summarized in the table below:


                                                       Weighted             Weighted                            Weighted
                                                        Average             Average                             Average
        Range of                    Number              Remaining           Exercise           Number           Exercise
     Exercise Prices             Outstanding        Contractual Life          Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50                  675,298            4.34                $14.27              675,298         $14.27
     $17.51 - $21.47                1,145,454            6.43                $18.87              588,622         $18.95
     $21.48 - $26.42                1,263,400            9.07                $25.28                    -               -
                               ---------------                                             --------------
                                    3,084,152                                                  1,263,920

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995 had been applied.

The per share weighted average value of stock options granted in fiscal 2004, 2003 and 2002 was $5.39, $8.30 and $9.08, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                 2004             2003              2002
                             -------------    -------------    -------------

Risk-free interest rate             2.90%            2.68%            2.98%
Dividend yield                      1.42%            1.72%            0.74%
Volatility factor                  21.38%           44.55%           22.07%
Expected lives                    4 years          5 years          4 years


7. Related Party Transactions:

During fiscal 2004 and 2003, the Company made purchases amounting to $117 and $121, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and as a Director of the Company. Precision was related to the Company through common ownership until it was dissolved on May 1, 2002.


8. Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.

Rent expense under operating leases totaled $5,929, $5,344 and $4,467 for fiscal years ended August 31, 2004, 2003 and 2002, respectively. Following is a schedule by year showing future minimum rentals under operating leases.


           Year Ending August 31,                             Total
     -----------------------------------                  -------------
                    2005                                   $     5,230
                    2006                                         3,725
                    2007                                         1,995
                    2008                                         1,582
                    2009                                         1,508
                 Thereafter                                      1,506
                                                          -------------
                                                           $    15,546
                                                          =============


                                      (50)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


9.   Inventories:

Inventories are summarized as follows:

                                               August 31,
                                 ---------------------------------------
                                     2004                     2003
                                 --------------          ---------------
Finished goods                    $     29,036            $      31,204
Semi-finished goods                     26,126                   22,223
Work-in-process                          9,493                    8,933
Raw materials                           31,429                   28,089
                                 --------------          ---------------
                                  $     96,084            $      90,449
                                 ==============          ===============


10.  Credit Facilities:

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At both August 31, 2004 and 2003, the Company had a revolving credit facility providing a total of $65,000 in available revolving credit for general business purposes, of which $17,780 and $18,918 was outstanding, respectively, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75,000. At August 31, 2004 and 2003, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $32,275 and $17,970, of which $8,240 and $9,413 was outstanding as of August 31, 2004 and 2003, respectively. This additional borrowing capacity includes an increase in the Company's available credit line related to its Japanese subsidiary of $11,901, which was effected during the third quarter of fiscal 2004. In addition, during fiscal 2003, the Company entered into a short-term note payable with IMA, Inc. for $100 related to a non-compete arrangement pursuant to the Company's acquisition of this business on July 1, 2003, which the Company paid in the fourth quarter of fiscal 2004.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2004 and 2003, the weighted average interest rates on short-term borrowings were 2.3% and 2.2% per annum, respectively. Combined borrowings under these facilities decreased $2,411 during fiscal year 2004.


11.  Accrued Compensation:

The components of accrued compensation at August 31, 2004 and 2003 are as follows:

                                     2004                      2003
                                --------------            -------------
Accrued vacation pay             $      5,522              $     4,359
Accrued payroll                         8,025                    5,664
Other                                     624                      661
                                --------------            -------------
                                 $     14,171              $    10,684
                                ==============            =============



                                      (51)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


12.  Accrued Liabilities:

The components of accrued liabilities of August 31, 2004 and 2003 are as follows:

                                      2004                      2003
                                 --------------            -------------
Accrued professional fees         $      2,858              $    10,144
Other*                                  13,595                   11,456
                                 --------------            -------------
                                  $     16,453              $    21,600
                                 ==============            =============

* No individual items greater than 5% of total current liabilities.

13.  Long-Term Debt:

Long-term debt consists of the following:

                                                                                                    August 31,
                                                                                    ------------------------------------------
                                                                                         2004                     2003
                                                                                    ----------------        ------------------
Note payable to Klein-Baker Medical, Inc. in March 2005, plus interest at a          $        1,925          $          2,000
variable rate based upon LIBOR plus 2.00%, offset by insurance premiums owed to the Company by the former owners of Klein-Baker Medical, Inc.

Note payable to Diatek, Inc. in November 2004, plus interest at a variable rate based upon LIBOR plus 2.00%, offset by certain charges owed to the
Company by the former owners of Diatek, Inc.                                                  1,111                     1,735

Industrial Development Authority Bonds, $3,500 face amount, subject to mandatory annual sinking fund payments of $300 from December 1999 through December 2003;
plus interest at a variable rate ranging from 1.33% to 1.62%
in 2004 and from 1.00% to 2.35% in 2003.                                                          -                       300
                                                                                    ----------------        ------------------
Total debt                                                                                    3,036                     4,035
Less current maturities                                                                       3,036                       300
                                                                                    ----------------        ------------------
                                                                                     $            -          $          3,735
                                                                                    ================        ==================

The Company has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $1,405 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were 0.60% per annum at August 31, 2004.

Total interest costs for fiscal 2004, 2003 and 2002 were $1,117, $618 and $845, respectively, of which $0, $0 and $218, respectively, were capitalized.

At August 31, 2003, the carrying amount of long-term debt approximated fair value.


                                      (52)

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

The provision (benefit) for income taxes consists of:


                                                                  2004
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current             $              18,829       $           1,818       $             3,762      $               24,409
Deferred                            2,288                     218                        20                       2,526
                   -----------------------    --------------------    ----------------------    ------------------------
                    $              21,117       $           2,036       $             3,782      $               26,935
                   =======================    ====================    ======================    ========================


                                                                  2003
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               14,928     $               665     $               2,829     $                18,422
Deferred                            2,799                     267                      (240)                      2,826
                   -----------------------    --------------------    ----------------------    ------------------------
                   $               17,727     $               932     $               2,589     $                21,248
                   =======================    ====================    ======================    ========================

                                                                  2002
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               18,242     $               772     $               1,856     $                20,870
Deferred                           (1,940)                   (300)                      147                      (2,093)
                   -----------------------    --------------------    ----------------------    ------------------------
                   $               16,302     $               472     $               2,003     $                18,777
                   =======================    ====================    ======================    ========================

Research and development tax credits were $750, $801 and $799 in fiscal 2004, 2003 and 2002, respectively.

The following deferred taxes and balance sheet classifications are recorded as of August 31, 2004 and 2003:


Deferred tax assets (liabilities):                        2004                   2003
                                                     ---------------        ---------------
 Accounts receivable                                 $          656         $          274
 Inventories                                                  6,198                  5,294
 Capital loss carryforward                                    3,392                  3,392
 Property, plant and equipment                               (8,231)                (9,231)
 Intangible assets                                            4,760                  5,020
 Accrued liabilities                                        (11,877)               (10,729)
 Accrued compensation                                         1,402                  1,095
 Postretirement benefits other than pensions                  5,186                  3,755
                                                     ---------------        ---------------
                                                     $         1,486        $       (1,130)
                                                     ===============        ===============

Balance Sheet classification:
 Current deferred tax assets                         $        8,562         $        7,011
 Non-current deferred tax assets/(liabilities)               (7,076)                (8,141)
                                                     ---------------        ---------------
                                                     $         1,486        $       (1,130)
                                                     ===============        ===============

The Company has capital loss carryforwards related to marketable securities sales of $8,845 at August 31, 2004 that expire on August 31, 2006. Management considers projected future taxable income and tax planning strategies in assessing the need for valuation allowances that reduce deferred tax assets. Based upon historical taxable income and tax planning strategies that may be implemented in the future, management believes it is more likely than not that the Company will realize the benefits of these capital loss carryforwards as of August 31, 2005.


                                      (53)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


In addition, the Company made a payment in March 2004 of $10.0 million to settle a tax assessment related to an ongoing Japanese government tax audit of the Company's transfer pricing with its Japanese subsidiary. The Company expects to utilize competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this required Japanese tax payment. The Company believes that the amount ultimately recovered through these proceedings has been fully provided for as of August 31, 2004 and, therefore, will not adversely affect its future results of operations.

The Company recorded the impact of changes in deferred tax assets associated with the intercompany profits in the ending inventory of foreign subsidiaries as a component of cost of sales through May 2002 in accordance with Accounting Research Bulletin No. 51 ("ARB 51"). In order to record all income tax expense or benefit in the income tax provision, beginning in June 2002, the impact of these changes are classified as a component of deferred income tax expense.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                                            2004             2003            2002
                                                         ----------       ----------      ----------
Statutory federal income tax rate                           35.0  %          35.0  %         35.0  %
State income taxes, net of federal benefit                   1.6              1.0             0.5

Foreign statutory tax rates differential                    (0.4)             0.8             0.4
Foreign sales corporation - ETI (Extra Territorial
Income Exclusion)                                           (3.8)            (4.2)           (3.4)

Research and development tax credit                         (0.9)            (1.6)           (0.8)
Other                                                        1.0              0.8             0.8
                                                         ----------       ----------      ----------
Effective tax rate                                          32.5  %          31.8  %         32.5  %
                                                         ==========       ==========      ==========

15.  Retirement Benefits:

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

On September 1, 2000, the Company established a Defined Benefit Supplemental Executive Retirement Plan to provide pension benefits to selected executives and retired executives/directors of the Company. The plan is unfunded and the benefits provided under the plan are intended to be in addition to other employee retirement benefits offered by the Company, including but not limited to tax-qualified employee retirement plans. The accumulated benefit obligation for this pension plan, which exceeds plan assets, was $4,981 and $3,952 at August 31, 2004 and 2003, respectively.

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


                                      (54)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


The following summarizes the Company's benefit obligations, changes in plan assets and funded status:


                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                                August 31,
                                                          2004                2003                  2004                 2003
                                                     ----------------    ---------------      ------------------    ---------------
Change in benefit obligation:

Benefit obligation at beginning of year              $        75,482      $      64,369        $         13,013      $       9,849
Service cost                                                   3,688              2,743                     354                319
Interest cost                                                  5,259              4,335                     866                795
Amendments                                                     2,578              1,649                    (423)                 -
Actuarial loss                                                 3,577              4,679                   1,417              2,594
Benefits paid                                                 (2,314)            (2,293)                   (136)              (544)
                                                     ----------------    ---------------      ------------------    ---------------
Benefit obligation at end of year                    $        88,270      $      75,482        $         15,091             13,013
                                                     ================    ===============      ==================    ===============



                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                                August 31,
                                                          2004                2003                  2004                 2003
                                                     ----------------    ---------------      ------------------    ---------------
Change in plan assets:

Fair value of plan assets at beginning of year       $        78,227      $      58,811        $              -      $           -
Actual return on plan assets                                   5,018              6,234                       -                  -
Employer contributions                                           252             15,475                     136                544
Benefits paid                                                 (2,314)            (2,293)                   (136)              (544)
                                                     ----------------    ---------------      ------------------    ---------------
Fair value of plan assets at end of year             $        81,183      $      78,227        $              -      $           -
                                                     ================    ===============      ==================    ===============



                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                                August 31,
                                                          2004                2003                  2004                 2003
                                                     ----------------    ---------------      ------------------    ---------------

Funded status                                        $        (6,885)     $       2,745        $        (15,091)     $     (13,013)
Unrecognized net actuarial loss                               21,533             17,401                   4,937              3,695
Unrecognized prior service cost                               11,687              9,924                    (681)              (375)
Unrecognized transition obligation (asset)                       (34)              (296)                    533                582
Unrecognized plan acquisition differential                     1,023              1,173                    (404)              (433)
                                                     ----------------    ---------------      ------------------    ---------------
     Prepaid (accrued) benefit cost                  $        27,324      $      30,947        $        (10,706)     $      (9,544)
                                                     ================    ===============      ==================    ===============


                                      (55)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
Amounts recognized in the statement                              August 31,                                August 31,
of financial position consist of:                         2004                2003                  2004                 2003
                                                     ----------------    ---------------      ------------------    ---------------
Prepaid benefit cost                                 $        29,127      $      32,016        $              -      $           -
Accrued benefit liability                                     (4,981)            (3,952)                (10,706)            (9,544)
Intangible asset                                               3,178              2,772                       -                  -
Accumulated other comprehensive
   Income                                                          -                111                       -                  -
                                                     ----------------    ---------------      ------------------    ---------------
      Net amount recognized                          $        27,324      $      30,947        $        (10,706)     $      (9,544)
                                                     ================    ===============      ==================    ===============

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with plan assets in excess of accumulated benefit obligations were $81,673, $69,449 and $80,694 for 2004, respectively, and $71,517, $61,267 and $78,227 for 2003, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $6,597, $4,981 and $489 for 2004, respectively, and $3,965, $3,952 and $0 for 2003, respectively.


Plan Assumptions

Weighted average assumptions used in developing the benefit obligation and net periodic benefit cost were as follows:

                                                            Pension Benefits                           Other Benefits
                                                 ---------------------------------------    --------------------------------------
                                                                August 31,                                August 31,
Benefit obligation                                  2004           2003          2002         2004          2003           2002
                                                 -----------    -----------    ---------    ----------   ------------    ---------
Discount rate                                         6.25%          6.50%          7.00%       6.25%          6.50%        7.00%
Expected return on plan assets                        8.50%          9.00%         11.00%         N/A            N/A          N/A
Rate of compensation increase                         4.00%          4.00%          4.00%       4.00%          4.00%        4.00%

Health care cost trend rate:
Initial trend rate                                      N/A            N/A          N/A        10.00%         12.00%        8.00%
Ultimate trend rate                                     N/A            N/A          N/A         5.00%          5.00%        5.00%
Years until ultimate trend is reached                   N/A            N/A          N/A         9             11            6


                                      (56)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


                                                            Pension Benefits                           Other Benefits
                                                 ---------------------------------------    --------------------------------------
                                                                August 31,                                August 31,
Net periodic benefit cost                           2004           2003          2002         2004          2003           2002
                                                 -----------    -----------    ---------    ----------   ------------    ---------
Discount rate                                         6.50%          7.00%         7.25%        6.50%          7.00%        7.25%
Expected return on plan assets                        9.00%         11.00%        11.00%          N/A            N/A          N/A
Rate of compensation increase                         4.00%          4.00%         4.00%        4.00%          4.00%        4.00%

Health care cost trend rate:
Initial trend rate                                      N/A            N/A          N/A        12.00%          8.00%        8.50%
Ultimate trend rate                                     N/A            N/A          N/A         5.00%          5.00%        5.00%
Years until ultimate trend is reached                   N/A            N/A          N/A        11              6            7

The asset allocation of the Company's pension plans at August 31, 2004 and August 31, 2003, and the target allocation for fiscal 2005, by asset category is summarized in the table below:

                                                                                   Percentage of Plan Assets for the Years ended
                                 Long-Term Range of Target Allocations                              August 31,
                                                                                  ------------------------------------------------
Asset Category                     For the Year ended August 31, 2005                      2004                      2003
------------------------   ---------------------------------------------------    -----------------------    ---------------------
Equity Securities (1)                          35% - 65%                                   63%                       61%
Debt Securities                                15% - 25%                                   26%                       16%
Alternatives (2)                               10% - 35%                                    0%                        0%
Cash                                            2% - 5%                                    11%                       23%
                           ---------------------------------------------------    -----------------------    ---------------------

Total                                                                                     100%                      100%

(1) Equity securities do not include any of the Company's common stock.
(2) Alternatives include Hedge Funds, Private Equity and Real Assets.

The Plan's investment strategy supports the objectives of its plans. These objectives are to maximize returns in order to minimize contributions within reasonable and prudent levels of risk, to achieve and maintain full funding of the accumulated benefit obligation and the actuarial liability, to maintain liquidity sufficient to pay current plan benefits, to seek investment managers that outperform their respective counterparts, and to earn a nominal rate of return, net of expenses. To achieve these objectives, the Company has established a strategic asset allocation policy. The target allocations by asset class are summarized above. Rebalancing occurs when the target ranges are exceeded. Investments are diversified across classes and within each class to minimize the risk of large losses. Periodic reviews are made of the liability measurement, investment objectives, and the investment managers.

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan's investment portfolio. Assumed projected rates of return for each of the plan's projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns and for the effect of expenses paid from plan assets. The Company reviews this long-term assumption on an annual basis.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a benefit at least "actuarially equivalent" to the Medicare benefit. Management has concluded that the Company's plans are at least "actuarially equivalent" to the Medicare benefit and, accordingly, has included the federal subsidy from the Act in the normal year-end measurement process for other retiree benefit plans. The impact of this subsidy to net periodic pension cost and to benefits paid in future years is not expected to be material.


                                      (57)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


Total benefits expected to be paid to participants, which includes payments funded from the Company's assets, are summarized in the table below:

       Expected Benefits Payments                  Pension Benefits              Other Benefits
------------------------------------------     --------------------------    -----------------------
                  2005                                $    3,147                  $     716
                  2006                                     3,346                        754
                  2007                                     3,548                        785
                  2008                                     3,803                        818
                  2009                                     4,184                        879
               2010 - 2014                            $   28,239                  $   5,023


                                                          Pension Benefits                             Other Benefits
                                              -----------------------------------------   -----------------------------------------
Components of net periodic (benefit)                          August 31,                                  August 31,
cost for the fiscal years ended                  2004           2003           2002          2004            2003           2002
                                              -----------    ------------   -----------   -----------    ------------   -----------

Service cost                                   $   3,688      $    2,743     $   2,935     $     354      $      319     $     233
Interest cost                                      5,259           4,335         4,062           866             795           544
Expected return on plan assets                    (6,958)         (6,492)       (7,094)            -               -             -
Amortization of prior service costs                1,090             666           665          (117)            (84)          (84)
Amortization of transition obligation (asset)       (107)           (107)         (107)           49              49            49
Amortization of net actuarial (gain) loss            824             503           (13)          175             104        (1,436)
Plan acquisition differential                        150             150           150           (29)            (29)          (29)
                                              -----------    ------------   -----------   -----------    ------------   -----------
     Net periodic (benefit) cost               $   3,946      $    1,798     $     598     $   1,298      $    1,154     $    (723)
                                              ===========    ============   ===========   ===========    ============   ===========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:


                                                     1-Percentage-                      1-Percentage-
                                                     Point Increase                     Point Decrease
                                                     --------------                     --------------
Effect on total of service and interest
    cost components                                    $       282                       $       (233)
Effect on postretirement benefit obligation            $     2,103                       $     (1,763)

Savings Plan:

The Company has a defined contribution savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan related to the Company's matching contribution was $1,152, $1,024 and $1,064 for fiscal 2004, 2003 and 2002, respectively.

In fiscal 2001, this plan was amended to, among other things, permit the Company to begin contributing to each eligible participant's 401(k) plan account an additional amount equal to 1% of each participant's monthly compensation in the form of vested shares of Arrow common stock. This stock contribution program resulted in additional expense to the Company of $815, $716 and $718 for fiscal 2004, 2003 and 2002, respectively.


                                      (58)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


16.  Segment Reporting:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the reporting of certain financial information for each operating segment. The Company has one operating segment as defined in this standard based on the fact that its various business components do not possess the defined characteristics that would meet the standard's definition of operating segments. For instance, the Company's current management structure is designed to operate the business as a whole, with no divisional responsibilities. In addition, over 90% of the Company's net sales are generated from catheter and catheter-based products. Therefore, the Company continues to operate as a single reportable segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.

The following table provides information about the Company's sales by product category:


                                           2004                             2003                               2002
                               -----------------------------    ------------------------------     -----------------------------
                                 Critical         Cardiac         Critical          Cardiac         Critical          Cardiac
                                   Care             Care            Care             Care             Care             Care
                               --------------    -----------    -------------     ------------     ------------     ------------
Sales to External              $      369,800    $    63,300    $     323,500     $     56,900     $    284,000     $     56,800
     customers

The following tables present information about geographic areas:


                                                                              2004
-------------------------------------------------------------------------------------------------------------------------------
                                     United         Asia and                       Other
                                     States          Africa         Europe        Foreign         Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated
    customers                         $ 279,900       $60,000        $ 71,400       $21,800       $         -         $ 433,100
Long-lived assets at
    August 31*                        $ 308,236       $ 2,801        $ 41,754       $ 2,134       $  (124,920)        $ 230,005

                                                                              2003
-------------------------------------------------------------------------------------------------------------------------------
                                     United         Asia and                       Other
                                     States          Africa         Europe        Foreign         Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated
    customers                         $ 249,900       $51,200        $ 60,400      $ 18,900       $         -         $ 380,400
Long-lived assets at
    August 31*                        $ 298,113       $ 2,127        $ 38,984      $  1,980       $  (121,203)        $ 220,001


                                                                              2002
-------------------------------------------------------------------------------------------------------------------------------
                                     United         Asia and                       Other
                                     States          Africa         Europe        Foreign         Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated
    customers                         $ 223,300       $48,100        $ 50,100      $ 19,300       $         -         $ 340,800
Long-lived assets at
    August 31*                        $ 266,966       $ 2,194        $ 38,364      $  2,309       $  (113,181)        $ 196,652

* Long-lived assets include both tangible and intangible assets.


17.  Financial Instruments:

During fiscal 2004 and 2003, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.3% and 22.7%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other (income) / expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by the changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.


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

At August 31, 2004, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through November 2004. The following table identifies foreign currency forward contracts to sell foreign currencies at August 31, 2004 and 2003 as follows:


                                                     August 31, 2004                         August 31, 2003

                                               Notional          Fair Market           Notional          Fair Market
                                               Amounts              Value               Amounts             Value
                                            ---------------    ---------------      ---------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)

        Canadian dollars                    $            -     $            -       $           424    $           432
        Euro                                        14,643             14,603                 4,345              4,393
        Mexican peso                                 1,379              1,393                   627                626
        African rand                                   445                450                   396                404
                                            ---------------    ---------------      ---------------    ---------------
                                            $       16,467     $       16,446       $         5,792    $         5,855
                                            ===============    ===============      ===============    ===============

At August 31, 2004, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through October 2004. The following table identifies foreign currency forward contracts to buy foreign currencies at August 31, 2004 and August 31, 2003 as follows:


                                                     August 31, 2004                         August 31, 2003

                                               Notional          Fair Market           Notional          Fair Market
                                               Amounts              Value               Amounts             Value
                                            ---------------    ---------------      ---------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)

        Czech koruna                        $        3,031     $        2,996       $           672    $           677
        Euro                                         7,305              7,306                     -                  -
        Mexican peso                                   703                702                     -                  -
                                            ---------------    ---------------      ---------------    ---------------
                                            $       11,039     $       11,004       $           672    $           677
                                            ===============    ===============      ===============    ===============

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. During fiscal 2004, the Company did not recognize any time value losses nor did it recognize any intrinsic values losses against net sales. During fiscal 2003, the Company recognized intrinsic value gains of $294. The Company had no foreign currency option contracts outstanding at August 31, 2004 and August 31, 2003.


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

The Company was a defendant in two related lawsuits alleging that certain of its hemodialysis catheter products infringe patents owned by or licensed to the plaintiffs. During the fourth quarter of fiscal 2003, the Company established a reserve of $8,000 in anticipation of reaching a settlement for these two related lawsuits. In October 2003, the Company reached a settlement in principle with the plaintiffs for the reserved amount. In December 2003, the terms of the settlement were finalized and the Company paid the $8,000 settlement in January 2004.

The Company is also currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until after calendar year 2004. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.


19.  Stock Split:

During the fourth quarter of fiscal 2003, the Company approved a two-for-one split of its common stock effected on August 15, 2003, which was distributed to all stockholders of record on August 1, 2003. The Company retained the rate of its quarterly cash dividends, which resulted in the doubling of its quarterly dividend in the fourth quarter of fiscal 2003. The accompanying financial statements and related footnotes, including all share and per share amounts, have been adjusted to reflect these actions.


20.  New Accounting Standards:

The FASB issued a proposed Statement, "Share-Based Payment, an Amendment of SFAS No. 123 and 95" in March 2003. This exposure draft proposes that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. In October 2004, the FASB delayed the effective date of this proposed statement, which, if issued as a final standard, would replace the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This proposed statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005.


21.  Sale of Securities:

Proceeds from the Company's sale of marketable securities of a medical device company available for sale were $2,540 for fiscal 2002. Gains on the sale of these securities in fiscal 2002 amounted to $1,703 and were included in selling, general and administrative expenses in the Company's consolidated statements of income.


                                      (61)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


22.  Sale of Implantable Drug Infusion Pump Business:

On April 1, 2002, the Company completed the sale of substantially all of the assets of its implantable drug infusion pump business for a sale price of $13,000 in cash pursuant to an asset purchase agreement dated as of March 1, 2002. An estimated loss on the sale was recorded in the second quarter of fiscal 2002, during which period the Company's Board of Directors authorized the transaction. The transaction was accounted for as a sale of a non-integrated portion of a reporting unit, as defined by SFAS 142. After further adjustments to the estimated loss were made in the third and fourth quarters of fiscal 2002, the loss before tax on the transaction was $1,226 and was included in selling, general and administrative expenses in the Company's consolidated statements of income.

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


23. Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 2004 are as follows:

                                                                               Quarter
                                            -------------------------------------------------------------------------------
                                                11/30/03             2/29/04              5/31/04              8/31/04
                                            ----------------     ---------------     ----------------     -----------------
Net sales                                   $       103,101      $      108,294      $       108,779      $        112,960
Cost of goods sold                                   48,903              50,492               56,249                53,043
                                            ----------------     ---------------     ----------------     -----------------
Gross profit                                         54,198              57,802               52,530                59,917
Operating expenses
Research, development
  and engineering                                     6,844               6,383                8,201                 8,946
Selling, general and
  administrative                                     25,738              28,448               27,068                28,938
Restructuring Charge                                      -                   -                    -                   208
Operating income                                     21,616              22,971               17,261                21,825
Other expenses (income)                                 248                  70                   (2)                  480
Income before income
   taxes                                             21,368              22,901               17,263                21,345
Provision for income taxes                            6,944               7,443                5,611                 6,937
Net income                                  $        14,424      $       15,458      $        11,652      $         14,408
Basic earnings
   per common share                         $          0.33      $         0.36      $          0.26      $           0.33
Diluted earnings
   per common share                         $          0.33      $         0.35      $          0.26      $           0.32
Weighted average shares used in computing
  basic earnings per common share                    43,344              43,504               43,634                43,753
Weighted average shares used in computing
  diluted earnings per common share                  43,983              44,203               44,474                44,544


                                      (62)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


Quarterly financial results for the year ended August 31, 2003 are as follows:


                                                                                 Quarter
                                               ----------------------------------------------------------------------------
                                                  11/30/02             2/28/03            5/31/03              8/31/03
                                               --------------      --------------     ---------------     -----------------
Net sales                                      $      88,839       $      92,757      $       96,949      $        101,831
Cost of goods sold                                    45,395              47,019              47,756                50,076
                                               --------------      --------------     ---------------     -----------------
Gross profit                                          43,444              45,738              49,193                51,755
Operating expenses
Research, development
  and engineering                                      6,072               6,409               6,329                 9,360
Selling, general and
  administrative                                      20,186              21,735              22,649                24,784
Special charge*                                            -                   -                   -                 8,000
Operating income                                      17,186              17,594              20,215                 9,611

Other expenses (income)                                  277              (71)                (1,157)               (1,361)
Income before income
   taxes                                              16,909              17,665              21,372                10,972
Provision for income taxes                             5,495               5,741               6,946                 3,066
Net income                                     $      11,414       $      11,924      $       14,426      $          7,906
Basic earnings
   per common share                            $        0.26       $        0.28      $         0.33      $           0.18
Diluted earnings
   per common share                            $        0.26       $        0.27      $         0.33      $           0.18
Weighted average shares used in
  computing basic earnings per
  common share                                        43,722              43,384              43,231                43,263
Weighted average shares used in
  computing diluted earnings per
  common share                                        43,879              43,742              43,667                43,807

 * In the fourth quarter of fiscal 2003, the Company recorded a special charge (see Note 2 - "Special Charges" above).

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.


                                      (63)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


24.  Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 2004, 2003 and 2002:


                                                                         2004              2003              2002
                                                                     -------------     -------------     ------------
Net income                                                              $ 55,942          $ 45,670         $ 39,000

Weighted average common shares outstanding                                43,559            43,399           43,826
Incremental common shares issuable: stock options
   and awards                                                                743               374              385
                                                                     -------------     -------------     ------------
Weighted average common shares outstanding
   assuming dilution                                                      44,302            43,773           44,211
                                                                     =============     =============     ============

Basic earnings per common share                                            $1.28             $1.05            $0.89
                                                                     =============     =============     ============

Diluted earnings per common share                                          $1.26             $1.04            $0.88
                                                                     =============     =============     ============

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.


25.  Warranty:

The Company's primary warranty obligation relates to intra-aortic balloon pumps. The Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of August 31, 2004, the Company's estimated product warranty obligation is $740. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated.


26.  Subsequent Event (unaudited):

In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A (ABM), for a total purchase price of up to approximately $8,000 to be completed in the first quarter of fiscal 2005 with various installments thereafter on account of ongoing tender contract sales. ABM had been one of the Company's distributors in Italy since 1982. The agreement includes the purchase of distributorship rights, customer lists, as well as the inventory and specified tender contracts associated with the sales of ABM of the Company's products. As a result of this transaction, the Company is currently selling direct in Italy through its subsidiary, Arrow Italy S.p.A.

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attain age 57 or older and have at least five years of service with the Company as of January 31, 2005. The program provides that each such eligible employee who makes an election to retire from the Company on or between November 10, 2004 and January 31, 2005 will (1) receive payments equal to two weeks pay for each year of his or her service and a lump sum payment of $20,000, (2) be treated as if such employees retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which are unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date. The Company presently anticipates that the cash cost of this program will be approximately $3,600, assuming full participation in the program, which will be included in restructuring charges over the next two fiscal quarters as employee elections under this program are received and the related costs are incurred.

As part of its plans to rationalize its production operations in Europe, in November 2004, the Company determined to move its European Distribution Center, currently situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium, in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company anticipates that this re-location will be completed in the second quarter of fiscal 2005 and will cost up to approximately $2,000.


                                      (64)

                                   SCHEDULE II

                            ARROW INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                           Additions
                                                              ----------------------------------
                                                                 Charges /
                                               Balance at      (Credits) to          Charged                           Balance at
                                               Beginning          Cost and           to Other                             End
                 Description                   of Period          Expenses           Accounts       Deductions(1)      of Period
-----------------------------------------   ---------------   ---------------    ---------------   ---------------   ---------------
For the year ended August 31, 2002:
  Accounts receivable:
    Allowance for doubtful accounts          $         965     $         462      $          -      $         471    $          956
                                            ===============   ===============    ===============   ===============   ===============

For the year ended August 31, 2003:
  Accounts receivable:
    Allowance for doubtful accounts          $         956     $         674      $           -     $         518    $        1,112
                                            ===============   ===============    ===============   ===============   ===============

For the year ended August 31, 2004:
  Accounts receivable:
    Allowance for doubtful accounts          $       1,112     $       1,437      $           -     $         351     $       2,198
                                            ===============   ===============    ===============   ===============   ===============

(1)  Deductions represent write-offs of accounts receivable. .



                                      (65)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of August 31, 2004. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                                      (66)

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CODE OF ETHICS

     The Company has adopted a code of ethics within the meaning of Item 406(b) of SEC Regulation S-K, which applies to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and other members of its management performing similar functions. This document is available free of charge on the Company's website at WWW.ARROWINTL.COM.

     Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2005 Annual Meeting of Shareholders to be held on January 19, 2005 (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained in Part I of this report under the caption "Executive Officers".


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

     The following table sets forth certain information regarding the Company's equity compensation plans as of August 31, 2004.


                                                                                                     Number of securities
                                                                                                   remaining available for
                                        Number of securities to         Weighted-average            future issuance under
                                        be issued upon exercise         exercise price of         equity compensation plans
                                        of outstanding options,       outstanding options,          (excluding securities
          Plan Category                  warranties and rights         warrants and rights         reflected in column (a))
-----------------------------------    --------------------------   --------------------------    ---------------------------
                                                  (a)                          (b)                            (c)
Equity compensation plans
  approved by security
  holders                                      3,084,152                     $20.49                       11,379,110

Equity compensation plans
  not approved by security
  holders                                              -                          -                                -
              Total                            3,084,152                     $20.49                       11,379,110

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with management of the Company will be included in the Proxy Statement and is incorporated herein by reference.


                                      (67)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES (AMOUNTS IN THOUSANDS)

     The Company's registered public accounting firm is PricewaterhouseCoopers LLP, Certified Public Accountants. PricewaterhouseCoopers LLP has served as the Company's independent registered public accounting firm since fiscal 1985.

     AUDIT FEES

     The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company's annual consolidated financial statements, statutory audits of the Company's foreign subsidiaries, and reviews of the interim financial statements included in the Company's quarterly reports on Form 10-Q were $815 and $646 for the fiscal years ended August 31, 2004 and 2003, respectively.

     AUDIT-RELATED FEES

     In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of the Company's financial statements were $153 and $69 for the fiscal years ended August 31, 2004 and 2003, respectively. Such services included accounting consultations and audits in connection with acquisitions, and additional assurance and related services for the Company's foreign subsidiaries.

     TAX FEES

     The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for tax compliance assistance in connection with the tax preparation and tax computations for the Company's U.S. and foreign subsidiaries were $210 and $315 for the fiscal years ended August 31, 2004 and 2003, respectively.

     The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for tax audit assistance and defense, including transfer pricing for the Company's U.S. and foreign subsidiaries, were $310 and $314 for the fiscal years ended August 31, 2004 and 2003, respectively,

     The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for miscellaneous tax planning and advice, including U.S., State and International, for the Company's U.S. and foreign subsidiaries were $42 and $110 for the fiscal years ended August 31, 2004 and 2003, respectively.

     ALL OTHER FEES

     The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for other services for the Company's U.S. and foreign subsidiaries, consisting of consulting services for the defined benefit pension plan, were $64 and $0 for the fiscal years ended August 31, 2004 and 2003, respectively.

     AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     The Audit Committee of the Company's Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that the Company's management believes that a new service or the expansion of a current service provided by the Company's accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the Company's engagement of its accountants to render such services. No non-audit services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during the fiscal year ended August 31, 2004.


                                      (68)

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1 The financial statements listed in the Index to Consolidated Financial Statements under Item 8 of this report are filed as part of this report.

          2 Financial Statement Schedule II of the Company is filed as part of this report.

     Other statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

          3 See Exhibit Index on pages 71 through 75 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of this report.

     (b)  Reports on Form 8-K:

     o    Current Report on Form 8-K, dated June 23, 2004, reporting under Item
          12. Results of Operations and Financial Condition, announcing the Company's third quarter fiscal 2004 earnings.

     o    Current Report on Form 8-K, dated September 29, 2004, reporting under
          Item 2.02. Results of Operations and Financial Condition, announcing the Company's fourth quarter fiscal 2004 earnings.

     o    Current Report on Form 8-K, dated October 27, 2004, reporting under
          Item 1.01. Entry into a Material Definitive Agreement, Item 5.02. Departure of Director or Principal Officers, Elections of Directors, Appointment of Principal Officers, and Item 5.03. Amendments to Articles of Incorporation or By-laws; Change in Fiscal Year, relating to the Company's approval of a new early retirement program, the retirement of the Company's President and Chief Operating Officer and certain amendments to the Company's By-Laws.


                                      (69)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ARROW INTERNATIONAL, INC.

                                   By: /s/ Frederick J. Hirt
                                       -----------------------------------------
                                       Frederick J. Hirt
                                       Chief Financial Officer and
                                       Senior Vice President of Finance
Dated:  November 12, 2004

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


         Signatures                                       Title                               Date
         ----------                                       -----                               ----
/s/ Carl G. Anderson, Jr.                      Director, Chairman and                   November 12, 2004
---------------------------------              Chief Executive Officer
(Carl G. Anderson, Jr.)                        (Principal Executive Officer)


/s/ Frederick J. Hirt                          Chief Financial Officer and              November 12, 2004
---------------------------------              Senior Vice President of Finance
(Frederick J. Hirt)                            (Principal Financial and
                                               Accounting Officer)


/s/ Marlin Miller, Jr.                         Director                                 November 12, 2004
---------------------------------
(Marlin Miller, Jr.)


/s/ Raymond Neag                               Director                                 November 12, 2004
---------------------------------
(Raymond Neag)


/s/ John H. Broadbent, Jr.                     Director                                 November 12, 2004
---------------------------------
(John H. Broadbent, Jr.)


/s/ T. Jerome Holleran                         Director                                 November 12, 2004
---------------------------------
(T. Jerome Holleran)


/s/ Richard T. Niner                           Director                                 November 12, 2004
---------------------------------
(Richard T. Niner)


/s/ George W. Ebright                          Director                                 November 12, 2004
---------------------------------
(George W. Ebright)


/s/ Alan M. Sebulsky                           Director                                 November 12, 2004
---------------------------------
(Alan M. Sebulsky)


/s/ John E. Gurski                             Director                                 November 12, 2004
---------------------------------
(John E. Gurski)


/s/ R. James Macaleer                          Director                                 November 12, 2004
---------------------------------
(R. James Macaleer)


                                      (70)

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

      3.2           By-laws of the Company, as amended and              Incorporated by reference from Exhibit 3.2 to the
                    restated.                                           Company's Current Report on Form 8-K dated October
                                                                        27, 2004 (the "October 2004 Form 8-K").

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


                                                             (71)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
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

     10.14          Agreement dated August 4, 2003 between the          Incorporated by reference from Exhibit 10.14 to the
                    Company and United Steelworkers of America          2003 Form 10-K
                    AFL/CIO Local 8467.

     10.15          Amended and Restated Retirement Plan for            Incorporated by reference from Exhibit 10.23.2 to
                    Hourly-Rated Employees of the Wyomissing            the 1993 Form 10-K
                    Plant of the Company, effective September
                    1,1989, as amended.


                                                             (72)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
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

                                                             (73)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
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

     10.31          Directors Stock Incentive Plan (as amended on       Incorporated by reference from Exhibit 10.55 to the
                    January 19, 2000)                                   2000 Form 10-K

     10.32          1999 Stock Incentive Plan                           Incorporated by reference from Exhibit 10.56 to the
                                                                        2000 Form 10-K

    10.32.1         1999 Stock Incentive Plan (as amended on            Filed herewith
                    October 27, 2004)

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


                                                             (74)

    EXHIBIT
    NUMBER          DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
    10.33.1         Second Amendment to Loan Agreement dated June       Incorporated by reference from Exhibit 10.33.1 to
                    30, 2003, among Wachovia Bank, National             the 2003 Form 10-K
                    Association (f/k/a  First Union National
                    Bank),Wachovia Bank, National Association,
                    London Branch (f/k/a First Union National
                    Bank, London Branch), and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V., Arrow
                    International CR, A.S. and Arrow Italy S.R.L.

     10.34          Arrow International, Inc. Defined Benefit           Incorporated by reference from Exhibit 10.58 to the
                    Supplemental Executive Retirement Plan.             May 31, 2001 Form 10-Q

    10.34.1         Amendment No. 1 to the Arrow International,         Incorporated by reference from Exhibit 10.34.1 to
                    Inc. Defined Benefit Supplemental Executive         the 2003 Form 10-K
                    Retirement Plan

     10.35          Certified Copy of Corporate Resolutions of          Incorporated by reference from Exhibit 10.35 to the
                    the Company, dated October 27, 2004                 October 2004 Form 8-K
                    authorizing and setting forth the terms of
                    the Company's Early Retirement Program

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


                                                             (75)