Form 10-Q
period 2004-11-30
ARROW INTERNATIONAL INC
filed 2005-01-10
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2004

        or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

Commission File Number   0-20212


                            ARROW INTERNATIONAL, INC.
                            -------------------------
             (Exact Name of Registrant as Specified in Its Charter)


Pennsylvania                                                          23-1969991
-------------------------                                            -----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


2400 Bernville Road, Reading, Pennsylvania                                 19605
------------------------------------------                                ------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code:               (610) 378-0131
                                                                  --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                 Shares Outstanding at January 4, 2005
-------                               -------------------------------------

Common Stock, No Par Value                          44,044,868

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements (Unaudited)

                      Consolidated Balance Sheets at November 30, 2004
                      and August 31, 2004                                   3-4

                      Consolidated Statements of Income                       5

                      Consolidated Statements of Cash Flows                 6-7

                      Consolidated Statements of Comprehensive
                      Income                                                  8

                      Notes to Consolidated Financial Statements            9-16

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  17-24

           Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                          24-25

           Item 4.    Controls and Procedures                                 25


PART II.   OTHER INFORMATION

           Item 5.    Other Information                                    25-26

           Item 6.    Exhibits and Reports on Form 8-K                        26

Signature                                                                     27

Exhibit Index                                                                 28

Certifications                                                             29-32


                                       (2)

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements


                                               ARROW INTERNATIONAL, INC.
                                              CONSOLIDATED BALANCE SHEETS

                                                     (In thousands)
                                                      (Unaudited)


                                                                     November 30,                    August 31,
                                                                         2004                            2004
                                                               ------------------------        -----------------------
         ASSETS
         Current assets:
              Cash and cash equivalents                        $                 95,255        $                94,176
              Accounts receivable, net                                           88,981                         83,918
              Inventories                                                       101,133                         96,084
              Prepaid expenses and other                                         10,762                          7,336
              Deferred income taxes                                               8,265                          8,562
                                                               ------------------------        -----------------------
              Total current assets                                              304,396                        290,076
                                                               ------------------------        -----------------------

         Property, plant and equipment                                          315,666                        302,978

         Less accumulated depreciation                                         (173,595)                      (166,000)
                                                               ------------------------        -----------------------
                                                                                142,071                        136,978
                                                               ------------------------        -----------------------

         Goodwill                                                                42,800                         42,698
         Intangible assets, net                                                  44,405                         40,440
         Other assets                                                            10,162                          9,889
         Prepaid pension costs                                                   32,742                         29,127
                                                               ------------------------        -----------------------
              Total other assets                                                130,109                        122,154
                                                               ------------------------        -----------------------

              Total assets                                     $                576,576        $               549,208
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


                              See accompanying notes to consolidated financial statements

                                                       Continued


                                                          (3)

                                                  ARROW INTERNATIONAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS

                                            (In thousands, except share amounts)
                                                         (Unaudited)


                                                                           November 30,                   August 31,
                                                                               2004                          2004
                                                                   ---------------------------     ------------------------
          LIABILITIES

          Current liabilities:
                Current maturities of long-term debt                $                 3,027         $               3,036
                Notes payable                                                        27,873                        26,020
                Accounts payable                                                     18,412                        14,791
                Cash overdrafts                                                       1,182                         1,136
                Accrued liabilities                                                  16,847                        16,453
                Accrued compensation                                                 12,470                        14,171
                Accrued income taxes                                                  9,371                         4,867
                                                                   ---------------------------     ------------------------
                Total current liabilities                                            89,182                        80,474
                                                                   ---------------------------     ------------------------
          Long-term debt                                                                  -                             -
          Accrued postretirement benefit obligations                                 15,680                        15,327

          Deferred income taxes                                                       6,844                         7,076

          Commitments and contingencies

          SHAREHOLDERS' EQUITY

          Preferred stock, no par value;
              5,000,000 shares authorized;
              none issued                                                                 -                             -

          Common stock, no par value;
              100,000,000 shares authorized;
              52,957,626 shares issued                                               45,661                        45,661

          Additional paid-in capital                                                 15,303                        12,771

          Retained earnings                                                         453,004                       443,676

                Less treasury stock at cost:
                    9,012,691 and 9,182,802 shares,
                    respectively                                                    (59,144)                      (60,261)
          Accumulated other comprehensive
              income                                                                 10,046                         4,484
                                                                   ---------------------------     ------------------------
                Total shareholders' equity                                          464,870                       446,331
                                                                   ---------------------------     ------------------------
                Total liabilities and
                   shareholders' equity                            $                576,576         $             549,208
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


                                 See accompanying notes to consolidated financial statements

                                                             (4)

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands, except share and per share amounts)
                                                     (Unaudited)


                                                                              For the three months ended
                                                                  --------------------------------------------------
                                                                        November 30,               November 30,
                                                                            2004                       2003
                                                                  ------------------------    ----------------------
Net sales                                                          $              112,725      $            103,101
Cost of goods sold                                                                 56,305                    48,903
                                                                  ------------------------    ----------------------
     Gross profit                                                                  56,420                    54,198
                                                                  ------------------------    ----------------------

Operating expenses:
     Research and development                                                       7,919                     6,844
     Selling, general and administrative                                           28,722                    25,738
     Restructuring charge                                                             391                         -
                                                                  ------------------------    ----------------------
     Operating income                                                              19,388                    21,616
                                                                  ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                                       90                       199
     Interest income                                                                 (215)                      (90)
     Other, net                                                                      (166)                      139
                                                                  ------------------------    ----------------------
     Other expenses (income), net                                                    (291)                      248
                                                                  ------------------------    ----------------------
Income before income taxes                                                         19,679                    21,368
Provision for income taxes                                                          6,396                     6,944
                                                                  ------------------------    ----------------------

        Net income                                                 $               13,283      $             14,424
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.30      $               0.33
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.30      $               0.33
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.090      $              0.080
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         43,835,821                43,343,619
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         44,526,195                43,982,988
                                                                  ========================    ======================


                             See accompanying notes to consolidated financial statements

                                                         (5)

                                                ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      (In thousands)
                                                       (Unaudited)


                                                                                        For the three months ended
                                                                                 ---------------------------------------
                                                                                    November 30,          November 30,
                                                                                       2004                  2003
                                                                                 -----------------     -----------------
Cash flows from operating activities:
      Net income                                                                 $          13,283     $          14,424
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                                           5,077                 4,423
      Amortization                                                                           1,382                 1,253
      401(k) plan stock contribution                                                           241                   217
      Deferred income taxes                                                                     57                   517
      Loss (gain) on sale of property, plant and equipment                                     120                    20
      Increase in provision for postretirement benefit obligation                              353                   568
      (Increase) decrease in prepaid pension costs                                          (3,614)                  587
Changes in operating assets and liabilities, net of effects from acquisition:
      Accounts receivable, net                                                              (1,156)               (2,014)
      Inventories                                                                             (123)                  (51)
      Prepaid expenses and other                                                            (3,168)               (3,370)
      Accounts payable and accrued liabilities                                              (1,380)                4,670
      Accrued compensation                                                                  (1,992)               (1,812)
      Accrued income taxes                                                                   5,055                 4,673
                                                                                 -----------------     -----------------
      Total adjustments                                                                        852                 9,681
                                                                                 -----------------     -----------------
           Net cash provided by operating activities                                        14,135                24,105
                                                                                 -----------------     -----------------

Cash flows from investing activities:
      Capital expenditures                                                                  (7,105)               (4,441)
      Proceeds from sale of property, plant and equipment                                       13                    58
      (Increase) decrease in intangible and other assets                                      (211)                   43
      Cash paid for business acquired                                                       (4,874)                    -
                                                                                 -----------------     -----------------
           Net cash used in investing activities                                           (12,177)               (4,340)
                                                                                 -----------------     -----------------

Cash flows from financing activities:
      (Decrease) in notes payable, including both drawdowns and repayments                    (533)               (2,452)
      Reduction of current maturities of long-term debt                                         (9)                 (498)
      Increase (decrease) in book overdrafts                                                    46                  (376)
      Dividends paid                                                                        (3,940)               (3,462)
      Proceeds from stock options exercised                                                  2,461                 2,030
                                                                                 -----------------     -----------------
           Net cash used in financing activities                                            (1,975)               (4,758)
                                                                                 -----------------     -----------------

Effects of exchange rate changes on cash
    and cash equivalents                                                                     1,096                   966
Net change in cash and cash equivalents                                                      1,079                15,973
Cash and cash equivalents at beginning of year                                              94,176                46,975
                                                                                 -----------------     -----------------
Cash and cash equivalents at end of period                                       $          95,255                62,948
                                                                                 =================     =================


                               See accompanying notes to consolidated financial statements
                                                        Continued

                                                           (6)

                                               ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                    (In thousands)
                                                      (Unaudited)


                                                                                For the three months ended
                                                                     ------------------------------------------------
                                                                         November 30,               November 30,
                                                                             2004                       2003
                                                                     ---------------------     ----------------------
Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                              $               8,361     $                    -
Accrual for additional payments owed                                                 3,487                          -
                                                                     ---------------------     ----------------------
Cash paid for assets                                                 $               4,874     $                    -
                                                                     =====================     ======================

Cash paid for business acquired:
      Working capital                                                $               3,008     $                    -
      Intangible assets                                                              5,353                          -
      Accrual for additional payments owned                                         (3,487)                         -
                                                                     ---------------------     ----------------------
                                                                     $               4,874                          -
                                                                     =====================     ======================

                                                                     =====================     ======================
Dividends declared but not paid                                      $               3,955     $                3,474
                                                                     =====================     ======================


                              See accompanying notes to consolidated financial statements

                                                          (7)

                                            ARROW INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (In thousands)
                                                   (Unaudited)


                                                                             For the three months ended
                                                                       ----------------------------------------
                                                                          November 30,          November 30,
                                                                              2004                  2003
                                                                       -----------------    -------------------
Net income                                                             $          13,283    $            14,424
Other comprehensive income
     Foreign currency translation adjustments                                     5,562                   4,419
                                                                       -----------------    -------------------
Other comprehensive income                                                         5,562                  4,419
                                                                       -----------------    -------------------
               Total comprehensive income                              $          18,845    $            18,843
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


                           See accompanying notes to consolidated financial statements

                                                       (8)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of Arrow International, Inc. (the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2004.

Note 2 - Inventories:

Inventories are summarized as follows:

                              November 30, 2004            August 31, 2004
                           ----------------------       ----------------------
 Finished goods            $               29,127       $               29,036
 Semi-finished goods                       28,722                       26,126
 Work-in-process                           10,239                        9,493
 Raw materials                             33,045                       31,429
                           ----------------------       ----------------------
                           $              101,133       $               96,084
                           ======================       ======================

Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company is currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is expected to occur in calendar 2005, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action.

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

Had compensation expense for stock options granted in fiscal 2005 and 2004 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended November 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below:


                                      (9)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                           For the three months ended
                                                                  --------------------------------------------
                                                                   November 30, 2004        November 30, 2003
                                                                  -------------------      -------------------
Net income applicable to common shareholders
As reported                                                       $            13,283      $            14,424
Deduct:  Total stock-based employee compensation
expense determined under fair value based method for all
awards, net of related tax effects                                               (408)                    (653)
Pro forma                                                         $            12,875      $            13,771

Basic earnings per common share
As reported                                                       $              0.30      $              0.33
Pro forma                                                         $              0.29      $              0.32

Diluted earnings per common share
As reported                                                       $              0.30      $              0.33
Pro forma                                                         $              0.29      $              0.31

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

The following are the changes in the allowance for doubtful accounts for the three months ended November 30, 2004 and 2003:

                                            For the three months ended
                                   --------------------------------------------
                                    November 30, 2004        November 30, 2003
                                   -------------------      -------------------
Balance at September 1             $             2,198      $             1,112
Additions                                          178                      (51)

Write-offs net of recoveries                      (772)                     (65)
                                   -------------------      -------------------
Balance at November 30             $             1,604      $               996
                                   ===================      ===================

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2004 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company's 2004 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

Note 5 - Segment Reporting:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the reporting of certain financial information for each operating segment. The Company has one operating segment as defined in this standard based on the fact that its various business components do not possess the defined characteristics that would meet the standard's definition of operating segments. For instance, the Company's current management structure is designed to operate the business as a whole, with no divisional responsibilities. Therefore, the Company continues to operate as a single operating segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.

The following table provides quarterly information about the Company's sales by product category:


                                                     Quarter ended                             Quarter ended
                                                   November 30, 2004                         November 30, 2003
                                          ------------------------------------     --------------------------------------
                                             Critical            Cardiac               Critical             Cardiac
                                               Care                Care                  Care                 Care
                                          ----------------   -----------------     -----------------    -----------------
          Sales to external customers         $96,000            $16,700               $89,000              $14,100

The following tables present quarterly information about geographic areas:

                                                          Quarter ended November 30, 2004
                              --------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to unaffiliated
      customers                  $68,700         $17,700           $20,000          $6,300             $112,700

                                                          Quarter ended November 30, 2003
                              --------------------------------------------------------------------------------------
                                 United         Asia and                            Other
                                 States          Africa            Europe          Foreign           Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to unaffiliated
      customers                  $67,200         $15,600           $15,000          $5,300             $103,100

Note 6 - New Accounting Standards:

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial statements.

The FASB issued "Share-Based Payment, an Amendment of SFAS No. 123 and 95", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the


                                      (11)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005.

Note 7 - Business Acquisitions:

In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. (ABM), for a total purchase price of approximately $8,361, subject to post-closing adjustments, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of November 30, 2004, pursuant to the asset purchase agreement, the Company has paid $4,874 in cash and recorded a current liability of $3,487 for additional payment installments, of which $2,090 was paid in December 2004. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5,353, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge, or $990 against net income, for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Inventories                                     $     3,008
        Intangible assets                                     5,353
                                                        -----------
           Total purchase price                         $     8,361
                                                        ===========

Pro forma amounts are not presented as the acquisition described above did not have any material effect on the Company's results of operations or financial condition for any of the periods presented.

Note 8 - Stock Option Plans:

The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors' Stock Incentive Plan, as amended (the "Directors' Plan"), which was approved by the Company's shareholders on January 17, 1996, with amendments thereto approved by the Company's shareholders on January 19, 2000, and the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the Company's shareholders on June 19, 2000, with non-material amendments thereto approved by the Company's Board of Directors on October 27, 2004. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors' Plan authorizes the granting of a maximum of 300,000 non-qualified stock options. Under the Directors' Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The Directors' Plan authorizes an initial grant of an option to purchase 10,000 shares of common stock upon each eligible director's initial election to the Board of Directors and the grant of an additional option to purchase 3,000 shares of common stock on the date each year when directors are elected to the Board of Directors.

The Company follows the provision of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the three months ended November 30, 2004 and November 30, 2003, respectively.

In the three months ended November 30, 2004 and November 30, 2003, the Company granted 15,000 and 1,240,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share was $29.08 for the options granted during the three months ended November 30, 2004 and ranged from $25.00 to $25.80 for the options granted in the same period of fiscal 2004. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over four years, at one year intervals from the grant date and, once vested, are exercisable at any time.

In the first three months of each of fiscal 2005 and 2004, there were no options granted by the Company to its directors to purchase shares of the Company's common stock pursuant to the Directors' Plan.


                                      (12)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Stock option activity for the three month periods ended November 30, 2004 and 2003 is summarized in the tables below:

                                                                          For the three months ended
                                               -------------------------------------------------------------------------------
                                                         November 30, 2004                         November 30, 2003
                                               ---------------------------------------    ------------------------------------
                                                                        Weighted                                 Weighted
                                                                        Average                                  Average
                                                                        Exercise                                 Exercise
                                                   Shares                Price                Shares              Price
                                               ----------------    -------------------    ---------------    -----------------
Outstanding at September 1                         3,084,152             $20.49              2,318,260            $16.81
Granted                                               15,000             $29.08              1,240,000            $25.26
Exercised                                           (171,818)            $15.40               (132,190)           $15.39
Terminated                                           (59,140)            $21.77                (20,150)           $17.77
                                               ----------------                           ---------------

Outstanding at November 30                         2,868,194             $20.82              3,405,920            $19.94

Exercisable at  November 30                        1,536,887             $18.47              1,359,778            $16.25

Stock options outstanding at November 30, 2004 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average              Average                            Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices             Outstanding       Contractual Life           Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50                563,934              4.10                $14.42            563,934           $14.42
     $17.51 - $21.47              1,058,422              6.23                $18.90            674,493           $18.86
     $21.48 - $26.42              1,230,838              8.82                $25.29            298,460           $25.27
     $26.43 - $29.08                 15,000              9.92                $29.08                  -                -

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS No.123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995 had been applied.

The per share weighted average value of stock options granted in the first three months of fiscal 2005 and 2004 was $5.15 and $10.56, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                   November                      November
                                   30, 2004                      30, 2003
                             ---------------------         --------------------
Risk-free interest rate              2.58%                         2.58%
Dividend yield                       1.33%                         1.33%
Volatility factor                    20.86%                       44.02%
Expected lives                      4 years                       5 years


                                      (13)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 9 - Warranty

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps. The Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of November 30, 2004, the Company's total estimated product warranty obligation is $659. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in the warranty obligation for the three months ended November 30, 2004 is as follows:

        Balance as of September 1, 2004              $        740
        Additional warranties issued                          229
        Expenditures                                         (310)
                                                     ------------
        Balance as of November 30, 2004              $        659
                                                     ============

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

The following summarizes the components of the net periodic benefit costs for the three months ended November 30, 2004 and 2003:

                                            Pension Benefits                          Other Benefits
                                   ------------------------------------     ------------------------------------
                                       For the Three Months Ended               For the Three Months Ended
                                   ------------------------------------     ------------------------------------
                                     November 30,        November 30,         November 30,        November 30,
                                        2004                2003                  2004                2003
                                   ----------------    ----------------     ----------------    ----------------
    Service cost                   $            885    $            822     $            111    $            103
    Interest cost                             1,361               1,214                  259                 210
    Expected return on plan
       assets                                (1,803)             (1,703)                   -                   -
    Amortization of prior
       service costs                            302                 228                  (40)                (23)
    Amortization of transition
       obligation (asset)                       (36)                (26)                  13                  13
    Amortization of net
       actuarial (gain) loss                    279                 213                   53                  47
    Plan acquisition
       differential                               -                  38                   (7)                 (8)
                                   ----------------    ----------------     ----------------    ----------------
         Net periodic (benefit)
            cost                   $            988    $            786     $            389    $            342
                                   ================    ================     ================    ================


                                      (14)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 11 - Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps are part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. The transitional work on the consolidation has begun and the consolidation is expected to continue into the spring of 2005. In connection with this restructuring, the Company has accrued costs of $240, consisting primarily of severance payments, in the first quarter of fiscal year 2005. Severance payments relate to approximately 53 employees primarily in manufacturing and are expected to be paid over the remainder of fiscal 2005. As of November 30, 2004, the Company has made $51 of severance payments in connection with this consolidation. All other restructuring costs are expected to be paid over the remainder of fiscal 2005 and fiscal 2006. Restructuring charges related to this manufacturing realignment are summarized in the table below:

                                                                           Actual Costs Expensed
                                                            ----------------------------------------------------
                                         Estimate of         For the Twelve        For the Three                      Estimated
                                       Total Expected         Months Ended         Months Ended                       Costs yet
                                        Restructuring           August 31,         November 30,       Total to          to be
                                           Charges                2004                2004              Date          Expensed
                                      ------------------    -----------------    ----------------    -----------    -------------
    Severance and related
       expenses                       $             642     $            208     $           184     $      392     $        250
    Property, plant and
       equipment carrying
       cost and costs of
       disposal                                     370                    -                  48             48              322
    Other, including
       equipment and
       inventory moving costs,
       employee relocation
       costs, and external
       consulting fees                              201                    -                   8              8              193
                                      ------------------    -----------------    ----------------    -----------    -------------
    Total restructuring
       charges                        $           1,213     $            208     $           240     $      448     $        765
                                      ==================    =================    ================    ===========    =============

As part of its plans to rationalize its production operations in Europe, in November 2004, the Company determined to move its European Distribution Center, currently situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company anticipates that this relocation will be completed in the second quarter of fiscal 2005 and will cost approximately $1,543. As of November 30, 2004, the Company has accrued severance payments of $151 related to this re-location, which amount represents total actual restructuring costs incurred during the first quarter of fiscal 2005. As of November 30, 2004, the Company has not made any severance payments in connection with this consolidation. Restructuring charges related to this distribution center re-location are summarized below:


                                                                           Actual Costs Expensed
                                                            ----------------------------------------------------
                                         Estimate of         For the Twelve        For the Three                      Estimated
                                       Total Expected         Months Ended         Months Ended                       Costs yet
                                        Restructuring           August 31,         November 30,       Total to          to be
                                           Charges                2004                2004              Date          Expensed
                                      ------------------    -----------------    ----------------    -----------    -------------
    Severance and related
       expenses                       $             495                    -     $           151     $      151     $        344
    Lease termination costs                         295                    -                   -              -              295
    Property, plant and
       equipment carrying cost
       and costs of disposal                        175                    -                   -              -              175
    Other, including
       equipment and
       inventory moving costs,
       employee relocation
       costs, and external
       consulting fees                              495                    -                   -              -              495
                                      ------------------    -----------------    ----------------    -----------    -------------
    Total restructuring
       charges                        $           1,460                    -     $           151     $      151     $      1,309
                                      ==================    =================    ================    ===========    =============


                                      (15)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 12 - Earnings Per Share

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three months ended November 30, 2004 and 2003:

                                                                          For the Three           For the Three
                                                                           Months Ended            Months ended
                                                                           November 30,            November 30,
                                                                               2004                    2003
                                                                       ---------------------    -------------------
Net income                                                                         $13,283                $14,424

Weighted average common shares outstanding                                          43,836                 43,344

Incremental common shares issuable: stock options
   and awards                                                                          690                    639
                                                                       ---------------------    -------------------

Weighted average common shares outstanding
   assuming dilution                                                                44,526                 43,983
                                                                       =====================    ===================

Basic earnings per common share                                                      $0.30                  $0.33
                                                                       =====================    ===================

Diluted earnings per common share                                                    $0.30                   $0.33
                                                                       =====================    ===================

Stock options outstanding to purchase 15,000 and 0 shares of common stock were not included in the computation of earnings per share assuming dilution because the options' exercise prices were greater than the average market price of the Company's common stock at November 30, 2004 and 2003, respectively.


Note 13 - Subsequent Event

On December 3, 2004, the Company announced that, after consulting with the U.S. Food and Drug Administration (the "FDA"), it was voluntarily initiating a nationwide recall of all of its NEO?PICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NEOCare product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company is cooperating with the FDA in conducting the voluntary recall. As of January 7, 2005, the Company has not received any product liability claims in connection with the product recall.

The Company sent recall notices to approximately 800 hospitals and 16 dealers, but is unable at the present time to determine the precise number of NeoPICC Catheters that will be returned by customers in response to this voluntary recall or the potential effect the recall may have on its business or future results of operations. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $500, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters.

Following the recall, the FDA inspected the Company's corporate headquarters and the facility where the NeoPICC Catheters are manufactured and provided the Company with a list of inspectional observations. The Company is reviewing these observations and how best to address them. As part of its previously announced plans to rationalize its global manufacturing and logistics operations, the Company has decided to accelerate the integration of the NEOCare manufacturing operations into its existing manufacturing structure. In order to facilitate this integration of NEOCare and to address each of the inspectional observations of the FDA, the Company has temporarily ceased the manufacture, shipment and sales of its NEOCare product line, including the NeoPICC Catheters, until it has adequately addressed each of the inspectional observations. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products. Shipments of the NEOCare product line, other than the NeoPICC Catheters, are expected to resume within the next three to four months.

The Company's fiscal 2004 NEOCare product line sales were $7,646. Inventories of NeoPICC Catheters at November 30, 2004 amounted to $172, which the Company fully reserved for in the first quarter of fiscal 2005. Inventories of other NEOCare products were approximately $1,509 at November 30, 2004.


                                      (16)

                            ARROW INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2004 AND THE COMPANY'S OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2004 Compared to Three Months Ended November 30, 2003

NET SALES.
Net sales for the three months ended November 30, 2004 increased by $9.6 million, or 9.3%, to $112.7 million from $103.1 million in the same period of last year due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the first quarter of fiscal 2005 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the quarter of $1.9 million or 1.8% of total Company sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and rebates. Revenue from sales is recognized at the time products are shipped and title is passed to the customer. The following is a summary of the Company's sales by product platform:


   Sales by Product Platform
   (in millions)                                               Quarter ended
                                               November 30, 2004           November 30, 2003
                                               -----------------           -----------------
         Central Venous Catheters                  $ 59.3                       $ 53.6
         Specialty Catheters                         34.8                         32.3
         Stepic distributed products                  1.9                          3.1
                                                   ------                       ------
              Subtotal Critical Care                 96.0                         89.0
         Cardiac Care                                16.7                         14.1
                                                   ------                       ------
              TOTAL                                $112.7                       $103.1
                                                   ======                       ======

Sales of critical care products increased 7.9% to $96.0 million in the first quarter of fiscal 2005 from $89.0 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters offset by decreased sales of products distributed by Stepic Medical, the Company's former New York City distributor, the net assets of which it acquired in September 2002. Sales of central venous catheters increased in the first quarter of fiscal 2005 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access products. Sales of specialty catheters increased in the first quarter of fiscal 2005 due to improved sales of arterial products, intravenous and extension sets, and epidural products. Sales of cardiac care products increased by 18.4% to $16.7 million in the first quarter of fiscal 2005 from $14.1 million in the comparable prior year period due primarily to increased international sales of intra-aortic balloon pumps and Super Arrow-Flex(R) products. Total Company U.S. sales increased 2.2% to $68.7 million from $67.2 million in the prior year period due primarily to increased sales of central venous and specialty catheters. International sales increased by 22.6% to $44.0 million in the first quarter of fiscal 2005 from $35.9 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters, intra-aortic balloon pumps and Super Arrow-Flex(R) products, and the effect of foreign currency exchange rates, as noted above. International sales represented 39.0% of net sales in the first quarter of fiscal 2005 compared to 34.8% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, was 38% of total Company sales in each of the first quarters of fiscal 2005 and fiscal 2004. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 64% in the first quarter of fiscal 2005 from 61% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 8% of total Company sales in the first quarter of fiscal 2005 from 6% in the comparable prior year period. The safety device procedure kit conversion percentages for the U.S. market in the first quarter of fiscal 2005 increased to 16% from 12% in the comparable prior year period.


                                      (17)

                            ARROW INTERNATIONAL, INC.


GROSS PROFIT.
Gross profit increased 4.1% to $56.4 million in the three months ended November 30, 2004 from $54.2 million in the same period of fiscal 2004. As a percentage of net sales, gross profit decreased to 50.0% during the three months ended November 30, 2004 from 52.6% in the comparable prior year period. The decrease in gross margin was due primarily to: (1) higher manufacturing costs associated with increased production requirements; (2) lower margins realized in the first quarter of fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities"; and (3) unfavorable inventory adjustments in the first quarter of fiscal 2005.

PRODUCT RECALL.
On December 3, 2004, the Company announced that, after consulting with the FDA, it was voluntarily initiating a nationwide recall of all of its NEO?PICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NEOCare product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company is cooperating with the FDA in conducting the voluntary recall. As of January 7, 2005, the Company has not received any product liability claims in connection with the product recall.

The Company sent recall notices to approximately 800 hospitals and 16 dealers, but is unable at the present time to determine the precise number of NeoPICC Catheters that will be returned by customers in response to this voluntary recall or the potential effect the recall may have on its business or future results of operations. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters.

Following the recall, the FDA inspected the Company's corporate headquarters and the facility where the NeoPICC Catheters are manufactured and provided the Company with a list of inspectional observations. The Company is reviewing these observations and how best to address them. As part of its previously announced plans to rationalize its global manufacturing and logistics operations, the Company has decided to accelerate the integration of the NEOCare manufacturing operations into its existing manufacturing structure. In order to facilitate this integration of NEOCare and to address each of the inspectional observations of the FDA, the Company has temporarily ceased the manufacture, shipment and sales of its NEOCare product line, including the NeoPICC Catheters, until it has adequately addressed each of the inspectional observations. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products. Shipments of the NEOCare product line, other than the NeoPICC Catheters, are expected to resume within the next three to four months.

The Company's fiscal 2004 NEOCare product line sales were $7.6 million. Inventories of NeoPICC Catheters at November 30, 2004 amounted to $0.2 million, which the Company fully reserved for in the first quarter of fiscal 2005. Inventories of other NEOCare products were approximately $1.5 million at November 30, 2004.

RESEARCH AND DEVELOPMENT.
Research and development expenses increased by 16.2% to $7.9 million in the three months ended November 30, 2004 from $6.8 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the first quarter of fiscal 2005 to 7.0% compared to 6.6% in the same period in fiscal 2004. The increase in research and development expenses was due primarily to increased research and development expenditures for the Company's critical care product line offset in part by (1) decreased research and development spending on the Arrow Lionheart, the Company's fully implantable Left Ventricular Assist System (LVAS), which included $1.0 million in the first quarter of fiscal 2005 for development of the LionHeart's second generation electronics, and (2) decreased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. The current status of the Company's principal product development programs is summarized below.

AUTOCAT(R)2 WAVE. The Company continues to market and make modifications to its AutoCAT(R)2 WAVETM intra-aortic balloon pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats. Full market release of this new technology in the U.S. and Europe is planned for the second quarter of fiscal 2005. During the first quarter of fiscal 2005, net sales of the AutoCAT(R)2 WAVETM and related LightWAVE(TM) catheters increased 8.0% over the fourth quarter of fiscal 2004, as customer response to this product continues to be positive. The growing interest in this product has resulted in increased customer feedback, providing the Company with valuable information for making additional product enhancements. The Company expects to begin market evaluation of these improvements later in fiscal year 2005. Development of this product is an ongoing process, with product improvements constantly being made and introduced as the underlying technology advances and the Company learns more about customer requirements.

Although the Company is encouraged by the early sales results of its AutoCAT(R)2 WAVETM and related LightWAVE(TM) catheter system, the selling cycle for intra-aortic balloon pumps is long and involves a number of decision-makers in any given hospital. As a result, the Company is cautiously optimistic about the time frame for this product's future sales growth. The Company continues to believe that this new technology represents a major step forward in intra-aortic balloon pumping and should enable the Company to gain market share based on superior performance across a range of cardiac requirements.

LIONHEART(TM) LVAS. The Company has submitted portions of the design dossier for the second generation LionHeart(TM) power system and controller to the Company's European Notified Body, TUV Product Services of Munich, Germany. The Company anticipates all required documentation to be submitted in the first quarter of calendar year 2005 and receiving approval for use of these electronics in the device approximately three months later, given that many of its components have not changed, no additional clinical data is required, and the LionHeart(TM) quality system has already been certified. Arrow's European marketing plan for the LionHeart(TM) is based upon the receipt of this approval and the CE-marking of the second generation electronics.


                                      (18)

                            ARROW INTERNATIONAL, INC.


As previously reported, the Company decided in the third quarter of fiscal 2004 to defer completion of the LionHeart(TM) Phase I clinical trials and commencement of the Phase II clinical trials, required by the U.S. Food and Drug Administration (the "FDA"), to bring the product to market in the U.S., until the Company is able to implement the second generation product enhancements that are currently in the testing phase.

The Company's near-term focus for the LionHeart(TM) program continues to be on obtaining optimal clinical results and on evaluating the second generation product enhancements currently in development. The Company believes that these enhancements should increase the patient population for whom the device is suitable and provide improved quality of life for recipients. The Company does not expect sales of the LionHeart(TM) to materially impact its fiscal 2005 financial results.

CORAIDE(TM) LVAS. The Company has completed development of modifications to its CorAide(TM) continuous flow ventricular assist device to resolve elevated levels of hemolysis (plasma-free hemoglobin) experienced in the first implant of the device. The Company expects that European clinical trials of the CorAide(TM) device should resume in fiscal 2005. The cardiac transplant center at Bad Oyenhausen, Germany is currently screening patients for a suitable candidate.

The Company considers the CorAide(TM) development program to be complementary to its ongoing program to further develop and market the Arrow LionHeart(TM) LVAS. The first version of the CorAide(TM) device is not fully implantable and is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function. The Company continues to believe that successful development of the CorAide(TM) device would provide a lower cost, less invasive and broader application approach to ventricular assist than pulsatile devices that are currently available or under development.

As previously reported, the Company has also commissioned a study of its entire Left Ventricular Assist System program by an outside consulting firm in order to provide additional perspective on the long-term commercial opportunity for these products and strategies for maximizing their potential.

HEMOSONIC(TM). During the first quarter of fiscal 2005, the Company continued its development of an improved version of its HemoSonicTM , a monitoring device that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe, that it believes will be more user-friendly and better able to meet the needs of a broader range of physicians. The Company is currently in the final stages of this development and expects to begin market evaluation of the new model later in fiscal 2005. The Company is also currently in the process of clinically evaluating a number of enhancements to this product.

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses increased by 11.7% to $28.7 million during the three months ended November 30, 2004 from $25.7 million in the comparable prior year period and, as a percentage of net sales, increased to 25.5% in the first quarter of fiscal 2005 from 25.0% in the comparable period of fiscal 2004. This increase was due primarily to: (1) a $1.1 million increase in expenses related to the Company's international operations as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; and (2) increased expenses of $0.9 million related to severance costs, increased expenses related to the continued enhancement of the Company's European Sales office, and increased expenses related to the initiation of a study by an outside consulting firm of the Company's Left Ventricular Assist System program during the first quarter of fiscal 2005.

RESTRUCTURING CHARGES.
The Company recorded $0.4 million ($0.3 million after tax, or $0.01 diluted earnings per share) of restructuring expenses in the first quarter of fiscal 2005 related primarily to accrued severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium.

OPERATING INCOME.
Principally due to the above factors, operating income decreased in the first quarter of fiscal 2005 by 10.2% to $19.4 million from $21.6 million in the comparable prior year period.

OTHER EXPENSES (INCOME), NET.
Other expenses (income), net, was $0.3 million of income in the first quarter of fiscal 2005 as compared to $0.2 million of expense in the same prior year period. Other expenses (income), net, consist principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
As a result of the factors discussed above, income before income taxes decreased during the first quarter of fiscal 2005 by 7.9% to $19.7 million from $21.4 million in the comparable prior year period. For the first quarter of each of fiscal 2005 and 2004, the Company's effective income tax rate was 32.5%.

On October 22, 2004, the President signed The American Jobs Creation Act of 2004 (the "Act"). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extraterritorial Income Regime (the "ETI") over a three-year phase out period beginning in 2005. However, the phase out will still allow the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning


                                      (19)

                            ARROW INTERNATIONAL, INC.


in the Company's fiscal year 2006. This new deduction begins at 3% of U.S. domestic manufacturer's income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2010 and beyond. While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during 2005 and 2006 and the phase in of the new manufacturing deduction benefit from 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2005 and beyond.

NET INCOME.
Net income in the first quarter of fiscal 2005 decreased by 7.6% to $13.3 million from $14.4 million in the comparable fiscal 2004 period. As a percentage of net sales, net income represented 11.8% in the three months ended November 30, 2004 compared to 14.0% in the same period of fiscal 2004.

PER SHARE INFORMATION.
Basic and diluted earnings per common share were $0.30 in the three months ended November 30, 2004, down 9.1%, or $0.03 per share, from $0.33 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 43,835,821 in the first quarter of fiscal 2005 from 43,343,619 in the comparable prior year period primarily a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the first quarter of fiscal 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,526,195 in first quarter of fiscal 2005 from 43,982,988 in the comparable prior year period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES.
CASH FROM OPERATIONS. Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statements of cash flows included in Item 1 of this report. For the three months ended November 30, 2004, net cash provided by operations was $14.1 million, a decrease of $10.0 million from the comparable prior year period, due primarily to the timing of payments made to fund certain of the Company's pension plans and a decrease in accounts payable and accrued liabilities net of the effect from its acquisition of AB Medica during the quarter.

The Company made funding payments of $4.5 million in connection with the August 31, 2004 valuation of its pension plan in the first quarter of fiscal 2005, as opposed to making $10.7 million of such payments in connection with its August 31, 2003 pension plan valuation in the fourth quarter of fiscal 2003.

ACCOUNTS PAYABLE. Accounts payable increased $3.6 million in the three months ended November 30, 2004 primarily as a result of the Company's accrual of payments of $3.5 million in connection with its acquisition of AB Medica during the first quarter of fiscal 2005. In December 2004, the Company made $2.1 million of these accrued payments. In the three months ended November 30, 2003, accounts payable increased by $3.9 million due primarily to the Company's transition to a new accounts payable system during the first quarter of fiscal 2004 and the timing of payments to its vendors.

ACCOUNTS RECEIVABLE. Accounts receivable, measured in days sales outstanding during the period, increased to 72 days at November 30, 2004 from 71 days at August 31, 2004, due primarily to increased days sales outstanding in Greece, as described below.

As of November 30, 2004, the Company had an accounts receivable balance from its Greek customers of $6.2 million, of which approximately 90% is related to Greek government-backed hospital customers. The days sales outstanding is currently 628 days, which is significantly higher than that of the Company's overall November 30, 2004 average customer days sales outstanding of 72 days. However, as previously reported, according to the Hellenic Association of Scientific and Medical Equipment Suppliers, the average days sales outstanding for medical equipment supply companies in the Greek market is approximately 420 days. The Company's payment terms in this market are generally 45 days. The Company believes that the government of Greece has been delaying payments due to its government-backed hospitals, which has led to an increase in the Company's days sales outstanding for its Greek customers. The Greek government has announced a plan to resume its payments on its trade debt, which should allow its hospitals to repay their outstanding balances to their vendors. The government of Greece has initiated similar plans in the past to reduce delinquent trade debt, which have resulted in the Company's realization of a material portion of outstanding receivables following the implementation of those plans. As a result, the Company currently believes that this situation will be resolved and that ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment is based in part on political factors beyond its control, the Company cannot assure that these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of November 30, 2004, the Company has recorded an allowance of $0.4 million to reserve for both specifically identified potentially uncollectible private Greek customer balances and an estimated amount for the Greek government's discount on the Company's outstanding government-backed hospital customer balance. The Company currently evaluates all of its trade receivables on a regular basis, including those with its Greek customers, to ensure that each receivable is recorded at net realizable value.


                                      (20)

                            ARROW INTERNATIONAL, INC.


INVESTING ACTIVITIES.
Net cash used in the Company's investing activities increased to $12.2 million in the three months ended November 30, 2004 from $4.3 million in the comparable period of fiscal 2004, due primarily to the Company's acquisition, as further discussed below, of AB Medica in the first quarter of fiscal 2005, costs incurred in the first quarter of fiscal 2005 to expand the Company's finished goods warehouse and distribution center in Asheboro, North Carolina, and increased capital expenditures primarily in support of the Company's multi-year capital investment plan, as further described below.

ACQUISITION OF AB MEDICA. In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $8.4 million, subject to post-closing adjustments, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of November 30, 2004, pursuant to the asset purchase agreement, the Company has paid $4.9 million in cash and recorded a current liability of $3.5 million for additional payment installments, of which $2.1 million was paid in December 2004. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5.4 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit form the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        (in millions)
        Inventories                                     $     3.0
        Intangible assets                                     5.4
                                                        ---------
           Total purchase price                         $     8.4
                                                        =========

EARLY RETIREMENT PROGRAM. On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attain age 57 or older and have at least five years of service with the Company as of January 31, 2005. The program provides that each such eligible employee who makes an election to retire from the Company on or between November 10, 2004 and January 31, 2005 will (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which are unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

The Company presently anticipates that the maximum cash costs and pension benefits of this program if all eligible employees were to participate in the program, will be approximately $6.6 million, which will be included in restructuring charges in the second quarter of fiscal 2005 as employee elections under this program are received and the related costs are incurred. In addition, the Company will incur a non-cash charge for accelerated vesting of stock options held by participants in this program. The charge to earnings and credit to additional paid in capital is determined at the date the participant signs the election form committing him/herself to the voluntary early retirement program and is calculated based on the difference between the closing price of Arrow`s common stock on that date and the exercise price of the stock options which become vested as of the date of the participant's retirement.

MULTI-YEAR CAPITAL INVESTMENT PLAN. As previously announced, the Company's Board of Directors has authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan is being initiated to support projections for future growth and to integrate operations acquired in recent years. The first phase of this effort will include the construction or acquisition of additional manufacturing facilities in The Czech Republic and Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005. Based on preliminary estimates received from its contractors, the Company currently anticipates the total cost of this capacity increase to be between $20.0 million and $27.0 million over a three-year period. In addition, the Company also anticipates spending between $10.0 million and $15.0 million over the next three years for equipment related to this expansion of its manufacturing capacity. As of November 30, 2004, the Company had spent $0.9 million in connection with this capital investment plan.

As part of its plans to rationalize its operations in the United States, in August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The transitional work on this consolidation has begun and is expected to continue into the third quarter of fiscal 2005. In connection with this restructuring, the Company has accrued costs of $0.2 million, consisting primarily of severance payments in the first quarter of fiscal 2005. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities and are expected to be paid in fiscal 2005. All other restructuring costs are expected to be paid over the remainder of fiscal 2005 and fiscal 2006.

As part of its plans to rationalize its production operations in Europe, in November 2004, the Company determined to move its European Distribution Center, currently situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company anticipates that this re-location will be completed in the second quarter of fiscal 2005 and will cost approximately $1.5 million. As of November 30, 2004, the Company has accrued severance payments of $0.2


                                      (21)

                            ARROW INTERNATIONAL, INC.


million related to this re-location, which amount represents total actual restructuring costs incurred during the first quarter of fiscal 2005.

FINANCING ACTIVITIES.
Financing activities used $2.0 million of net cash in the three months ended November 30, 2004 compared to $4.8 million in the same prior year period, primarily as a result of a decrease in the Company's repayment of borrowings under its revolving credit facility.

The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under its share repurchase program. As of November 30, 2004, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) in the three months ended November 30, 2004.

CREDIT FACILITIES.
To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At November 30, 2004, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $20.2 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At November 30, 2004, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $26.6 million, of which $7.7 million was outstanding as of November 30, 2004.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $1.9 million and $0.1 million during the three months ended November 30, 2004 and November 30, 2003, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.
A summary of all of the Company's contractual obligations and commercial commitments as of November 30, 2004 were as follows:

                                                                           PAYMENTS DUE OR COMMITMENT
                                                                              EXPIRATION BY PERIOD
                                                     ------------------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS AND                                                                               MORE
              COMMERCIAL COMMITMENTS                                 LESS THAN         1 - 3         3 - 5          THAN 5
                  (IN MILLIONS)                         TOTAL          1 YEAR          YEARS         YEARS          YEARS
--------------------------------------------------   -----------    -------------    ----------    -----------    -----------
Current maturities of long-term debt                     $  3.0           $  3.0          $  -           $  -           $  -
Operating leases                                           13.2              4.9           4.8            2.1            1.4
Purchase obligations(1)                                    31.3             31.3             -              -              -
Other long-term obligations                                 0.4                -           0.1            0.1            0.2
Lines of credit(2)                                         27.9             27.9             -              -              -
Standby letters of credit                                   2.1              2.1             -              -              -
                                                     -----------    -------------    ----------    -----------    -----------

Total cash contractual obligations and
commercial commitments                                    $77.9            $69.2          $4.9           $2.2           $1.6
                                                     ===========    =============    ==========    ===========    ===========

(1) Includes open purchase orders primarily relating to purchases of raw materials, equipment and certain consulting and information system services.

(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.

OUTLOOK.
Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those pursuant to


                                      (22)

                            ARROW INTERNATIONAL, INC.


the Company's recently announced multi-year capital investment plan discussed above, and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has disclosed in Note 1 to its consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2004 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company's 2004 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial statements.

The FASB issued "Share-Based Payment, an Amendment of SFAS No. 123 and 95", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "plan," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in its filings with the Securities and Exchange Commission. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - "Certain Risks Relating to Arrow" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004 and in its other filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology, and the need for litigation to enforce or defend these rights; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of


                                      (23)

                            ARROW INTERNATIONAL, INC.


medical devices; (7) risks associated with the Company's use of derivative financial instruments; and (8) dependence on the continued service of key members of the Company's management.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments:

During the three month periods ended November 30, 2004 and 2003, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 24.7% and 23.3%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (income) / expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transaction being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of November 30, 2004, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $11.1 million mature at various dates through February 2005. As of November 30, 2004, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to its on-going credit review procedures.

At November 30, 2004, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through February 2005. The following table identifies foreign currency forward contracts to sell foreign currencies at November 30, 2004 and August 31, 2004:

                                                      November 30, 2004                         August 31, 2004
                                                Notional          Fair Market            Notional           Fair Market
                                                Amounts              Value                Amounts              Value
                                            ---------------    -------------------    ----------------   ------------------
    Foreign currency: (U.S. Dollar Equivalents)
    Japanese yen                            $           951    $               974    $              -   $                -
    Euro                                              7,891                  7,962              14,643               14,603
    Mexican peso                                        697                    701               1,379                1,393
    African rand                                          -                      -                 445                  450
                                            ---------------    -------------------    ----------------   ------------------
                                            $         9,539    $             9,637    $         16,467   $           16,446
                                            ===============    ===================    ================   ==================



                                      (24)

                            ARROW INTERNATIONAL, INC.


At November 30, 2004, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through December 2004. The following table identifies forward exchange contracts to buy foreign currencies at November 30, 2004 and August 31, 2004:


                                                      November 30, 2004                         August 31, 2004
                                                Notional          Fair Market            Notional           Fair Market
                                                Amounts              Value                Amounts              Value
                                            ---------------    -------------------    ----------------   ------------------
    Foreign currency: (U.S. Dollar Equivalents)
    Czech koruna                            $           641    $               662    $          3,031   $            2,996
    Euro                                                  -                      -               7,305                7,306
    Mexican peso                                        879                    879                 703                  702
                                            ---------------    -------------------    ----------------   ------------------
                                            $         1,520    $             1,541    $         11,039   $           11,004
                                            ===============    ===================    ================   ==================

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income / (expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three months ended November 30, 2004 and 2003, the Company did not recognize any time value or intrinsic value losses against net sales. At November 30, 2004, the Company did not have any unrealized holding losses related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at November 30, 2004 and August 31, 2004.

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of November 30, 2004. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is responding to observations made in connection with the FDA's inspection of the Company's facilities relating to its NEOCare product line, some of which related to the Company's internal controls relating to the NEOCare product line, which may have a future impact on the Company's internal controls over financial reporting.


PART II  OTHER INFORMATION

Item 5.    Other Information

RETIREMENT OF LONG-SERVING EXECUTIVE OFFICERS. On October 29, 2004, the Company announced the retirement of its President and Chief Operating Officer, Philip B. Fleck, effective as of December 31, 2004, and other changes in the composition of some of its executive officers. Mr. Fleck served in management capacities with Arrow and its predecessor company for over 33 years and made a major contribution to the Company's success. In addition, Paul L. Frankhouser, the Company's Executive Vice President - Global Business Development, recently announced his retirement from the Company, effective as of January 31, 2005. Mr. Frankhouser served in management capacities with Arrow and its predecessor company for over 41 years and made a major contribution to the Company's success.

QUALIFIED TRADING PLANS. The Company's President and Chief Operating Officer, Philip B. Fleck, and two of the Company's directors, former executive officers and founders, Marlin Miller, Jr. and John H. Broadbent, Jr., have informed the Company that, in order to diversify their investment portfolios while avoiding conflicts of interest or the appearance of any such conflict that might arise from their ongoing service to the Company, in the first quarter of fiscal 2005 they established written plans in accordance with SEC Rule 10b5-1 for gradually liquidating a portion of their personal holdings of the Company's common stock. Each of these plans provide for weekly


                                      (25)

                            ARROW INTERNATIONAL, INC.


or other periodic stock sales and do not prohibit Mr. Fleck, Mr. Miller or Mr. Broadbent from executing additional transactions with respect to the Company's common stock.

Item 6.    Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        See Exhibit Index on page 28 for a list of the Exhibits filed as part of this report.

                (b)     Reports on Form 8-K:

                        o Current Report on Form 8-K, dated September 29, 2004, reporting under Item 2.02. Results of Operations and Financial Condition, announcing the Company's fourth quarter fiscal 2004 earnings.

                        o Current Report on Form 8-K, dated October 27, 2004, reporting under Item 1.01. Entry into a Material Definitive Agreement; Item 5.02. Departure of Director or Principal Officers; Election of Directors; Appointment of Principal Officers; and Item 5.03. Amendments to Articles of Incorporation or By-laws; Changes in Fiscal Year, relating to the Company's approval of a new early retirement program, the retirement of the Company's President and Chief Operating Officier and certain amendments to the Company's By-laws.

                        o Current Report on Form 8-K, dated December 3, 2004, reporting under Item 8.01. Other Events, announcing the Company's voluntary nationwide recall of all its NEO?PICC(R) 1.9 FR Peripherally Inserted Central Catheters.

                        o Current Report on Form 8-K, dated December 20, 2004, reporting under Item 2.02. Results of Operations and Financial Condition, announcing the Company's first quarter fiscal 2005 earnings.


                                      (26)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARROW INTERNATIONAL, INC.
                                                     (Registrant)




Date: January 10, 2005                  By:     /s/  Frederick J. Hirt
                                                --------------------------------
                                                         (signature)

                                                Frederick J. Hirt
                                                Chief Financial Officer and
                                                Senior Vice President of Finance
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)



                                      (27)

                                  EXHIBIT INDEX

EXHIBIT    DESCRIPTION
NUMBER     OF EXHIBIT                                       METHOD OF FILING
------     ----------                                       ----------------


31.1       Rule 13a-14(a)/15d-14(a) Certification of the    Furnished herewith
           Chief Executive Officer

31.2       Rule 13a-14(a)/15d-14(a) Certification of the    Furnished herewith
           Chief Financial Officer

32.1       Section 1350 Certification of the Chief          Furnished herewith
           Executive Officer

32.2       Section 1350 Certification of the Chief          Furnished herewith
           Financial Officer


                                      (28)