Form 10-Q
period 2005-02-28
ARROW INTERNATIONAL INC
filed 2005-04-14
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2005

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ____________ to ____________

     Commission File Number   0-20212


                            ARROW INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                         23-1969991
--------------------------------------                     -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


2400 Bernville Road, Reading, Pennsylvania                        19605
------------------------------------------                   ----------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:           (610) 378-0131
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Shares Outstanding At April 5, 2005
        ------------                   -----------------------------------

Common Stock, No Par Value                         44,548,757

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)

                     Consolidated Balance Sheets at February 28, 2005
                     and August 31, 2004                                     3-4

                     Consolidated Statements of Income                       5-6

                     Consolidated Statements of Cash Flows                   7-8

                     Consolidated Statements of Comprehensive Income           9

                     Notes to Consolidated Financial Statements            10-22

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   23-33

          Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                                     33-35

          Item 4.  Controls and Procedures                                    35

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders        36

          Item 5. Other Information                                           36

          Item 6.  Exhibits and Reports on Form 8-K                        36-37


Signature                                                                     38

Exhibit Index                                                                 39

Certifications                                                             40-43


                                      (2)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                           ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                 (In thousands)
                                                  (Unaudited)


                                                            February 28,                     August 31,
                                                                2005                            2004
                                                      ------------------------        ------------------------
ASSETS
Current assets:
     Cash and cash equivalents                         $             102,482           $              94,176
     Accounts receivable, net                                         90,078                          83,918
     Inventories                                                     102,616                          96,084
     Prepaid expenses and other                                       18,036                           7,336
     Deferred income taxes                                             8,918                           8,562
                                                      ------------------------        ------------------------
     Total current assets                                            322,130                         290,076
                                                      ------------------------        ------------------------

Property, plant and equipment                                        319,738                         302,978
Less accumulated depreciation                                       (174,134)                       (166,000)
Property, plant and equipment held for sale, net                       1,516                               -
                                                                     147,120                         136,978
                                                      ------------------------        ------------------------

Goodwill                                                              42,815                          42,698
Intangible assets, net                                                43,217                          40,440
Other assets                                                          10,324                           9,889
Prepaid pension costs                                                 29,933                          29,127
                                                      ------------------------        ------------------------
     Total other assets                                              126,289                         122,154
                                                      ------------------------        ------------------------

     Total assets                                      $             595,539           $             549,208
                                                      ========================        ========================


                          See accompanying notes to consolidated financial statements

                                                      (3)

                                             ARROW INTERNATIONAL, INC.
                                      CONSOLIDATED BALANCE SHEETS, continued

                                       (In thousands, except share amounts)
                                                    (Unaudited)


                                                                 February 28,                    August 31,
                                                                     2005                           2004
                                                          --------------------------      -----------------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                $                 2,998          $              3,036
      Notes payable                                                        29,032                        26,020
      Accounts payable                                                     17,168                        14,791
      Cash overdrafts                                                         754                         1,136
      Accrued liabilities                                                  20,468                        16,453
      Accrued compensation                                                 13,780                        14,171
      Accrued income taxes                                                  4,383                         4,867
                                                          --------------------------      -----------------------
      Total current liabilities                                            88,583                        80,474
                                                          --------------------------      -----------------------
Long-term debt                                                                  -                             -
Accrued postretirement benefit obligations                                 17,413                        15,327
Deferred income taxes                                                      11,493                         7,076
Commitments and contingencies
SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                                 -                             -
Common stock, no par value;
   100,000,000 shares authorized;
    52,957,626 shares issued                                               45,661                        45,661
Additional paid-in capital                                                 24,751                        12,771
Retained earnings                                                         451,685                       443,676
      Less treasury stock at cost:
          8,471,834 and 9,182,802 shares,
          respectively                                                    (55,595)                      (60,261)
Accumulated other comprehensive
   (income)                                                                11,548                         4,484
                                                          --------------------------      -----------------------
      Total shareholders' equity                                          478,050                       446,331
                                                          --------------------------      -----------------------
      Total liabilities and
         shareholders' equity                              $              595,539          $            549,208
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


                            See accompanying notes to consolidated financial statements

                                                       (4)

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands, except share and per share amounts)
                                                     (Unaudited)


                                                                               For the three months ended
                                                                  --------------------------------------------------
                                                                        February 28,               February 29,
                                                                            2005                       2004
                                                                  ------------------------    ----------------------
Net sales                                                          $              109,209      $            108,294
Cost of goods sold                                                                 58,506                    50,492
                                                                  ------------------------    ----------------------
     Gross profit                                                                  50,703                    57,802
                                                                  ------------------------    ----------------------

Operating expenses:
     Research and development                                                       7,126                     6,383
     Selling, general and administrative                                           35,545                    28,448
     Restructuring charge                                                             930                         -
                                                                  ------------------------    ----------------------
     Operating income                                                               7,102                    22,971
                                                                  ------------------------    ----------------------
Other (income) expenses:
     Interest expense, net of amount capitalized                                      219                       402
     Interest income                                                                 (291)                     (207)
     Other, net                                                                      (108)                     (125)
                                                                  ------------------------    ----------------------
     Other (income) expenses, net                                                    (180)                        70
                                                                  ------------------------    ----------------------
Income before income taxes                                                          7,282                    22,901
Provision for income taxes                                                          1,928                     7,443
                                                                  ------------------------    ----------------------

        Net income                                                 $                5,354      $             15,458
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.12      $               0.36
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.12      $               0.35
                                                                  ========================    ======================
Cash dividends per common share                                    $                 0.15      $               0.09
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         44,213,584                43,503,741
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         45,009,506                44,202,983
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


                             See accompanying notes to consolidated financial statements

                                                         (5)

                                              ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF INCOME

                                  (In thousands, except share and per share amounts)
                                                     (Unaudited)


                                                                              For the six months ended
                                                                  --------------------------------------------------
                                                                        February 28,               February 29,
                                                                            2005                       2004
                                                                  ------------------------    ----------------------
Net sales                                                          $              221,934      $            211,395
Cost of goods sold                                                                114,811                    99,395
                                                                  ------------------------    ----------------------
     Gross profit                                                                 107,123                   112,000
                                                                  ------------------------    ----------------------

Operating expenses:
     Research and development                                                      15,045                    13,227
     Selling, general and administrative                                           64,267                    54,186
     Restructuring charge                                                           1,321                         -
                                                                  ------------------------    ----------------------
     Operating income                                                              26,490                    44,587
                                                                  ------------------------    ----------------------
Other (income) expenses:
     Interest expense, net of amount capitalized                                      308                       601
     Interest income                                                                 (505)                     (297)
     Other, net                                                                      (274)                       14
                                                                  ------------------------    ----------------------
     Other (income) expenses, net                                                    (471)                      318
                                                                  ------------------------    ----------------------
Income before income taxes                                                         26,961                    44,269
Provision for income taxes                                                          8,324                    14,387
                                                                  ------------------------    ----------------------

        Net income                                                 $               18,637      $             29,882
                                                                  ========================    ======================

Basic earnings per common share                                    $                 0.42      $               0.69
                                                                  ========================    ======================
Diluted earnings per common share                                  $                 0.42      $               0.68
                                                                  ========================    ======================
Cash dividends per common share                                    $                0.24       $              0.17
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                         44,023,659                43,423,680
                                                                  ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                         44,766,807                44,092,986
                                                                  ========================    ======================


                             See accompanying notes to consolidated financial statements

                                                         (6)

                                                  ARROW INTERNATIONAL, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (In thousands)
                                                         (Unaudited)


                                                                                       For the six months ended
                                                                                 February 28,               February 29,
                                                                                     2005                       2004
                                                                            ---------------------       --------------------
Cash flows from operating activities:
       Net income                                                           $             18,637        $            29,882
Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation                                                                        9,937                      9,071
       Amortization                                                                        2,756                      2,397
       LionHeart charge                                                                    4,903                          -
       Early Retirement Plan stock option charge                                           1,142                          -
       Abandonment of facility expansion plan                                                  -                      1,658
       401(k) plan stock contribution                                                        449                        412
       Deferred income taxes                                                               4,045                       (643)
       Loss (gain) on sale of property, plant and equipment                                  209                         24
       Unrealized holding loss on foreign currency options                                  (41)                          -
       (Increase) decrease in prepaid pension costs                                        (806)                      1,189
       Increase in provision for postretirement benefit obligation                         2,086                      1,079
       Non-qualified stock option tax benefit                                              3,162                          -
Changes in operating assets and liabilities, net of effects from acquisition:
       Accounts receivable, net                                                           (2,173)                    (5,858)
       Inventories                                                                        (3,739)                    (4,075)
       Prepaid expenses and other                                                        (10,295)                     5,318
       Accounts payable and accrued liabilities                                              246                       (729)
       Accrued compensation                                                                 (702)                      (367)
       Accrued income taxes                                                                 (762)                     3,973
                                                                            ---------------------       --------------------
       Total adjustments                                                                  10,417                     13,449
                                                                            ---------------------       --------------------
       Net cash provided by operating activities                                          29,054                     43,331

Cash flows from investing activities:
       Capital expenditures                                                              (17,929)                   (10,748)
       Proceeds from sale of property, plant and equipment                                    13                        215
       (Increase) decrease in intangible and other assets                                   (607)                      (348)
       Cash paid for business acquired                                                    (7,148)                         -
                                                                            ---------------------       --------------------
       Net cash used in investing activities                                             (25,671)                   (10,881)
                                                                            ---------------------       --------------------

Cash flows from financing activities:
       Increase (decrease) in notes payable, including both drawdowns
           and repayments                                                                    166                       (889)
       Principal payments of long-term debt                                                    -                       (300)
       Reduction of current maturities of long-term debt                                     (38)                      (569)
       (Decrease) increase in book overdrafts                                               (382)                      (288)
       Dividends paid                                                                     (7,895)                    (6,937)
       Proceeds from stock options exercised                                              11,907                      4,032
                                                                            ---------------------       --------------------
       Net cash provided by (used in) financing activities                                 3,758                     (4,951)

Effect of exchange rate changes on cash
    and cash equivalents                                                                   1,165                      1,089
Net change in cash and cash equivalents                                                    8,306                     28,588
Cash and cash equivalents at beginning of year                                            94,176                     46,975
                                                                            ---------------------       --------------------
Cash and cash equivalents at end of period                                  $            102,482        $            75,563
                                                                            =====================       ====================


                                 See accompanying notes to consolidated financial statements

                                                          Continued
                                                             (7)

                                                     ARROW INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                          (In thousands)
                                                            (Unaudited)


                                                                                              For the six months ended
                                                                                   ----------------------------------------------
                                                                                        February 28,             February 29,
                                                                                           2005                     2004
                                                                                   --------------------    ----------------------
Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                                            $              8,545    $                   -
Liabilities assumed                                                                               1,397                        -
                                                                                   --------------------    ----------------------
Cash paid for assets                                                               $              7,148    $
                                                                                   ====================    ======================

Cash paid for business acquired:
      Working capital                                                              $             3,222     $                   -
      Intangible assets                                                                          5,323                         -
      Accrual for additional payments owed                                                      (1,397)                        -
                                                                                   --------------------    ----------------------
                                                                                   $             7,148     $                   -
                                                                                   ====================    ======================


Treasury Stock issued for 401(k) plan contribution                                 $               449     $                 412
                                                                                   ====================    ======================

Intangible assets acquired by issuing treasury stock                               $                 -     $                 530
                                                                                   ====================    ======================

Dividends declared but not paid                                                    $             6,673     $               3,923
                                                                                   ====================    ======================


                                    See accompanying notes to consolidated financial statements

                                                            Continued
                                                               (8)

                                            ARROW INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (In thousands)
                                                   (Unaudited)


                                                                             For the three months ended
                                                                          February 28,          February 29,
                                                                              2005                  2004
                                                                       -----------------    -------------------
Net income                                                             $          5,354     $           15,458
Other comprehensive income (expense):
Foreign currency translation adjustments                                          1,543                  1,388
Unrealized holding (loss) on foreign currency
   option contracts                                                                (41)                      -
                                                                       -----------------    -------------------
Other comprehensive income (expense)                                              1,502                  1,388
                                                                       -----------------    -------------------
Total comprehensive income                                             $          6,856     $           16,846
                                                                       =================    ===================


                                                                              For the six months ended
                                                                          February 28,          February 29,
                                                                              2005                  2004
                                                                       -----------------    -------------------
Net income                                                             $         18,637     $           29,882
Other comprehensive income (expense):
Foreign currency translation adjustments                                          7,105                  5,807
Unrealized holding (loss) on foreign currency
    option contracts                                                                (41)                     -
                                                                       -----------------    -------------------
Other comprehensive income (expense)                                              7,064                  5,807
                                                                       -----------------    -------------------
Total comprehensive income                                             $         25,701     $           35,689
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


Note 2 - Inventories:

Inventories are summarized as follows:

                                 February 28,                  August 31,
                                    2005                          2004
                            ----------------------      ----------------------
Finished goods              $              30,016       $              29,036
Semi-finished goods                        29,391                      26,126
Work-in-process                            11,568                       9,493
Raw materials                              31,641                      31,429
                            ----------------------      ----------------------
                            $             102,616       $              96,084
                            ======================      ======================


Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company is currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is expected to occur later in calendar 2005, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patent and that, consequently, it has meritorious legal defenses with respect to this action.

The Company has commenced a patent infringement lawsuit in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of two patents covering the PTD, is also a plaintiff and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these two patents.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.


Note 4 - Accounting Policies:

As permitted under Statement of Financial Accounting Standards (SFAS) No. 123, the Company continues to apply the existing accounting rules under Accounting Principles Board (APB) No. 25, as amended by SFAS No. 148, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted subsequent to December 15, 1995 had been applied.

Had compensation expense for stock options granted in fiscal 2005 and 2004 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended February 28, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below:


                                    Continued
                                      (10)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 4 - Accounting Policies (continued):

                                               For the three months ended                     For the six months ended
                                        ---------------------------------------      ---------------------------------------
                                           February 28,          February 29,           February 28,         February 29,
                                               2005                  2004                   2005                 2004
                                        ------------------    -----------------      -----------------    ------------------
Net income applicable to common
  shareholders
As reported                              $          5,354      $        15,458        $        18,637     $          29,882
Add: Stock - based employee
  compensation expense included in
  reported net income, net of related
  tax effects                                         771                    -                    771                     -
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all
  awards, net of related tax effects                 (387)                (378)                  (795)               (1,031)
Pro forma                               $           5,738      $        15,080        $        18,613     $          28,851

Basic earnings per common share
As reported                             $            0.12      $          0.36        $          0.42     $            0.69
Pro forma                               $            0.13      $          0.34        $          0.42     $            0.66

Diluted earnings per common share
As reported                             $            0.12      $          0.35        $          0.42     $            0.68
Pro forma                               $            0.13      $          0.34        $          0.42     $            0.65

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

The following are the changes in the allowance for doubtful accounts for the three and six months ended February 28, 2005 and 2004:

                                            For the three months ended
                                 -----------------------------------------------
                                     February 28,              February 29,
                                         2005                      2004
                                 ---------------------     ---------------------
       Balance at December 1     $              1,604       $               996
       Additions                                  265                       899
       Write-offs                                 (27)                      (40)
                                 ---------------------     ---------------------
       Balance at February 28    $              1,842       $             1,855
                                 =====================     =====================


                                      (11)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 4 - Accounting Policies (continued):

                                             For the six months ended
                                 -----------------------------------------------
                                      February 28,              February 29,
                                         2005                      2004
                                 ---------------------     ---------------------
       Balance at September 1    $              2,198       $             1,112
       Additions                                  471                       875
       Write-offs                                (827)                     (132)
                                 ---------------------     ---------------------
       Balance at February 28    $              1,842       $             1,855
                                 =====================     =====================

Revenue Recognition:

During the course of the second quarter closing process and in conjunction with its review of its internal controls, the Company determined that it had misapplied the accounting treatment related to its shipping terms to U.S. customers and international distributors. The Company does not have written agreements with most customers and, as a result, in most of those cases, shipping terms are only specified on the invoice, which states free-on-board, or FOB, plant. While the Company does not pay for shipping in most cases or insure the shipments, its practice has been to credit or replace lost or damaged shipments. During the past few years, amounts in respect of these credits and replacements have been less than 0.05% of sales to customers in the U.S. and to international distributors. Nevertheless, interpretations of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission staff, require that, because of its practice of replacing lost or damaged shipments, the Company's sales to customers in the U.S. and to international distributors are the equivalent of FOB destination orders.

The Company's assessment determined that delivery time to U.S. customers is two business days and, to its international distributors, is seven days for air and truck shipments and 55 days for ocean vessel shipments. By applying the appropriate accounting treatment described above, the amount of sales corresponding to these numbers of days in transit at the end of the quarter must be recognized in the succeeding quarter when the shipments are delivered. As a result, during the second quarter of fiscal 2005, the Company recorded $4,279 as a reduction to sales and $2,225 against gross profit, or $0.03 diluted earnings per share. These sales amounts will, however, be recognized in the third quarter of fiscal 2005. While these sales amounts will be recognized in the third quarter of fiscal 2005, a similar amount of days sales would be excluded from the end of the third quarter and the excluded amount would be recognized in the subsequent quarter. Accordingly, the incremental effect on any future quarter would be the difference between the adjustment at the beginning of the quarter and the corresponding adjustment at the end of the quarter. The Company has concluded in accordance with SEC Staff Accounting Bulletin No. 99 that this adjustment is not quantitatively or qualitatively material to warrant any prior period restatement.

The Company's revenue recognition policy is as follows:
Revenue is recognized by the Company at the time its products are delivered and title and risk of loss has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis. The Company offers sales discounts to certain customers based on prior experience with these customers, business needs and regional competition. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. To date, product returns have not been material. The Company's practice is to credit or replace lost or damaged shipments. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. If necessary, the Company will adjust these estimated reserves, which will impact the amount of net product sales revenue recognized by the Company in the period of the adjustments.

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2004 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than as reported above, there have been no material changes to the critical accounting policies previously identified and described in the Company's 2004 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

The Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial statements.

The FASB issued SFAS No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. The Company is currently evaluating the various transitional methods and the impact that this statement will have on its financial statements.

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

The following table provides quarterly information about the Company's sales by product category:

                                              Quarter ended                              Quarter ended
                                            February 28, 2005                          February 29, 2004
                                   ------------------------------------      --------------------------------------
                                      Critical             Cardiac               Critical             Cardiac
                                        Care                Care                   Care                Care
                                   ----------------    ----------------      -----------------   ------------------
    Sales to external customers    $         93,200    $         16,000      $          92,000   $           16,300


                                      (13)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 5 - Segment Reporting (continued):

The following tables present quarterly information about geographic areas:

                                                           Quarter ended February 28, 2005
                              ----------------------------------------------------------------------------------------
                                 United          Asia and                         International
                                 States           Africa           Europe           Americas           Consolidated
                              -------------   -------------    --------------    --------------    -------------------
 Sales to unaffiliated
      customers               $      67,900   $      15,400    $       19,800    $        6,100    $           109,200


                                                           Quarter ended February 29, 2004
                              ----------------------------------------------------------------------------------------
                                 United          Asia and                         International
                                 States           Africa           Europe           Americas           Consolidated
                              -------------   -------------    --------------    --------------    -------------------
 Sales to unaffiliated
      customers               $      70,300   $      14,900    $       17,600    $        5,500    $           108,300

The following table provides year-to-date information about the Company's sales by product category:

                                              Six Months ended                        Six Months ended
                                              February 28, 2005                       February 29, 2004
                                   ------------------------------------      --------------------------------------
                                      Critical             Cardiac               Critical             Cardiac
                                        Care                Care                   Care                Care
                                   ----------------    ----------------      -----------------   ------------------
 Sales to external customers       $        189,200    $         32,700      $         181,000   $           30,400

The following tables present year-to-date information about geographic areas:

                                                         Six Months ended February 28, 2005
                              ----------------------------------------------------------------------------------------
                                 United          Asia and                         International
                                 States           Africa           Europe           Americas           Consolidated
                              -------------   -------------    --------------    --------------    -------------------
 Sales to unaffiliated
      customers               $     136,600   $      33,100    $       39,800    $       12,400    $           221,900


                                                         Six Months ended February 29, 2004
                              ----------------------------------------------------------------------------------------
                                 United          Asia and                         International
                                 States           Africa           Europe           Americas           Consolidated
                              -------------   -------------    --------------    --------------    -------------------
 Sales to unaffiliated
      customers               $     137,400   $      30,500    $       32,600    $       10,900    $           211,400

Note 6 - Business Acquisition:

In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. (ABM), for a total purchase price of approximately $8,545, subject to post-closing adjustments, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the


                                      (14)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 6 - Business Acquisition (continued):

Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of February 28, 2005, pursuant to the asset purchase agreement, the Company has paid $7,148 in cash and recorded a current liability of $1,397 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5,323, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge, or $990 against net income, for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

                Inventories                     $     3,222
                Intangible assets                     5,323
                                                  ---------
                   Total purchase price         $     8,545
                                                  =========

Pro forma amounts are not presented as the acquisition described above did not have any material effect on the Company's results of operations or financial condition for any of the periods presented.


Note 7 - Stock Option Plans:

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

The Company follows the provision of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the three and six months ended February 28, 2005 and February 29, 2004, respectively.

In the three months ended February 28, 2005 and February 29, 2004, the Company granted 87,500 and zero options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share was $30.60 for options granted during the three months ended February 28, 2005. During the six months ended February 28, 2005 and February 29, 2004, the Company granted 102,500 and 1,240,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $29.08 - $30.60 for options granted during the six months ended February 28, 2005 and ranged from $25.00 - $25.80 in the same period of fiscal 2004. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over four years, at one year intervals from the grant date and, once vested, are exercisable at any time.

In both the three and six months ended for each of February 28, 2005 and February 29, 2004, the Company granted 27,000 options to its directors to purchase shares of the Company's common stock pursuant to the Directors Plan. The exercise price per share for the 2005 and 2004 awards was $30.60 and $26.42, respectively, which was equal to the fair market value of the common stock of the Company on the respective dates that the options were granted. These options expire ten years from the grant date. The options vest fully one year from the grant date and, once vested, are exercisable at any time.


                                      (15)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Stock Option Plans (continued):

                                                                         For the three months ended
                                               -------------------------------------------------------------------------------
                                                         February 28, 2005                         February 29, 2004
                                               ---------------------------------------    ------------------------------------
                                                                        Weighted                                 Weighted
                                                                        Average                                  Average
                                                                        Exercise                                 Exercise
                                                   Shares                Price                Shares              Price
                                               ----------------    -------------------    ---------------    -----------------
Outstanding at December 1                          2,868,194             $20.82              3,405,920            $19.94
Granted                                              114,500             $30.60                 27,000            $26.42
Exercised                                           (530,016)            $17.68               (131,588)           $15.37
Terminated                                            (3,250)            $22.96                (16,480)           $19.87
                                               ----------------                           ---------------

Outstanding at February 28                         2,449,428             $21.95              3,284,852            $20.19

Exercisable at  February 28                        1,204,877             $19.50              1,359,006            $16.36


                                                                          For the six months ended
                                               -------------------------------------------------------------------------------
                                                         February 28, 2005                         February 29, 2004
                                               ---------------------------------------    ------------------------------------
                                                   Shares               Weighted              Shares             Weighted
                                                                        Average                                  Average
                                                                        Exercise                                 Exercise
                                                                         Price                                    Price
                                               ----------------    -------------------    ---------------    -----------------
Outstanding at September 1                         3,084,152             $20.49              2,318,260            $16.81
Granted                                              129,500             $30.42              1,267,000            $25.28
Exercised                                           (701,834)            $17.12               (263,778)           $15.13
Terminated                                           (62,390)            $21.80                (36,630)           $18.67
                                               ----------------                           ---------------

Outstanding at February 28                         2,449,428             $21.95              3,284,852            $20.19

Exercisable at  February 28                        1,204,877             $19.50              1,359,006            $16.36

Stock options outstanding at February 28, 2005 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average              Average                            Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices             Outstanding       Contractual Life           Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50               326,510               3.95                $14.98            326,510           $14.98
     $17.51 - $21.47               874,579               6.14                $18.99            580,907           $19.02
     $21.48 - $26.42              1,118,839              8.56                $25.32            297,460           $25.40
     $26.43 - $30.60               129,500               9.81                $30.42               -                -


                                      (16)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 7 - Stock Option Plans (continued):

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

The per share weighted average value of stock options granted in the first six months of fiscal 2005 and 2004 was $5.68 and $5.77, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumptions:

                                   February 28, 2005          February 29, 2004
                                  -------------------        -------------------

Risk-free interest rate                  2.90%                      2.02%
Dividend yield                           2.08%                      1.43%
Volatility factor                        22.75%                    26.33%
Expected lives                          5 years                    5 years


Note 8 - Warranty

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps. The Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of February 28, 2005 and February 29, 2004, the Company's total estimated product warranty obligation was $614 and 827, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in the warranty obligation for the six months ended February 28, 2005 is as follows:

                Balance as of September 1, 2004         $       740
                Additional warranties issued                    498
                Expenditures / Expirations                     (624)
                                                        ------------
                Balance as of February 28, 2005         $       614
                                                        ============


Note 9 - Retirement Benefits

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


                                      (17)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 9 - Retirement Benefits (continued):

Early Retirement Plan:

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which are unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

During the second quarter of fiscal 2005, the Company recorded $1,860 related to pension and $814 related to other post-retirement benefits related to the early retirement program, which are not included in the net periodic benefit costs below. These charges to expense and credit to prepaid pension and accrued post retirement benefit obligations resulted from the Company's waiver in connection with the early retirement program of the normal discount that customarily would have applied to a participant's benefits if the participant had otherwise elected to retire prior to his/her normal retirement date.

The following summarizes the components of the net periodic benefit costs:

                                            Pension Benefits                          Other Benefits
                                   ------------------------------------     ------------------------------------
                                       For the Three Months Ended               For the Three Months Ended
                                   ------------------------------------     ------------------------------------
                                     February 28,        February 29,         February 28,        February 29,
                                         2005                2004                 2005                2004
                                   ----------------    ----------------     ----------------    ----------------
    Service cost                          $  1,665             $   811              $    88             $    79
    Interest cost                            2,580               1,199                  225                 156
    Expected return on plan assets          (3,402)             (1,682)                   -                   -
    Amortization of prior
       service costs                           625                 225                   (3)                (15)
    Amortization of transition
       obligation (asset)                      (69)                (26)                  12                   8
    Amortization of net
       actuarial (gain) loss                   571                 210                   25                  35
    Plan acquisition
       differential                              -                  36                   (7)                 (5)
                                   ----------------    ----------------     ----------------    ----------------
         Net periodic (benefit)
            cost                          $  1,970             $   773              $   340             $   258
                                   ================    ================     ================    ================


                                            Pension Benefits                          Other Benefits
                                   ------------------------------------     ------------------------------------
                                       For the Six Months Ended                 For the Six Months Ended
                                   ------------------------------------     ------------------------------------
                                     February 28,        February 29,         February 28,        February 29,
                                         2005                2004                 2005                2004
                                   ----------------    ----------------     ----------------    ----------------
    Service cost                          $  2,550             $ 1,633              $   199             $   182
    Interest cost                            3,941               2,413                  484                 366
    Expected return on plan assets          (5,205)             (3,385)                   -                   -
    Amortization of prior
       service costs                           927                 453                  (43)                (38)
    Amortization of transition
       obligation (asset)                     (105)                (52)                  25                  21
    Amortization of net
       actuarial (gain) loss                   850                 423                   78                  82
    Plan acquisition
       differential                              -                  74                  (14)                (13)
                                   ----------------    ----------------     ----------------    ----------------
         Net periodic (benefit)
            cost                           $ 2,958             $ 1,559              $   729             $   600
                                   ================    ================     ================    ================


                                      (18)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 10 - Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps are part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. The transitional work on the consolidation has begun and the consolidation is expected to continue into the second half of fiscal 2005. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities and the remaining accrual balance is expected to be paid in the third quarter of fiscal 2005. All other restructuring costs are expected to be paid over the remainder of fiscal 2005 and fiscal 2006. Restructuring charges related to this manufacturing realignment are summarized in the table below:

                                                                    Actual Costs Expensed
                                              ------------------------------------------------------------------
                                                For the                      For the                  Costs
                                Estimate of      Twelve       For the         Three                  expensed
                                   Total         Months     Three Months      Months               but not yet     Estimated
                                 Expected        Ended         Ended          Ended                 paid as of     Costs yet
                               Restructuring   August 31,   November 30,     February     Total      February        to be
                                  Charges         2004          2004         28, 2005    to Date     28, 2005       Expensed
                               -------------  ------------  ------------   ------------ ---------  -------------  ------------
Severance and related
   expenses                           $  466        $  208        $  184        $    74    $  466        $  283       $      -
Property, plant and
   equipment carrying
   cost and costs of
   disposal                              273             -            48              -        48             -            225
Other, including
   equipment and
   inventory moving costs,
   employee relocation
   costs, and external
   consulting fees                       208             -             8             11        19             -            189
                               -------------  ------------  ------------   ------------ ---------  -------------  ------------
Total restructuring
   charges                            $  947        $  208        $  240        $    85    $  533        $  283       $    414
                               =============  ============  ============   ============ =========  =============  ============

The Company has segregated its San Antonio facility and related equipment as held for sale on the Company's Balance Sheet as of February 28, 2005.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation in the second quarter of fiscal 2005 and expects to complete the relocation and related logistics in the second half of fiscal 2005, at an estimated total cost of $1,610. Restructuring charges related to this distribution center relocation and related logistics are summarized below:


                                      (19)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 10 - Restructuring Charges (continued):

                                                                    Actual Costs Expensed
                                              ------------------------------------------------------------------
                                                For the                      For the                  Costs
                                Estimate of      Twelve       For the         Three                  expensed
                                   Total         Months     Three Months      Months               but not yet     Estimated
                                 Expected        Ended         Ended          Ended                 paid as of     Costs yet
                               Restructuring   August 31,   November 30,     February     Total      February        to be
                                  Charges         2004          2004         28, 2005    to Date     28, 2005       Expensed
                               -------------  ------------  ------------   ------------ ---------  -------------  ------------
Severance and related
   expenses                          $   958             -       $   151        $   467   $   618       $    467       $   340
Lease termination costs                  256             -                          227       227            227            29
Property, plant and
   equipment carrying
   cost and costs of
   disposal                               98             -             -              -         -              -            98
Other, including
   equipment and
   inventory moving costs,
   employee relocation
   costs, and external
   consulting fees                       298             -             -            151       151              -           147
                               -------------  ------------  ------------   ------------ ---------  -------------  ------------
Total restructuring
   charges                           $ 1,610             -       $   151        $   845   $   996       $    694       $   614
                               =============  ============  ============   ============ =========  =============  ============

Note 11 - Earnings Per Share

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three and six months ended February 28, 2005 and February 29, 2004.

                                                              For the Three           For the Three
                                                               Months Ended            Months ended
                                                               February 28,            February 29,
                                                                   2005                    2004
                                                           ---------------------    -------------------
Net income                                                              $5,354                $15,458

Weighted average common shares outstanding                              44,214                 43,504

Incremental common shares issuable: stock options
   and awards                                                              796                    699
                                                           ---------------------    -------------------

Weighted average common shares outstanding
   assuming dilution                                                    45,010                 44,203
                                                           =====================    ===================

Basic earnings per common share                                          $0.12                  $0.36
                                                           =====================    ===================

Diluted earnings per common share                                        $0.12                  $0.35
                                                           =====================    ===================


                                      (20)

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 11 - Earnings Per Share (continued):

                                                                        For the Six Months         For the Six
                                                                              Ended                Months ended
                                                                           February 28,            February 29,
                                                                               2005                    2004
                                                                       ---------------------    -------------------
Net income                                                                         $18,637                $29,882

Weighted average common shares outstanding                                          44,024                 43,424

Incremental common shares issuable: stock options
   and awards                                                                          743                    669
                                                                       ---------------------    -------------------

Weighted average common shares outstanding
   assuming dilution                                                                44,767                 44,093
                                                                       =====================    ===================

Basic earnings per common share                                                      $0.42                  $0.69
                                                                       =====================    ===================

Diluted earnings per common share                                                    $0.42                  $0.68
                                                                       =====================    ===================

All stock options outstanding to purchase shares of common stock were included in the computation of earnings per share assuming dilution because the options exercise prices were less than the average market price of the Company's common stock at February 28, 2005 and February 29, 2004, respectively.


Note 12 - Product Recall

As previously reported, on December 3, 2004, the Company announced a nationwide recall of all of its NEO?PICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NEO?Care product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company is cooperating with the U.S. Food and Drug Administration (the "FDA") in conducting the voluntary recall. As of April 7, 2005, the Company has not received any product liability claims in connection with the product recall.

The Company sent recall notices to approximately 800 hospitals and 16 dealers. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $500, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of February 28, 2005, the Company has issued sales credits totaling $478, leaving an estimated accrual of $22 for any additional credits yet to be issued.

Following the recall, the FDA inspected the Company's corporate headquarters and the facility where the NeoPICC Catheters were manufactured and provided the Company with a list of inspectional observations, to which the Company has responded. As part of its previously announced plans to rationalize its global manufacturing and logistics operations, the Company decided to accelerate the integration of the NEO?Care manufacturing operations into its existing manufacturing structure. In order to facilitate this integration of NEO?Care and to address each of the inspectional observations of the FDA, the Company temporarily ceased the manufacture, shipment and sales of its NEO?Care product line, including the NeoPICC Catheters, until it has adequately addressed each of the inspectional observations. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products.

The Company's fiscal 2004 NEO?Care product line sales were $7,646. Inventories of NeoPICC Catheters at February 28, 2005 amounted to $208, which the Company has fully reserved for as of February 28, 2005. Inventories of other NEO?Care products were approximately $1,721 at February 28, 2005.


Note 13 - Early Retirement Program

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Note 13 - Early Retirement Program (continued):


                                      (21)

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

During the second quarter of fiscal 2005, the Company recorded $6,839 in total costs with respect to this program, of which $1,883 was recorded to cost of sales and $4,956 to selling, general and administrative expenses. Of the $6,839 in total costs, $2,674 was related to pension and other post retirement benefits and $3,023 was a cash charge related to severance and related costs. The remaining $1,142 was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected into the program.


Note 14 - LionHeart Impairment Charge

As announced on April 7, 2005, the Company's Board of Directors unanimously voted to discontinue the development, sales and marketing programs related to its LionHeart Left Ventricular Assist System (LVAS).

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal year 2005. As a result, the Company made a provision in its second fiscal quarter of $2,079 for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in the second fiscal quarter ended February 28, 2005 its remaining investment in the LionHeart program, which included $2,824 in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second quarter by an outside consulting firm, which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter related to the LionHeart was $4,903, of which $4,562 was recorded to cost of sales and $341 to research and development expenses.


                                      (22)

                            ARROW INTERNATIONAL, INC.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW IN THE COMPANY'S ANNUAL REPORT ON FORM L0-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2004 AND THE COMPANY'S OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.


Results of Operations

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 2004:

NET SALES.
Net sales for the three months ended February 28, 2005 increased by $0.9 million, or 0.8%, to $109.2 million from $108.3 million in the same period last year, due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the second quarter of fiscal 2005 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This increase was offset in part by an unfavorable impact of $4.3 million against net sales in the second quarter of fiscal 2005 related to the Company's misapplication of the accounting treatment for its shipping terms, as further discussed below under "- Critical Accounting Policies and Estimates - Revenue Recognition." The foreign exchange impact resulted in increased sales for the quarter of $1.6 million or 1.5% of total Company sales. Net sales represent gross sales invoiced to customers less certain related charges, discounts, returns, and rebates. The following is a summary of the Company's sales by product platform:


Sales by Product Platform
(in millions)                                                QUARTER ENDED
                                                             -------------
                                             FEBRUARY 28, 2005           FEBRUARY 29, 2004
                                             -----------------           -----------------
       Central Venous Catheters                    $ 57.0                        $ 55.8
       Specialty Catheters                           34.3                          33.2
       Stepic Distributed Products                    1.9                           3.0
                                                   ------                        ------
            Subtotal Critical Care                   93.2                          92.0
       Cardiac Care                                  16.0                          16.3
                                                   ------                        ------
            TOTAL                                  $109.2                        $108.3
                                                   ======                        ======

Sales of critical care products increased 1.3% to $93.2 million from $92.0 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters offset by decreased sales of products distributed by Stepic Medical, the Company's former New York City distributor, the net assets of which it acquired in September 2002. Sales of central venous catheters increased in the second quarter of fiscal 2005 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access products, offset in part by decreased sales of neonatal products resulting from the Company's previously reported decision in January 2005 to temporarily cease manufacturing, shipping and selling of its NeoCare(R) product line until it completes the integration of its NeoCare(R) manufacturing operations. Sales of specialty catheters increased in the second quarter of fiscal 2005 due primarily to improved sales of arterial products and intravenous and extension sets. Sales of cardiac care products decreased by 1.8% to $16.0 million in the second quarter of fiscal 2005 from $16.3 million in the comparable prior year period due primarily to reduced domestic sales of intra-aortic balloon pumps. Total Company U.S. sales decreased 3.4% to $67.9 million in the second quarter of fiscal 2005 from $70.3 million in the comparable prior year period, principally as a result of decreased sales of products distributed by Stepic Medical, decreased sales of central venous catheters primarily attributable to the temporary loss of NeoCare(R) product sales during the quarter and decreased sales of intra-aortic balloon pumps that the Company believes are attributable to customers' delaying their purchases of the Company's AutoCAT(R)2 WAVETM intra-aortic balloon pump until the upgraded software for this product becomes available later this summer, offset by increased sales of specialty catheters. International sales increased by 8.7% to $41.3 million in the second quarter of fiscal 2005 from $38.0 million in the comparable prior year period, principally as a result of increased sales of central venous catheters, specialty catheters, intra-aortic balloon pumps, and the effect of foreign currency exchange rates, as noted above. International sales represented 37.8% of net sales in the second quarter of fiscal 2005, compared to 35.1% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 38% from 36% in the comparable prior year period for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 64% from 61% in the comparable prior year period.


                                      (23)

                            ARROW INTERNATIONAL, INC.


The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 9% of total Company sales in the second quarter of fiscal 2005 from 7% in the comparable prior year period. The safety device procedure kit conversion percentages for the U.S. market in the second quarter of fiscal 2005 increased to 17% from 13% in the comparable prior year period.

GROSS PROFIT.
Gross profit decreased 12.3% to $50.7 million in the three months ended February 28 2005, compared to $57.8 million in the same period of fiscal 2004. As a percentage of net sales, gross profit decreased to 46.4% during the three months ended February 28, 2005 from 53.4% in the comparable prior year period. The decrease in gross margin was due primarily to (1) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart, Left Ventricular Assist System (LVAS) as a consequence of the Board of Directors' recent decision to discontinue the development, sales and marketing program related to the LionHeart, as further discussed below under "- Six Months Ended February 28, 2005 Compared to Six Months Ended February 29, 2004 - Research and Development - LionHeart(TM) LVAS"; (2) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program; and (3) higher manufacturing costs associated with the Company's higher production requirements, which have strained its current manufacturing capacity and ability to meet increased customer demand. The Company is responding to these capacity concerns by increasing its worldwide manufacturing capacity, integrating and rationalizing existing facilities, and making capital expenditures to improve the effectiveness of its production technology, processes and equipment as part of its Project Operational Excellence, as further discussed below under "- Liquidity and Capital Resources
- Investing Activities." The Company anticipates continued lower gross margins, compared to prior periods, until these capacity increases and productivity improvements are fully implemented.

PRODUCT RECALL.
As previously reported, on December 3, 2004 the Company announced a nationwide recall of all of its NEO?PICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NEO?Care product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company is cooperating with the U.S. Food and Drug Administration (the "FDA") in conducting the voluntary recall. As of April 7, 2005, the Company has not received any product liability claims in connection with the product recall.

The Company sent recall notices to approximately 800 hospitals and 16 dealers. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of February 28, 2005, the Company has issued sales credits totaling $478,000, leaving an estimated accrual of $22,000 for any additional credits yet to be issued.

Following the recall, the FDA inspected the Company's corporate headquarters and the facility where the NeoPICC Catheters were manufactured and provided the Company with a list of inspectional observations, to which the Company has responded. As part of its previously announced plans to rationalize its global manufacturing and logistics operations, the Company decided to accelerate the integration of the NEO?Care manufacturing operations into its existing manufacturing structure. In order to facilitate this integration of NEO?Care and to address each of the inspectional observations of the FDA, the Company temporarily ceased the manufacture, shipment and sales of its NEO?Care product line, including the NeoPICC Catheters, until it has adequately addressed each of the inspectional observations. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products. Shipments of the NEO?Care product line, other than the NeoPICC Catheters, are presently expected to resume in the first quarter of fiscal 2006.

The Company's fiscal 2004 NEO?Care product line sales were $7.6 million. Inventories of NeoPICC Catheters at February 28, 2005 amounted to $0.2 million, which the Company has fully reserved for as of February 28, 2005. Inventories of other NEO?Care products were approximately $1.7 million at February 28, 2005.

RESEARCH AND DEVELOPMENT.
Research and development expenses increased by 10.9% to $7.1 million in the three months ended February 28, 2005, compared to $6.4 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the second quarter of fiscal 2005 to 6.5% compared to 5.9% in the same period in fiscal 2004. The increase in research and development expenses was due mainly to
(1) the Company's charge in the second quarter of fiscal 2005 of $0.3 million for the write off of equipment associated with the discontinuation of its LionHeart LVAS program, as further discussed below, and (2) increased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation. This increase was offset by a decrease in research and development spending on the LionHeart program, which included $0.7 million in the second quarter of fiscal 2005 for development of the Lionheart's second generation electronics. A description of the current status of the Company's major research and development programs is provided below under "Six Months Ended February 28, 2005 Compared to Six Months Ended February 29, 2004 - Research and Development."


                                      (24)

                            ARROW INTERNATIONAL, INC.


SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses increased by 25.0% to $35.5 million during the three months ended February 28, 2005 from $28.4 million in the comparable prior year period and, as a percentage of net sales, increased to 32.5% in the second quarter of fiscal 2005 from 26.2% in the comparable period of fiscal 2004. This increase was due to several factors, including incremental expenses of $5.0 million related to the Company's voluntary early retirement program and increased expenses of $0.8 million related to the Company's pension and postretirement welfare plans based on adjusting certain estimated data to actual data received during the second fiscal quarter of 2005.

RESTRUCTURING CHARGES.
The Company recorded $0.9 million ($0.6 million after tax, or $0.01 diluted earnings per share) of restructuring expenses in the second quarter of fiscal 2005 related primarily to additional accrued severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities, and additional accrued severance payments and lease termination costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "- Liquidity and Capital Resources - Investing Activities - Multiyear Capital Investment Plan."

OPERATING INCOME.
Principally due to the above factors, operating income decreased in the second quarter of fiscal 2005 by 69.1% to $7.1 million from $23.0 million in the comparable prior year period.

OTHER (INCOME) EXPENSES, NET.
Other (income) expenses, net, was $0.2 million of income in the second quarter of fiscal 2005 compared to $0.1 million of expense in the same prior year period. Other expenses (income), net, consists principally of interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
As a result of the factors discussed above, income before income taxes decreased in the second quarter of fiscal 2005 by 68.1% to $7.3 million from $22.9 million in the comparable prior year period. For the second quarter of fiscal 2005, the Company's effective income tax rate decreased to 26.5% from 32.5% in the comparable prior year period due to more favorable than expected fiscal year 2004 research and development tax credits resulting from the completion of the Company's analysis of these credits during the second quarter of fiscal 2005.

On October 22, 2004, the President signed The American Jobs Creation Act of 2004 (the "Act"). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extraterritorial Income Regime (the "ETI") over a three-year phase out period beginning in 2005. However, the phase out will still allow the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006. This new deduction begins at 3% of the Company's U.S. domestic manufacturing income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2010 and beyond. While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during 2005 and 2006 and the phase in of the new manufacturing deduction benefit from 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2005 and beyond.

NET INCOME.
Net income in the second quarter of fiscal 2005 decreased by 65.2% to $5.4 million from $15.5 million in the comparable prior year period, primarily as a result of the above factors. As a percentage of net sales, net income represented 4.9% in the three months ended February 28, 2005 compared to 14.3% in the same period of fiscal 2004.

PER SHARE INFORMATION.
Basic earnings per common share were $0.12 in the three months ended February 28, 2005, down 66.7%, or $0.24 per share, from $0.36 in the comparable prior year period. Diluted earnings per share were $0.12 in the three months ended February 28, 2005, down 65.7%, or $0.23 per share, from $0.35 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,213,584 in the second quarter of fiscal 2005 from 43,503,741 in the comparable prior year period primarily as a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the fiscal year. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,009,506 in the second quarter of fiscal 2005 from 44,202,983 in the comparable prior year period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.


                                      (25)

                            ARROW INTERNATIONAL, INC.


SIX MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO SIX MONTHS ENDED FEBRUARY 29,
2004:

NET SALES.
Net sales for the six months ended February 28, 2005 increased by $10.5 million, or 5.0%, to $221.9 million from $211.4 million in the same period last year, due primarily to an increase in critical care product sales and a favorable foreign exchange impact during the six months ended February 28, 2005 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This increase was offset in part by an unfavorable impact of $4.3 million against net sales in the first half of fiscal 2005 related to the Company's misapplication of the accounting treatment for its shipping terms, as further discussed below under "- Critical Accounting Policies and Estimates - Revenue Recognition." The foreign exchange impact resulted in increased sales for the six months ended February 28, 2005 of $3.5 million or 1.7% of total Company sales. The following is a summary of the Company's sales by product platform:


Sales by Product Platform (in millions)                    SIX MONTHS ENDED
                                                           ----------------
                                             FEBRUARY 28, 2005           FEBRUARY 29, 2004
                                             -----------------           -----------------
       Central Venous Catheters                  $116.3                        $109.4
       Specialty Catheters                         69.1                          65.5
       Stepic Distributed Products                  3.8                           6.1
                                                 ------                        ------
            Subtotal Critical Care                189.2                         181.0
       Cardiac Care                                32.7                          30.4
                                                 ------                        ------
            TOTAL                                $221.9                        $211.4
                                                 ======                        ======

Sales of critical care products increased by 4.5% to $189.2 million for the six months ended February 28, 2005 from $181.0 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters offset by decreased sales of products distributed by Stepic Medical, the Company's New York City distributor, the net assets of which it acquired in September 2002. Sales of central venous catheters increased in the six months ended February 28, 2005, due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access products, offset in part by decreased sales of neonatal products resulting from the Company's temporary cessation of manufacturing, shipping and selling of the NeoCare(R) product line in January 2005. Sales of specialty catheters increased in the six months ended February 28, 2005 due to improved sales of arterial products, intravenous and extension sets, and epidural products. Cardiac care product sales increased by 7.6% to $32.7 million from $30.4 million in the comparable prior year period, due primarily to increased international sales of intra-aortic balloon pumps and Super Arrow-Flex(R) products. Total Company U.S. sales decreased 0.6% to $136.6 million for the six months ended February 28, 2005 from $137.4 million in the comparable prior year period. International sales increased by 15.3% to $85.3 million from $74.0 million in the comparable prior year period, principally as a result of increased sales of central venous catheters, specialty catheters, intra-aortic balloon pumps, Super Arrow-Flex(R) products and the effect of foreign currency exchange rates, as noted above. International sales represented 38.4% of net sales for the six months ended February 28, 2005 compared to 35.0% in the comparable period of fiscal 2004.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 38% from 37% in the comparable prior year period for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 64% from 61% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 8% of total Company sales in the first half of fiscal 2005 from 7% in the comparable prior year period. The safety device procedure kit conversion percentages for the U.S. market in the first half of fiscal 2005 increased to 16% from 13% in the comparable prior year period.

GROSS PROFIT.
Gross profit decreased 4.4% to $107.1 million in the six months ended February 28, 2005, compared to $112.0 million in the same period of fiscal 2004. As a percentage of net sales, gross profit decreased to 48.3% during the six months ended February 28, 2005 from 53.0% in the comparable period of fiscal 2004. The decrease in gross margin was due primarily to (1) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart LVAS as a consequence of the Board of Directors' recent decision to discontinue the development, sales and marketing programs related to the LionHeart, as further discussed below under " - Research and Development - LionHeart LVAS"; (2) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program; (3) lower margins realized in the first half of fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities"; and (4) unfavorable inventory adjustments in fiscal 2005 resulting from the scrapping of returned goods and cycle counting of finished goods inventory quantities in the Company's U.S. distribution center.


                                      (26)

                            ARROW INTERNATIONAL, INC.


RESEARCH AND DEVELOPMENT.
Research and development expenses increased by 13.6% to $15.0 million in the six months ended February 28, 2005 from $13.2 million in the comparable prior year period. As a percentage of net sales, these expenses increased in the first half of fiscal 2005 to 6.8% compared to 6.2% in the same period in fiscal 2004. The increase in research and development expenses was due primarily to (1) the Company's charge in the second quarter of fiscal 2005 of $0.3 million for the write off of equipment associated with the discontinuation of its LionHeart LVAS program, as further discussed below; (2) increased research and development expenditures for the Company's critical care product line, including incremental research and development spending on its ARROWg+ard(R) antiseptic treatment products; and (3) increased research and development spending on the LionHeart(TM) program, which included $1.7 million in the first half of fiscal 2005 for development of the LionHeart(TM)'s second generation electronics. The current status of the Company's principal product development programs is summarized below.

AUTOCAT(R)2 WAVE. The Company continues to market and make modifications to its AutoCAT(R)2 WAVETM intra-aortic balloon pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats. The growing interest in this product has resulted in increased customer feedback, providing the Company with valuable information for making additional product enhancements. As a result of this customer feedback, the Company is undertaking a significant upgrade of the software for this product, which it believes will increase the overall competitiveness of the device, which the Company plans to complete and release in the summer of 2005. During the second quarter of fiscal 2005, net sales of the AutoCAT(R)2 WAVETM and related LightWAVE(TM) catheters decreased 8.3% over the first quarter of fiscal 2005, which the Company believes is attributable to customers' delaying their purchases until the release of the new software. Development of this product is an ongoing process, with product improvements constantly being made and introduced as the underlying technology advances and the Company learns more about customer requirements.

Although the Company is encouraged by the early sales results of its AutoCAT(R)2 WAVETM and related LightWAVE(TM) catheter system, the selling cycle for intra-aortic balloon pumps is long and involves a number of decision-makers in any given hospital. As a result, the Company is cautiously optimistic about this product's future sales growth. The Company continues to believe that this new technology represents a major step forward in intra-aortic balloon pumping and should enable the Company to gain market share based on superior performance across a range of cardiac requirements.

LIONHEART(TM) LVAS. As announced on April 7, 2005, the Company's Board of Directors unanimously voted to discontinue the development, sales and marketing programs related to its LionHeart LVAS. This decision was based on the Company's review of ventricular assist technology trends, its experience in marketing the device in Europe, the input it received from the medical community, as well as the data and analysis of the outside consultants it retained to analyze the long-term commercial opportunity of this program. In addition, the Company thoroughly assessed the significant additional time and investment required to maximize the potential of the LionHeart. Based on consideration of all of these factors, the Board determined that the LionHeart is not economically viable for the Company, as it would not realize adequate returns for its shareholders in an acceptable period of time.

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal year 2005. As a result, the Company made a provision in its second fiscal quarter of $2.1 million for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in the second fiscal quarter ended February 28, 2005 its remaining investment in the LionHeart program, which included $2.8 million in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second quarter by its outside consulting firm which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter related to the LionHeart was $4.9 million, of which $4.6 million was recorded to cost of sales and $0.3 million to research and development expenses.

CORAIDE(TM) LVAS. The Company has completed development of modifications to its CorAide(TM) continuous flow ventricular assist device to resolve elevated levels of hemolysis (plasma-free hemoglobin) experienced in the first implant of the device. In February 2005, CorAide(TM) LVAS devices were implanted in two patients at Bad Oyenhausen, Germany in connection with the Company's clinical trial and both patients are recovering as expected, with no indications of the elevated levels of hemolysis experienced with its first CorAide(TM) implant. On April 7, 2005, the Company announced that its Board of Directors had decided to continue the clinical trials of its CorAide(TM) continuous flow ventricular assist device in Europe.

The Company considers the CorAide(TM) to be a long-term development program. The first version of the CorAide(TM) device is not fully implantable and is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function. The Company believes that the CorAide(TM)'s smaller size, less invasive surgical approach and inherently simpler design promises better opportunities for broader market acceptance.

The Company's Board and management plans to review the CorAide(TM) program regularly to assess its commercial viability.


                                      (27)

                            ARROW INTERNATIONAL, INC.


HEMOSONIC(TM). THE Company is continuing its development of an improved version of its HemoSonicTM cardiac output monitoring device that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company believes the improved version will be more user-friendly and better able to meet the needs of a broader range of physicians. The Company is currently in the final stages of this development and expects to begin market evaluation of the new model later in calendar 2005. The Company is also currently in the process of evaluating a number of enhancements to this product.

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses increased by 18.6% to $64.3 million during the six months ended February 28, 2005 from $54.2 million in the comparable prior year period and, as a percentage of net sales, increased to 29.0% in the first half of fiscal 2005 from 25.6% in the comparable period of fiscal 2004. This increase was due primarily to: (1) an incremental expense of $5.0 million related to the Company's voluntary early retirement program; (2) a $1.0 million increase in expenses related to the Company's international operations as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; (3) increased expenses of $0.8 million related to the Company's pension and postretirement welfare plans based on adjusting certain estimated data to actual data received during the second quarter of fiscal 2005; (4) increased expenses of $1.4 million related to the continued enhancement of the Company's European Sales Office, increased expenses related to the completion of a study by an outside consulting firm of the Company's Left Ventricular Assist System program during the first quarter of fiscal 2005, and increased severance costs.

RESTRUCTURING CHARGES.
The Company recorded $1.3 million ($0.9 million after tax, or $0.02 diluted earnings per share) of restructuring expenses in the first half of fiscal 2005 related primarily to accrued severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and accrued severance payments and lease termination costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See " - Liquidity and Capital Resources - Investing Activities - Multiyear Capital Investment Plan."

OPERATING INCOME.
Principally due to the above factors, operating income decreased in the first half of fiscal 2005 by 40.6% to $26.5 million from $44.6 million in the comparable period of fiscal 2004.

OTHER EXPENSES (INCOME), NET.
Other expenses (income), net, increased to $0.5 million of income in the first half of fiscal 2005 from $0.3 million of expense in the same prior year period due in part to the Company earning a higher amount of interest in the first half of fiscal 2005 on its investment of cash balances. Other expenses (income), net, consist principally of interest income, interest expense and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
As a result of the factors discussed above, income before income taxes decreased in the first half of fiscal 2005 by 39.1% to $27.0 million from $44.3 million in the comparable prior year period. For the six month period ended February 28, 2005, the Company's effective income tax rate decreased to 30.9% from 32.5% in the comparable prior year period due to more favorable than expected fiscal year 2004 research and development tax credits resulting from the completion of the Company's analysis of these credits during the second quarter of fiscal 2005.

NET INCOME.
Net income decreased by 37.8% to $18.6 million in the six months ended February 28, 2005 from $29.9 million in the first half of fiscal 2004. As a percentage of net sales, net income represented 8.4% during the six months ended February 28, 2005 compared to 14.1% in the same period of fiscal 2004.

PER SHARE INFORMATION.
Basic earnings per common share were $0.42 in the six month period ended February 28, 2005, down 39.1%, or $0.27 per share, from $0.69 in the comparable prior year period. Diluted earnings per common share were $0.42 in the six month period ended February 28, 2005, down 38.2%, or $0.26 per share, from $0.68 per share in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,023,659 in the first half of fiscal 2005 from 43,423,680 in the comparable prior year period primarily as a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the fiscal year. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,766,807 in the first half of fiscal 2005 from 44,092,986 in the comparable prior period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.


                                      (28)

                            ARROW INTERNATIONAL, INC.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES.
CASH FROM OPERATIONS. The Company's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows included in Item 1 of this report. For the six months ended February 28, 2005, net cash provided by operations was $29.1 million, a decrease of $14.2 million, or 32.8%, from the comparable prior year period due primarily to a decrease in net income, as more fully explained above in the "Six Months Ended February 28, 2005 Compared to Six Months Ended February 29, 2004", an increase in prepaid expenses and a decrease in accrued income taxes offset in part by an increase in deferred income taxes and an increase in inventory, as more fully explained below.

PREPAID EXPENSES. Prepaid expenses and other increased $10.7 million in the six months ended February 28, 2005 compared to a $5.1 million decrease in the same period of fiscal 2004, due primarily to a $6.3 million increase in the first half of fiscal 2005 related to a change in the current domestic income tax balance as a result of a depreciation adjustment, as described below, and the Company's receipt in fiscal 2004 of $8.0 million for an income tax refund related to the settlement of an Internal Revenue Service audit pertaining primarily to depreciation and tax credits related to research and development costs.

INCOME TAXES. Accrued income taxes decreased $0.5 million in the first half of fiscal 2005 compared to a $4.5 million increase in the same period of fiscal 2004 and the Company's net deferred income tax liability increased $4.1 million in the six months ended February 28, 2005 compared to a $0.9 million decrease in the same period of fiscal 2004, due primarily to a change in classification from accrued income tax to deferred income tax in the first half of fiscal 2005 for a depreciation deduction that was not originally anticipated in the Company's fiscal year 2004 domestic tax filing.

INVENTORY. Inventories increased $6.5 million in the first half of fiscal 2005 as compared to a $5.3 million increase in the same period of fiscal 2004. The increase in fiscal 2005 is primarily due to inventory acquired in connection with the Company's acquisition of AB Medica during the first quarter of fiscal 2005, as further discussed below, and incremental inventory value booked in the second quarter of fiscal 2005 as a result of the Company's misapplication of the accounting treatment related to its shipping terms, as further discussed below, resulting in the reversal of sales and a corresponding increase in inventory. The increase in fiscal 2004 was primarily due to additional production and related manufacturing costs necessary to support the Company's higher rate of sales growth.

ACCOUNTS RECEIVABLE. Accounts receivable, measured in days sales outstanding during the period, increased to 73 days at February 28, 2005 from 71 days at August 31, 2004, due primarily to increased days sales outstanding in Greece, as described below.

As of February 28, 2005, the Company had an accounts receivable balance from its Greek customers of $7.3 million, of which approximately 90% is related to Greek government-backed hospital customers. The days sales outstanding is currently 630 days, which is significantly higher than that of the Company's overall February 28, 2005 average customer days sales outstanding of 73 days. However, according to information provided by the Hellenic Association of Scientific and Medical Equipment Suppliers as of February 1, 2005, the average days sales outstanding for medical equipment supply companies in the Greek market was approximately 620 days. The Company's payment terms in this market are generally 45 days. The Company has concluded that the government of Greece has been delaying payments due to its government-backed hospitals, which has led to an increase in the Company's days sales outstanding for its Greek customers. The Greek government has announced a plan to resume its payments on its trade debt, which should allow its hospitals to repay their outstanding balances to their vendors. As of April 7, 2005, the Greek government has made two installments of approximately 25% each of its total obligation to its government-backed hospitals and plans to fully pay the balance by the end of calendar year 2005. The government of Greece has initiated similar plans in the past to reduce delinquent trade debt, which have resulted in the Company's realization of a material portion of outstanding receivables following the implementation of those plans. As a result, the Company currently believes that this situation will be resolved and that ultimate collectability of these receivables, net of discounts, is not a significant risk. In addition, the Greek government has also passed a law requiring full payment on all outstanding receivables from government-backed hospitals generated after December 23, 2004. However, because the Company's assessment is based in part on political factors beyond its control, the Company cannot assure that these receivables will be collected or when they will be collected, and will continue to evaluate their collectability and establish reserves when and to the extent necessary. As of February 28, 2005, the Company has recorded an allowance of $0.4 million to reserve for both specifically identified, potentially uncollectible, private Greek customer balances and an estimated amount for the Greek government's discount on the Company's outstanding government-backed hospital customer balance. The Company currently evaluates all of its trade receivables on a regular basis, including those with its Greek customers, to ensure that each receivable is recorded at net realizable value.

EARLY RETIREMENT PROGRAM. As previously reported, on October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which are unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.


                                      (29)

                            ARROW INTERNATIONAL, INC.


During the second quarter of fiscal 2005, the Company recorded $6.8 million in total costs with respect to this program, of which $1.9 million was recorded to cost of sales and $4.9 million to selling, general and administrative expenses. Of the $6.8 million in total costs, $2.7 million was related to pension and other post retirement benefits and $3.0 million was a cash charge related to severance and related costs. The remaining $1.1 million was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected to participate in this program, including, as previously reported, the Company's former President and Chief Operating Officer and its Executive Vice President - Global Business Development.

INVESTING ACTIVITIES.
Net cash used in the Company's investing activities increased to $25.7 million in the six months ended February 28, 2005 from $10.9 million in the comparable period of fiscal 2004, due primarily to the Company's acquisition, as further discussed below, of AB Medica in the first quarter of fiscal 2005 and increased capital expenditures primarily in support of the Company's multi-year capital investment plan, including related investments in production technology and equipment, and development and implementation of enhanced good manufacturing practices and quality systems, all as part of its Project Operational Excellence, as further discussed below.

ACQUISITION OF AB MEDICA. In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $8.5 million, subject to post-closing adjustments, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of February 28, 2005, pursuant to the asset purchase agreement, the Company has paid $7.1 million in cash and recorded a current liability of $1.4 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5.3 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

                (in millions)
                Inventories                             $   3.2
                Intangible assets                           5.3
                                                        -------
                   Total purchase price                 $   8.5
                                                        =======

MULTI-YEAR CAPITAL INVESTMENT PLAN. As previously reported, the Company's Board of Directors has authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan is being initiated to support projections for future growth and to integrate operations acquired in recent years. The first phase of this effort will include the construction or acquisition of additional manufacturing facilities in Zdar, Czech and Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005. Based on preliminary estimates received from its contractors, the Company currently anticipates the total cost of this capacity increase to be between $20.0 million and $27.0 million over a three-year period. In addition, the Company also anticipates spending between $10.0 million and $15.0 million over the next three years for equipment related to this expansion of its manufacturing capacity. As of February 28, 2005, the Company had spent $7.0 million in connection with this capital investment plan.

As part of its plans to rationalize its operations in the United States, in August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The transitional work on this consolidation has begun and is expected to continue into the second half of fiscal 2005. To date, in connection with this restructuring, the Company has accrued costs of $0.5 million, consisting primarily of severance payments, of which $0.3 million has been paid as of February 28, 2005. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities, and the remaining accrual balance is expected to be paid in the third quarter of fiscal 2005. All other restructuring costs are expected to be paid during the remainder of fiscal 2005 and in fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued this re-location in the second quarter of fiscal 2005 and estimates it will incur a total of $1.6 million related to this plan. As of February 28, 2005, the Company has accrued costs of $1.0 million related to this re-location, of which $0.3 million has been paid during the first six months of fiscal 2005.

PROJECT OPERATIONAL EXCELLENCE. During the second quarter of fiscal 2005, the Company took additional steps in implementing its previously announced program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed above under "- Multi-Year Capital Investment Plan," restructuring the Company's manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company's production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and establish process excellence.


                                      (30)

                            ARROW INTERNATIONAL, INC.


In connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance, it has engaged Quintiles Consulting, a provider of global consulting services to the medical device, pharmaceutical and biologics industries, to assist its project teams in implementing rigorous compliance procedures that in many respects are expected to exceed those under existing regulatory requirements with the objective of achieving the highest practicable levels of product quality assurance. The Company currently estimates the costs of these efforts will be up to approximately $3.5 million over the remainder of fiscal 2005.

FINANCING ACTIVITIES.
Financing activities provided $3.8 million of net cash in the six months ended February 28, 2005 compared to using $5.0 million in the same prior year period, primarily as a result of an increase in proceeds from stock option exercises due to a higher stock price relative to the average outstanding option exercise prices during the first six months of fiscal 2005.

The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under its share repurchase program. As of February 28, 2005, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) in the six months ended February 28, 2005.

CREDIT FACILITIES.
To provide additional liquidity and flexibility in funding its operations, the Company from time to time borrows amounts under credit facilities and other external sources of financing. At February 28, 2005, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $22.0 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1 and a cash flow coverage ratio of 1.25 to 1 or greater; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At February 28, 2005, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $33.9 million, of which $7.0 million was outstanding as of February 28, 2005.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $3.0 million and $2.2 million during the six months ended February 28, 2005 and February 29, 2004, respectively.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.
A summary of all of the Company's contractual obligations and commercial commitments as of February 28, 2005 were as follows:

                                                                               PAYMENTS DUE
                                                                                    OR
                                                                           COMMITMENT EXPIRATION
                                                                                 BY PERIOD
                                                       ------------------------------------------------------------
CONTRACTUAL OBLIGATIONS AND                                                                                 MORE
COMMERCIAL COMMITMENTS                                                                                      THAN
----------------------                                                 LESS THAN       1 - 3    3 - 5         5
($ IN MILLIONS)                                          TOTAL            1 YEAR       YEARS    YEARS       YEARS
                                                         -----            ------       -----    -----       -----
Current maturities of long-term debt                    $   3.0          $   3.0      $    -    $    -      $    -
Operating leases                                           13.0              4.9         4.7       2.0         1.4
Purchase obligations (1)                                   34.6             34.6           -         -           -
Other long-term obligations                                 0.6                -         0.2       0.1         0.3
Lines of credit (2)                                        29.0             29.0           -         -           -
Standby letters of credit                                   2.1              2.1           -         -           -
                                                        -------          -------      ------    ------      ------

Total cash contractual obligations and
     commercial commitments                             $  82.3          $  73.6      $  4.9    $  2.1      $  1.7
                                                        =======          =======      ======    ======      ======

(1) Includes open purchase orders primarily relating to the purchase of raw materials, equipment and certain consulting and information systems services.
(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.


                                      (31)

                            ARROW INTERNATIONAL, INC.


OUTLOOK.
--------
Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those pursuant to the Company's multi-year capital investment plan and other initiatives related to its Project Operational Excellence discussed above, and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition:

During the course of the second quarter closing process and in conjunction with its review of its internal controls, the Company determined that it had misapplied the accounting treatment related to its shipping terms to U.S. customers and international distributors. The Company does not have written agreements with most customers and, as a result, in most of those cases shipping terms are only specified on the invoice, which states free-on-board, or FOB, plant. While the Company does not pay for shipping in most cases or insure the shipments, its practice has been to credit or replace lost or damaged shipments. During the past few years, amounts in respect of these credits and replacements have been less than 0.05% of sales to customers in the U.S. and to international distributors. Nevertheless, interpretations of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission staff, require that, because of its practice of replacing lost or damaged shipments, the Company's sales to customers in the U.S. and to international distributors are the equivalent of FOB destination orders.

The Company's assessment determined that delivery time to U.S. customers is two business days and, to its international distributors, is seven days for air and truck shipments and 55 days for ocean vessel shipments. By applying the appropriate accounting treatment described above, the amount of sales corresponding to these numbers of days in transit at the end of the quarter must be recognized in the succeeding quarter when the shipments are delivered. As a result, during the second quarter of fiscal 2005, the Company recorded $4.3 million as a reduction to sales and $2.2 million against gross profit, or $0.03 diluted earnings per share. These sales amounts will, however, be recognized in the third quarter of fiscal 2005. While these sales amounts will be recognized in the third quarter of fiscal 2005, a similar amount of days sales would be excluded from the end of the third quarter and the excluded amount would be recognized in the subsequent quarter. Accordingly, the incremental effect on any future quarter would be the difference between the adjustment at the beginning of the quarter and the corresponding adjustment at the end of the quarter. The Company has concluded in accordance with SEC Staff Accounting Bulletin No. 99 that this adjustment is not quantitatively or qualitatively material to warrant any prior period restatement.

The Company's revenue recognition policy is as follows:
Revenue is recognized by the Company at the time its products are delivered and title and risk of loss has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis. The Company offers sales discounts to certain customers based on prior experience with these customers, business needs and regional competition. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. To date, product returns have not been material. The Company's practice is to credit or replace lost or damaged shipments. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time. If necessary, the Company will adjust these estimated reserves, which will impact the amount of net product sales revenue recognized by the Company in the period of the adjustments.

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2004 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than as reported above, there have been no material changes to the critical accounting policies previously identified and described in the Company's 2004 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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


                                      (32)

                            ARROW INTERNATIONAL, INC.


NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that this statement will have on its financial statements.

The FASB issued SFAS No. 123R "Share-Based Payment", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. The Company is currently evaluating the various transitional methods and the impact that this statement will have on its financial statements.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments:

During the six month periods ended February 28, 2005 and February 29, 2004, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 26.8% and 23.9%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly


                                      (33)

                            ARROW INTERNATIONAL, INC.


committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transaction being hedged. The premiums paid on foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of February 28, 2005, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $16.5 million mature at various dates through May 2005. As of February 28, 2005, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

At February 28, 2005, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through May 2005. The following table identifies foreign currency forward contracts to sell foreign currencies at February 28, 2005 and August 31, 2004, as follows:

                                                  February 28, 2005                      August 31, 2004
                                            Notional         Fair Market          Notional          Fair Market
                                            Amounts             Value              Amounts             Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)
     Japanese yen                        $          475     $          479     $             -     $            -
     Canadian dollars                               564                568                   -                  -
     Euro                                        11,609             11,667              14,643             14,603
     Mexican peso                                   708                709               1,379              1,393
     African rand                                   475                512                 445                450
                                         ---------------    ---------------    ----------------    ---------------
                                         $       13,831     $       13,935     $        16,467     $       16,446
                                         ===============    ===============    ================    ===============

At February 28, 2005, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through April 2005. The following table identifies foreign currency forward contracts to buy foreign currencies at February 28, 2005 and August 31, 2004:

                                                  February 28, 2005                      August 31, 2004
                                            Notional         Fair Market          Notional          Fair Market
                                            Amounts             Value              Amounts             Value
                                         ---------------    ---------------    ----------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)
Czech koruna                             $        2,433     $        2,451     $         3,031     $        2,996
Euro                                                  -                  -               7,305              7,306
Mexican peso                                        218                218                 703                702
                                         ---------------    ---------------    ----------------    ---------------
                                         $        2,651     $        2,669     $        11,039     $       11,004
                                         ===============    ===============    ================    ===============


                                      (34)

                            ARROW INTERNATIONAL, INC.


From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement as approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income / (expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. During the three and six months periods ended February 28, 2005 and February 29, 2004, the Company did not recognize any time value losses nor did it recognize any intrinsic value losses against cost of sales. At February 28, 2005, the Company had an unrealized holding loss of less than $0.1 million related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at February 28, 2005 and August 31, 2004.


Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of February 28, 2005. In preparing its financial statements for the second quarter of fiscal 2005, the Company determined that it had misapplied the accounting treatment related to its shipping terms to U.S. customers and international distributors, and, as described in Item 2 of this report under "Critical Accounting Policies and Estimates", has now applied the appropriate accounting treatment for this item and adjusted its net sales and gross profit for the second quarter of fiscal 2005 accordingly in order to rectify the misapplication. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that, after giving effect to its application of the appropriate accounting treatment noted above, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Except as stated above, there have been no significant changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended February 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                      (35)

                            ARROW INTERNATIONAL, INC.


PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders.

         (a) The Company held its annual meeting of shareholders on January 19, 2005.
         (b) At the annual meeting, the following matters were voted upon: (i) the election of three directors (in connection with which (A) proxies were solicited pursuant to Regulation 14D under the Securities Exchange Act of 1934,
         (B) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (C) all such nominees were elected); and
         (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the current fiscal year.

         With respect to the election of directors, votes were cast as follows:

                                                  Carl G. Anderson, Jr.
                                                  ---------------------
              Votes for                                    37,884,681
              Withheld                                      4,301,735


                                                        John E. Gurski
                                                        --------------
              Votes for                                    40,223,035
              Withheld                                      1,963,381

                                                   Marlin Miller, Jr.
                                                   ------------------
              Votes for                                    35,974,049
              Withheld                                      6,212,367

          With respect to the other matter, votes were cast as follows:

                                          Ratification of the Appointment
                               of Independent Registered Public Accounting Firm
                               ------------------------------------------------
              Votes for                                    41,841,597
              Votes against                                   335,900
              Abstentions                                       8,919

              There were no broker non-votes in respect of these matters.


Item 5.       Other Information

As announced on April 7, 2005, the Company's Board of Directors unanimously voted to discontinue the development, sales and marketing programs related to its LionHeart LVAS.

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal year 2005. As a result, the Company made a provision in its second fiscal quarter of $2.1 million for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in the second fiscal quarter ended February 28, 2005 its remaining investment in the LionHeart program, which included $2.8 million in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second quarter by an outside consulting firm which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter related to the LionHeart was $4.9 million, of which $4.6 million was recorded to cost of sales and $0.3 million to research and development expenses.


Item 6.       Exhibits and reports on Form 8-K

              (a)    Exhibits

                     See Exhibit Index on page 39 for a list of the Exhibits filed as a part of this report.

              (b)    Reports on Form 8-K


                       o    Current Report on Form 8-K, dated December 3, 2004,
                               reporting under Item 8.01. Other Events, announcing the Company's voluntary nationwide recall of all its NeoCare(R) 1.9 FR Peripherally Inserted Central Catheters.

                       o    Current Report on Form 8-K, dated December 20, 2004,
                               reporting under Item 2.02. Results of Operations and Financial Condition, announcing the Company's first quarter fiscal 2005 earnings.


                                      (36)

                            ARROW INTERNATIONAL, INC.


                       o    Current Report on Form 8-K, dated January 10, 2005,
                               reporting under Item 2.02. Results of Operations and Financial Condition, announcing the Company first quarter fiscal 2005 earnings on Form 10-Q.

                       o    Current Report on Form 8-K, dated January 19, 2005,
                               reporting under Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, announcing the Company's 2005 Annual Meeting of Shareholders and the re-election of Carl G. Anderson, Jr., John E. Gurski and Marlin Miller, Jr. as Directors of the Company and the election of Carl G. Anderson, Jr. to the additional office of President of the Company.

                       o    Current Report on Form 8-K, dated March 21, 2005,
                               reporting under Item 2.02. Results of Operations and Financial Condition, announcing the Company's preliminary second quarter fiscal 2005 earnings.

                       o    Current Report on Form 8-K, dated April 6, 2005,
                               reporting under Item 2.02. Results of Operations and Financial Condition and Item 8.01. Other Events, announcing the Company's Board of Directors' decision to discontinue the development, sales and marketing programs related to its LionHeart LVAS.


                                      (37)

                            ARROW INTERNATIONAL, INC.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARROW INTERNATIONAL, INC.
                                              (Registrant)

Date:  April 14, 2005           By:     /S/ Frederick J. Hirt
                                   --------------------------------------------
                                               (signature)

                                        Frederick J. Hirt
                                        Chief Financial Officer and
                                        Senior Vice President of Finance
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)


                                      (38)

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


                                      (39)