Form 10-Q
period 2005-05-31
ARROW INTERNATIONAL INC
filed 2005-07-11
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q


        (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                   For the quarterly period ended May 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act) Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Shares outstanding at July 1, 2005
         ---------                          ----------------------------------

 Common Stock, No Par Value                              44,584,837


                                   ARROW INTERNATIONAL, INC.

                                        Form 10-Q Index


                                                                                         Page
                                                                                         ----
PART I.       FINANCIAL INFORMATION

              Item 1.  Financial Statements (unaudited)

                         Consolidated Balance Sheets at May 31, 2005
                         and August 31, 2004                                              3-4

                         Consolidated Statements of Income                                5-6

                         Consolidated Statements of Cash Flows                            7-8

                         Consolidated Statements of Comprehensive Income                    9

                         Notes to Consolidated Financial Statements                   10 - 22

              Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          23 - 34

              Item 3.  Quantitative and Qualitative Disclosures
                         About Market Risk                                            34 - 35

              Item 4.  Controls and Procedures                                        35 - 36

PART II.      OTHER INFORMATION

              Item 5.  Other Information                                                   36

              Item 6.  Exhibits                                                            36


Signature                                                                                  37

Exhibit Index                                                                              38

Certifications                                                                        39 - 42

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                               May 31,             August 31,
                                                2005                  2004
                                          -----------------     ----------------

ASSETS
Current assets:
   Cash and cash equivalents              $        109,370      $        94,176
   Accounts receivable, net                         88,438               83,918
   Inventories                                     100,439               96,084
   Prepaid expenses and other                       11,541                7,336
   Deferred income taxes                             8,639                8,562
                                          -----------------     ----------------
      Total current assets                         318,427              290,076
                                          -----------------     ----------------

Property, plant and equipment                      322,401              302,978

Less accumulated depreciation                     (175,886)            (166,000)
Property, plant and equipment
   held for sale, net                                1,499                    -
                                          -----------------     ----------------
                                                   148,014              136,978
                                          -----------------     ----------------

Goodwill                                            42,761               42,698
Intangible assets, net                              42,757               40,440
Other assets                                        10,241                9,889
Prepaid pension costs                               32,107               29,127
                                          -----------------     ----------------
   Total other assets                              127,866              122,154
                                          -----------------     ----------------

   Total assets                           $        594,307      $       549,208
                                          =================     ================




           See accompanying notes to consolidated financial statements

                                    Continued


                                  ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS, Continued

                            (In thousands, except share amounts)
                                         (Unaudited)


                                                      May 31,                August 31,
                                                       2005                     2004
                                                -------------------     -------------------
LIABILITIES

Current liabilities:
   Current maturities of long-term debt         $            1,084      $            3,036
   Notes payable                                            26,205                  26,020
   Accounts payable                                         17,011                  14,791
   Cash overdrafts                                             780                   1,136
   Accrued liabilities                                      14,380                  12,513
   Accrued dividends                                         6,686                   3,940
   Accrued compensation                                     12,471                  14,171
   Accrued income taxes                                        732                   4,867
                                                -------------------     -------------------
   Total current liabilities                                79,349                  80,474
                                                -------------------     -------------------

Accrued post-retirement benefit obligations                 17,338                  15,327

Deferred income taxes                                       13,835                   7,076

Commitments and contingencies

SHAREHOLDERS' EQUITY


Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                  -                       -

Common stock, no par value;
    100,000,000 shares authorized;
    52,957,626 shares issued                                45,661                  45,661

Additional paid-in capital                                  26,536                  12,771
Retained earnings                                          460,834                 443,676

      Less treasury stock at cost:
          8,384,706 and 9,182,802 shares,
          respectively                                     (55,023)                (60,261)
Accumulated other comprehensive income
   (expense)                                                 5,777                   4,484
                                                -------------------     -------------------
      Total shareholders' equity                           483,785                 446,331
                                                -------------------     -------------------
      Total liabilities and
         shareholders' equity                   $          594,307      $          549,208
                                                ===================     ===================

                 See accompanying notes to consolidated financial statements


                                        ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME

                            (In thousands, except share and per share amounts)
                                               (Unaudited)


                                                                 For the three months ended
                                                      --------------------------------------------------
                                                              May 31,                    May 31,
                                                               2005                       2004
                                                      ------------------------    ----------------------
Net sales                                              $              118,070      $            108,779
Cost of goods sold                                                     57,416                    56,249
                                                      ------------------------    ----------------------
     Gross profit                                                      60,654                    52,530
                                                      ------------------------    ----------------------

Operating expenses:
     Research and development                                           6,623                     8,201
     Selling, general and administrative                               29,856                    27,068
     Restructuring charge                                                 450                         -
                                                      ------------------------    ----------------------
     Operating income                                                  23,725                    17,261
                                                      ------------------------    ----------------------
Other expenses (income):
     Interest expense, net of amount capitalized                          151                       287
     Interest income                                                     (424)                     (334)
     Other, net                                                           540                        45
                                                      ------------------------    ----------------------

     Other expenses (income), net                                         267                        (2)
                                                      ------------------------    ----------------------
Income before income taxes                                             23,458                    17,263
Provision for income taxes                                              7,624                     5,611
                                                      ------------------------    ----------------------

        Net income                                     $               15,834      $             11,652
                                                      ========================    ======================

Basic earnings per common share                        $                 0.36      $               0.26
                                                      ========================    ======================
Diluted earnings per common share                      $                 0.35      $               0.26
                                                      ========================    ======================
Cash dividends per common share                        $                 0.15      $               0.09
                                                      ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                             44,547,625                43,634,448
                                                      ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                             45,277,233                44,474,481
                                                      ========================    ======================

                     See accompanying notes to consolidated financial statements


                                        ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF INCOME

                            (In thousands, except share and per share amounts)
                                               (Unaudited)


                                                                  For the nine months ended
                                                      --------------------------------------------------
                                                               May 31,                    May 31,
                                                                2005                       2004
                                                      ------------------------    ----------------------
Net sales                                             $               340,004      $            320,174
Cost of goods sold                                                    172,227                   155,644
                                                      ------------------------    ----------------------
     Gross profit                                                     167,777                   164,530
                                                      ------------------------    ----------------------

Operating expenses:
     Research and development                                          21,668                    21,428
     Selling, general and administrative                               94,123                    81,254
     Restructuring charge                                               1,771                         -
                                                      ------------------------    ----------------------
     Operating income                                                  50,215                    61,848
                                                      ------------------------    ----------------------
Other (income) expenses:
     Interest expense, net of amount capitalized                          459                       888
     Interest income                                                     (929)                     (631)
     Other, net                                                           266                        59
                                                      ------------------------    ----------------------
     Other (income) expenses, net                                        (204)                      316
                                                      ------------------------    ----------------------
Income before income taxes                                             50,419                    61,532
Provision for income taxes                                             15,948                    19,998
                                                      ------------------------    ----------------------

        Net income                                    $                34,471     $              41,534
                                                      ========================    ======================

Basic earnings per common share                       $                  0.78     $                0.95
                                                      ========================    ======================
Diluted earnings per common share                     $                  0.77     $                0.94
                                                      ========================    ======================
Cash dividends per common share                       $                  0.39     $                0.26
                                                      ========================    ======================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                             44,200,234                43,494,449
                                                      ========================    ======================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                             44,939,308                44,220,664
                                                      ========================    ======================

                     See accompanying notes to consolidated financial statements


                                                   ARROW INTERNATIONAL, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                          (Unaudited)


                                                                                         For the nine months ended
                                                                               ----------------------------------------------
                                                                                     May 31,                    May 31,
                                                                                      2005                       2004
                                                                               --------------------        ------------------
Cash flows from operating activities:
      Net income                                                               $            34,471         $          41,534
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                                          14,855                    14,072
      Amortization                                                                           4,161                     3,620
      Abandonment of facility expansion plan                                                     -                     1,658
      Deferred income taxes                                                                  6,675                    (1,829)
      401(K) plan stock contribution                                                           664                       616
      Early Retirement Plan stock option charge                                              1,126                         -
      LionHeart(TM) charges                                                                  4,903                     3,698
      Loss (gain) on sale of property, plant and equipment                                     319                       295
      Increase (decrease) in provision for postretirement
         benefit obligation                                                                  2,011                     1,349
      (Increase) decrease in prepaid pension costs
                                                                                            (2,980)                    2,038
      Non-qualified stock option tax benefit                                                 3,814                         -
Changes in operating assets and liabilities, net of effects from acquisitions
      Accounts receivable, net                                                              (3,704)                    1,673
      Inventories                                                                           (3,277)                   (6,341)
      Prepaid expenses and other                                                            (4,078)                    5,483
      Accounts payable and accrued liabilities                                               1,499                    (3,069)
      Accrued compensation                                                                  (1,747)                      188
      Accrued income taxes                                                                  (4,196)                      661
                                                                               --------------------        ------------------
      Total adjustments                                                                     20,045                    24,112
                                                                               --------------------        ------------------
      Net cash provided by operating activities                                             54,516                    65,646
Cash flows from investing activities:
      Capital expenditures                                                                 (26,583)                  (18,463)
      Proceeds from sale of property, plant and equipment                                       19                       615
      (Increase) decrease in intangible and other assets                                    (1,242)                   (5,492)
      Cash paid for business acquired                                                       (7,148)                        -
                                                                               --------------------        ------------------
      Net cash used in investing activities                                                (34,954)                  (23,340)

Cash flows from financing activities:
      (Decrease) increase in notes payable                                                    (611)                     (217)
      Principal payments of long-term debt                                                  (1,925)                     (300)
      Reduction of current maturities of long-term debt                                        (28)                     (614)
      (Decrease) increase in book overdrafts                                                  (357)                     (188)
      Dividends paid                                                                       (14,568)                  (10,859)
      Proceeds from stock options exercised                                                 13,399                     5,570
                                                                               --------------------        ------------------
      Net cash used in financing activities                                                 (4,090)                   (6,608)
Effect of exchange rate changes on cash and cash equivalents                                  (278)                    1,010

Net change in cash and cash equivalents                                                     15,194                    36,708
Cash and cash equivalents at beginning of year                                              94,176                    46,975
                                                                               --------------------        ------------------
Cash and cash equivalents at end of period                                     $           109,370         $          83,683
                                                                               ====================        ==================


                                  See accompanying notes to consolidated financial statements
                                                           Continued


                                              ARROW INTERNATIONAL, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                   (In thousands)
                                                     (Unaudited)


                                                                            For the nine months ended
                                                               ----------------------------------------------------
                                                                      May 31,                      May 31,
                                                                       2005                          2004
                                                               ----------------------       -----------------------
Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

   Estimated fair value of assets acquired                     $               8,686        $                    -
   Liabilities assumed                                                         1,538                             -
                                                               ----------------------       -----------------------
   Cash paid for assets                                        $               7,148        $
                                                               ======================       =======================


   Cash paid for business acquired:

      Working capital                                          $               3,222        $                    -
      Intangible assets                                                        5,464                             -
      Accrual for additional payments owed                                    (1,538)                            -
                                                               ----------------------       -----------------------
                                                               $               7,148        $

   Treasury Stock issued for 401(k) plan contribution          $                 664        $                  616
                                                               ======================       =======================

   Intangible assets acquired by issuing treasury stock        $                   -        $                  530
                                                               ======================       =======================

   Dividends declared but not paid                             $               6,686        $                3,932
                                                               ======================       =======================


                             See accompanying notes to consolidated financial statements


                                           ARROW INTERNATIONAL, INC.
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (In thousands)
                                                  (Unaudited)


                                                                             For the three months ended
                                                                       ---------------------------------------
                                                                            May 31,              May 31,
                                                                              2005                 2004
                                                                       -----------------    ------------------
Net income                                                             $         15,834     $          11,652

Other comprehensive income (expense):

Currency translation adjustments                                                 (5,812)                 (439)
Unrealized holding gain on foreign currency
   option contracts, net of tax ($13 and $0, respectively)                           41                     -
                                                                       -----------------    ------------------
Other comprehensive income (expense)                                             (5,771)                 (439)
                                                                       -----------------    ------------------
Total comprehensive income                                             $         10,063     $          11,213
                                                                       =================    ==================



                                                                             For the nine months ended
                                                                       ---------------------------------------
                                                                            May 31,              May 31,
                                                                              2005                 2004
                                                                       -----------------    ------------------
Net income                                                             $         34,471     $          41,534
Other comprehensive income (expense):
Currency translation adjustments                                                  1,293                 5,368
Unrealized holding gain on foreign currency
    option contracts                                                                  -                     -
                                                                       -----------------    ------------------
Other comprehensive income (expense)                                              1,293                 5,368
                                                                       -----------------    ------------------
Total comprehensive income                                             $         35,764      $         46,902
                                                                       =================    ==================


                          See accompanying notes to consolidated financial statements

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the consolidated financial position, results of operations, cash flows and comprehensive income of Arrow International, Inc. (the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2004.


Note 2 - Accounting Policies:

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

Had compensation expense for stock options granted in fiscal 2005 and 2004 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended May 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below:

                                               For the three months ended                       For the nine months ended
                                        ---------------------------------------      ---------------------------------------
                                             May 31,              May 31,                 May 31,              May 31,
                                              2005                  2004                   2005                 2004
                                        ------------------    -----------------      -----------------    ------------------
Net income applicable to common
shareholders
As reported                             $          15,834     $         11,652       $         34,471     $          41,534
Add: Stock - based employee
compensation expense included in
reported net income, net of related
tax effects                                             -                    -                    771                     -
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects                   (436)                (430)                (1,231)               (1,351)
                                        ------------------    -----------------      -----------------    ------------------
Pro forma                               $          15,398     $         11,222       $         34,011     $          40,183
                                        ==================    =================      =================    ==================

Basic earnings per common share
As reported                             $            0.36     $           0.26       $           0.78     $            0.95
Pro forma                               $            0.35     $           0.26       $           0.77     $            0.92

Diluted earnings per common share
As reported                             $            0.35     $           0.26       $           0.77     $            0.94
Pro forma                               $            0.34     $           0.26       $           0.76     $            0.91

The information provided in the table above includes the impact of both vested and nonvested options.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. The Company relies on prior payment trends while giving consideration to other criteria such as political risk, financial status and other factors to

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 2 - Accounting Policies (continued):

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

The following are the changes in the allowance for doubtful accounts for the three and nine months ended May 31, 2005 and 2004:

                                                    For the three months ended
                                         -----------------------------------------------
                                               May 31,                    May 31,
                                                 2005                       2004
                                         ---------------------     ---------------------
       Balance at February 28,           $              1,842       $             1,855
       Net additions (recoveries)                          90                       139
       Write-offs                                          (2)                     (383)
                                         ---------------------     ---------------------
       Balance at May 31                 $              1,930       $             1,611
                                         =====================     =====================


                                                     For the nine months ended
                                         -----------------------------------------------
                                               May 31,                    May 31,
                                                 2005                       2004
                                         ---------------------     ---------------------
       Balance at September 1            $              2,198       $             1,112
       Net additions (recoveries)                         561                     1,014
       Write-offs                                        (829)                     (515)
                                         ---------------------     ---------------------
       Balance at May 31                 $              1,930       $             1,611
                                         =====================     =====================

Revenue Recognition:

During the course of the second quarter closing process and in conjunction with its review of its internal controls, the Company determined that it had misapplied the accounting treatment related to its shipping terms to U.S. customers and international distributors. The Company does not have written agreements with most customers and, as a result, in most of those cases, shipping terms are only specified on the invoice, which states free-on-board, or FOB, plant. While the Company does not pay for shipping in most cases or insure the shipments, its practice has been to credit or replace lost or damaged shipments. During the past few years, amounts in respect of these credits and replacements have been less than 0.05% of sales to customers in the U.S. and to international distributors. Nevertheless, interpretations of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission, or the SEC, staff require that, because of its practice of replacing lost or damaged shipments, the Company's sales to customers in the U.S. and to international distributors are the equivalent of FOB destination orders.

The Company's assessment determined that delivery time to U.S. customers is two business days and, to its international distributors, seven days for air and truck shipments and 55 days for ocean vessel shipments. By applying the appropriate accounting treatment as described above, the amount of sales corresponding to these numbers of days in transit at the end of the quarter must be recognized in the succeeding quarter when the shipments are delivered. As a result, during the second quarter of fiscal 2005, the Company recorded $4,279 as a reduction to sales and $2,225 against gross profit, or $0.03 diluted earnings per share. These sales amounts, however, were recognized in the third quarter of fiscal 2005. While these sales amounts were recognized in the third quarter of fiscal 2005, a similar amount of days sales would be excluded from the end of the fourth quarter and the excluded amount would be recognized in the subsequent quarter. Accordingly, the incremental effect on any future quarter would be the difference between the adjustment at the beginning of the quarter and the corresponding adjustment at the end of the quarter. The Company has concluded in accordance with SEC Staff Accounting Bulletin No. 99 that this adjustment was not quantitatively or qualitatively material to warrant any prior period restatement.

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 2 - Accounting Policies (continued):

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

The FASB issued SFAS No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. The Company is continuing to evaluate the various transitional methods and the impact that this statement will have on its financial statements.

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No.3" in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior periods financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

Certain prior period information has been reclassified for comparative purposes.

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

The Company is currently a defendant in a lawsuit in which the plaintiff alleges that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until later in calendar 2005, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patent and that, consequently, it has meritorious legal defenses with respect to this action.

The Company is currently a plaintiff in a patent infringement lawsuit in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of two patents covering the PTD, is also a plaintiff and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these two patents.

The Company is currently in negotiations for the possible settlement of a claim for indemnification, for which no lawsuit has yet been filed, in connection with its prior disposition of a business. The Company estimates the amount of such a settlement, were one to be entered into, to be approximately $2,000. Certain key terms of this possible settlement have not yet been resolved. As a result, in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," the Company is disclosing, but has not yet made an accrual for, this contingency.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.


Note 4 - Inventories:

Inventories are summarized as follows:

                                  May 31,                August 31,
                                   2005                     2004
                             ------------------      -------------------
Finished goods                      $ 28,553                  $29,036
Semi-finished goods                   26,370                   26,126
Work-in-process                       14,322                    9,493
Raw Materials                         31,194                   31,429
                             ------------------      -------------------
                                   $ 100,439                  $96,084
                             ==================      ===================


Note 5 - Segment Reporting:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires the reporting of certain financial information for each operating segment. The Company has one operating segment as defined in this standard based on the fact that its various business components do not possess the defined characteristics that would meet the standard's definition of operating segments. For instance, the Company's current management structure is designed to operate the business as a whole, with no divisional responsibilities. Therefore, the Company continues to operate as a single operating segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 5 - Segment Reporting (Continued):

The following table provides quarterly information about the Company's sales by product category:

                                                     Quarter ended                            Quarter ended
                                                     May 31, 2005                             May 31, 2004
                                          ------------------------------------     ------------------------------------
                                             Critical            Cardiac               Critical            Cardiac
                                               Care                Care                  Care                Care
                                          ----------------   -----------------     -----------------    ---------------
    Sales to external customers           $        99,200    $          18,900     $          93,000    $        15,800

The following tables present quarterly information about geographic areas:

                                                            Quarter ended May 31, 2005
                              --------------------------------------------------------------------------------------
                                  United        Asia and                             Other
                                  States         Africa            Europe           Foreign          Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to external            $      71,200   $      16,200    $       24,100    $      6,600    $           118,100
      customers

                                                            Quarter ended May 31, 2004
                              --------------------------------------------------------------------------------------
                                  United        Asia and                             Other
                                  States         Africa            Europe           Foreign          Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to external            $      70,200   $      13,800    $       19,200    $      5,600    $           108,800
      customers

The following table provides year-to-date information about the Company's sales by product category:

                                                   Nine Months ended                         Nine Months ended
                                                     May 31, 2005                              May 31, 2004
                                          ------------------------------------     --------------------------------------
                                             Critical            Cardiac               Critical             Cardiac
                                               Care                Care                  Care                 Care
                                          ----------------   -----------------     -----------------    -----------------
    Sales to external customers           $        288,400   $          51,600     $         274,000    $          46,200

The following tables present year-to-date information about geographic areas:

                                                          Nine Months ended May 31, 2005
                              --------------------------------------------------------------------------------------
                                  United        Asia and                             Other
                                  States         Africa            Europe           Foreign          Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to external            $     207,800   $      49,300    $       63,900    $     19,000    $           340,000
      customers

                                                          Nine Months ended May 31, 2004
                              --------------------------------------------------------------------------------------
                                  United        Asia and                             Other
                                  States         Africa            Europe           Foreign          Consolidated
                              -------------   -------------    --------------    ------------    -------------------
 Sales to external            $     207,600   $      44,300    $       51,800    $     16,500    $           320,200
      customers

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 6 - LionHeart(TM) Charges

As announced on April 7, 2005, the Company's Board of Directors decided to discontinue the development, sales and marketing programs related to its LionHeart Left Ventricular Assist System (LVAS).

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal year 2005. As a result, the Company made a provision in its second fiscal quarter of $2,079 for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in the second fiscal quarter ended February 28, 2005 its remaining investment in the LionHeart program, which included $2,824 in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second quarter, which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter related to the LionHeart was $4,903, of which $4,562 was recorded to cost of sales and $341 to research and development expenses.

The Company incurred charges in the third quarter of fiscal 2004 totaling $3,698 resulting from its decision on April 15, 2004 to delay commencement of the Arrow LionHeart Phase II U.S. clinical trials. The charges consisted primarily of an inventory write-off of $3,140 recorded to cost of goods sold for certain LionHeart components that became obsolete with the Company's decision not to proceed with the clinical trials using the first generation LionHeart power system and controller. The other charge was for a LionHeart manufacturing equipment write-off of $558 recorded to selling, general and administrative expenses.


Note 7 - Business Acquisition:

In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. (ABM), for a total purchase price of approximately $8,686, subject to post-closing adjustments, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of May 31, 2005, pursuant to the asset purchase agreement, the Company has paid $7,148 in cash and recorded a current liability of $1,538 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5,464, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge, or $990 against net income, for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Inventories                                   $   3,222
        Intangible assets                                 5,464
                                                      ---------
           Total purchase price                       $   8,686
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

The Company follows the provisions of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the three and nine months ended May 31, 2005 and May 31, 2004, respectively.

In the three months ended May 31, 2005 and May 31, 2004, the Company granted zero and 10,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share was $25.00 for the options granted in the three months ended May 31, 2004. During the nine months ended May 31, 2005 and May 31, 2004, the Company granted 165,000 and 1,250,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $29.08 to $30.60 for the options granted during the nine months ended May 31, 2005, and $25.00 to $25.80 for the options granted in the same period in fiscal 2004. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over either four or five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

In the first nine months of fiscal 2005 and 2004, the Company granted 27,000 options to its directors to purchase shares of the Company's common stock pursuant to the Directors' Plan. The exercise price per share for the 2005 and 2004 awards was $30.60 and $26.42, respectively, which was equal to the fair market value of the common stock of the Company on the respective dates that the options were granted. These options expire ten years from the grant date. The options vest fully one year from the grant date and, once vested, are exercisable at any time.

Stock option activity for the three and nine month periods ended May 31, 2005 and 2004 is summarized in the tables below:

                                                                       For the three months ended
                                              -----------------------------------------------------------------------------
                                                           May 31, 2005                            May 31, 2004
                                              ---------------------------------------    ----------------------------------
                                                                       Weighted                               Weighted
                                                                       Average                                 Average
                                                                       Exercise                               Exercise
                                                  Shares                Price               Shares              Price
                                              ----------------    -------------------    --------------    ----------------
Outstanding at March 1                              2,511,928           $22.16               3,284,852         $20.19
Granted                                                     -             -                     10,000         $25.00
Exercised                                             (74,740)          $18.48                (100,225)        $15.54
Terminated                                            (24,144)          $23.48                 (31,840)        $19.48
                                              ----------------                           --------------

Outstanding at May 31                               2,413,044           $22.27               3,162,787         $20.36
                                              ================                           ==============

Exercisable at  May 31                              1,153,966           $19.59               1,271,292         $16.45

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 8 - Stock Option Plans (continued):

                                                                       For the nine months ended
                                              -----------------------------------------------------------------------------
                                                           May 31, 2005                            May 31, 2004
                                              ---------------------------------------    ----------------------------------
                                                                       Weighted                               Weighted
                                                                       Average                                 Average
                                                                       Exercise                               Exercise
                                                  Shares                Price               Shares              Price
                                              ----------------    -------------------    --------------    ----------------
Outstanding at September 1                           3,084,152          $20.49                2,318,260        $16.81

Granted                                                192,000          $30.48                1,277,000        $25.81
Exercised                                             (776,574)         $17.25                 (364,003)       $15.24
Terminated                                             (86,534)         $22.27                  (68,470)       $19.04
                                              ----------------                           --------------

Outstanding at May 31                               2,413,044           $22.27               3,162,787         $20.36
                                              ================                           ==============

Exercisable at  May 31                              1,153,966           $19.59               1,271,292         $16.45

Stock options outstanding at May 31, 2005 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average              Average                            Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices             Outstanding       Contractual Life           Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50                301,950              3.70                $14.98            301,950           $14.98
     $17.51 - $21.47                832,279              5.93                $19.01            560,487           $19.04
     $21.48 - $26.42              1,086,815              8.31                $25.33            291,529           $25.41
     $26.43 - $30.60                192,000              9.57                $30.48                  -                -

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

The per share weighted average value of stock options granted in the first nine months of fiscal 2005 and 2004 was $5.68 and $5.39, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumptions:
                                      May 31, 2005        May 31, 2004
                                    ----------------    ----------------
  Risk-free interest rate                    2.90%               2.79%
  Dividend yield                             1.68%               1.44%
  Volatility factor                         22.75%              20.93%
  Expected lives                           5 years             4 years

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 9 - Warranty

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of May 31, 2005 and May 31, 2004, the Company's total estimated product warranty obligation was $657 and $1,245, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in warranty obligation for the nine months ended May 31, 2005 is as follows:

                                              For the Nine Months Ended
                                         ------------------------------------
                                            May 31, 2005       May 31, 2004
                                         ----------------    ----------------
         Balance as of September 1       $            740    $            427
         Additional warranties issued                 802               1,641
         Expenditures / Expirations                  (885)               (823)
                                         ----------------    ----------------
         Balance as of May 31            $            657    $          1,245
                                         ================    ================


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

During fiscal 2005, the Company has recorded $1,918 related to pension and $814 related to other post-retirement benefits related to the early retirement program, which are not included in the net periodic benefit costs below. These charges to expense and credit to prepaid pension and accrued postretirement benefit obligations resulted from the Company's waiver in connection with the early retirement program of the normal discount that customarily would have applied to a participant's benefits if the participant had otherwise elected to retire prior to his/her normal retirement date.

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 10 - Retirement Benefits (continued):

The following summarizes the components of the net periodic benefit costs:

                                              Pension Benefits                                     Other Benefits
                               ------------------------------------------------   -------------------------------------------------
                                For the Three Months      For the Nine Months       For the Three Months      For the Nine Months
                                       Ended                     Ended                     Ended                     Ended
                               ----------------------    ----------------------   -----------------------    ----------------------
                                May 31,      May 31,      May 31,      May 31,     May 31,      May 31,       May 31,      May 31,
                                 2005         2004         2005         2004        2005         2004          2005         2004
                               ---------    ---------    ---------    ---------   ---------    ---------     ---------    ---------
Service cost                   $   1,016    $     916    $   3,566    $   2,560   $      92    $      74     $     291    $     280
Interest cost                      1,384        1,397        5,325        3,826         237          223           721          643
Expected return on plan
   assets                         (1,780)      (1,763)      (6,985)      (5,170)          -            -             -            -
Amortization of prior service
   costs                             227          303        1,154          759          (3)         (38)          (46)         (80)
Amortization of transition
   obligation (asset)                (25)         (27)        (130)         (80)         12           12            37           37
Amortization of net actuarial
  (gain) loss                        339          199        1,189          625          27           35           105          141
Plan acquisition differential          -           38            -          113           -           (7)          (14)         (22)
                               ---------    ---------    ---------    ---------   ---------    ---------     ---------    ---------
  Net periodic (benefit) cost  $   1,161    $   1,063    $   4,119    $   2,633   $     365    $     299     $   1,094    $     999
                               =========    =========    =========    =========   =========    =========     =========    =========

Note 11 - Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps are part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. The transitional work on the consolidation has begun and the consolidation is expected to continue into the first half of fiscal 2006. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities and the remaining accrual balance is expected to be paid later in fiscal 2006. All other restructuring costs are expected to be paid over the remainder of fiscal 2005 and fiscal 2006. Restructuring charges related to this manufacturing realignment are summarized in the table below:

                                                                Actual Costs Expensed
                                              -------------------------------------------------------------------
                                                 For the                       For the
                                Estimate of       Twelve                        Three                  Costs
                                   Total          Months       For the Six      Months              expensed but
                                 Expected         Ended       Months Ended      Ended      Total    not yet paid
                               Restructuring    August 31,     February 28,     May 31,     to       as of May
                                  Charges          2004           2005           2005      Date       31, 2005
                                  -------          ----           ----           ----      ----       --------
Severance and related
   expenses                       $   712          $208           $258           $246      $712       $     87
Property, plant and
   equipment carrying
   cost and costs of
   disposal                            32             -             48              -        48              -
Other, including
   equipment and
   inventory moving costs,
   employee relocation
   costs, and external
   consulting fees                    112             -             19             93       112              -
                                  -------          ----           ----           ----      ----       --------
Total restructuring
   charges                        $   856          $208           $325           $339      $872       $     87
                                  =======          ====           ====           ====      ====       ========

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 11 - Restructuring Charges (continued):

The Company has segregated its San Antonio, Texas facility and related equipment as held for sale on the Company's Balance Sheet as of May 31, 2005.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation in the third quarter of fiscal 2005 and expects to complete the relocation and related logistics by the end of fiscal 2006, at an estimated total cost of $1,629. Restructuring charges related to this distribution center relocation and related logistics are summarized below:

                                                                Actual Costs Expensed
                                              -------------------------------------------------------------------
                                                 For the                       For the
                                Estimate of       Twelve                        Three                  Costs
                                   Total          Months       For the Six      Months              expensed but
                                 Expected         Ended       Months Ended      Ended      Total    not yet paid
                               Restructuring    August 31,     February 28,     May 31,     to       as of May
                                  Charges          2004           2005           2005      Date       31, 2005
                                  -------          ----           ----           ----      ----       --------
Severance and related
   expenses                       $   932             -           $618           $  -     $  618      $    464
Lease termination costs               254             -            227              -        227           182
Property, plant and
  equipment carrying
  cost and costs of disposal           91             -              -             23         23             -
Other, including
  equipment and
  inventory moving costs,
  employee relocation costs,
  and external consulting fees        352             -            151             88        239             -
                                  -------          ----           ----           ----     ------      --------
Total restructuring
   charges                        $ 1,629             -           $996           $111     $1,107      $    646
                                  =======          ====           ====           ====     ======      ========

Note 12 - Earnings Per Share

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three and nine months ended May 31, 2005 and 2004.

                                                                          For the Three           For the Three
                                                                           Months Ended            Months ended
                                                                             May 31,                 May 31,
                                                                               2005                    2004
                                                                       ---------------------    -------------------
Net income                                                                          $15,834                $11,652

Weighted average common shares outstanding                                           44,548                 43,634

Incremental common shares issuable: stock options and awards                            729                    840
                                                                       ---------------------    -------------------

Weighted average common shares outstanding assuming dilution                         45,277                 44,474
                                                                       =====================    ===================

Basic earnings per common share                                                       $0.36                  $0.26
                                                                       =====================    ===================

Diluted earnings per common share                                                     $0.35                  $0.26
                                                                       =====================    ===================

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 12 - Earnings Per Share (continued):

                                                                           For the Nine            For the Nine
                                                                           Months Ended            Months ended
                                                                             May 31,                 May 31,
                                                                               2005                    2004
                                                                       ---------------------    -------------------
Net income                                                                         $34,471                $41,534

Weighted average common shares outstanding                                          44,200                 43,494

Incremental common shares issuable: stock options and awards                           739                    727
                                                                       ---------------------    -------------------

Weighted average common shares outstanding assuming dilution                        44,939                 44,221
                                                                       =====================    ===================

Basic earnings per common share                                                      $0.78                  $0.95
                                                                       =====================    ===================

Diluted earnings per common share                                                    $0.77                  $0.94
                                                                       =====================    ===================

All stock options outstanding to purchase shares of common stock were included in the computation of earnings per share assuming dilution because the option exercise prices were less than the average market price of the Company's common stock at May 31, 2005 and May 31, 2004, respectively.


Note 13 - Product Recall

As previously reported, on December 3, 2004, the Company announced a voluntary nationwide recall of all of its NeoPICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NeoCare product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the U.S. Food and Drug Administration, or the FDA, in conducting the voluntary recall. As of July 7, 2005, the Company had not received any product liability claims in connection with the product recall.

The Company sent recall notices to approximately 800 hospitals and 16 dealers. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $500, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of May 31, 2005, the Company had issued sales credits totaling the full $500 and does not anticipate the need to issue any additional credits.

As part of its previously announced plans to rationalize its global manufacturing and logistics operations, the Company decided to accelerate the integration of the NeoCare manufacturing operations into its existing manufacturing structure. In order to facilitate this integration of NeoCare and to address the FDA's Form 483 inspectional observations issued to the Company following the FDA's inspection in December 2004 of the Company's NeoCare-related facilities, the Company temporarily ceased the manufacture, shipment and sale of its entire NeoCare product line, including the NeoPICC Catheters, until it completes the implementation of all corrective actions. Shipments of the NeoCare product line, other than the NeoPICC Catheters, are presently expected to resume in the first half of fiscal 2006. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products, which is presently expected to occur in the first half of calendar year 2006.

The Company's fiscal 2004 NeoCare product line sales were $7,646. Inventories of NeoPICC Catheters at May 31, 2005 amounted to $218, which the Company has fully reserved for as of May 31, 2005. Inventories of other NeoCare products were approximately $1,756 at May 31, 2005.

                            ARROW INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements

                    (In thousands, except per share amounts)
                                   (Unaudited)


Note 14 - Early Retirement Program

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

During fiscal 2005, the Company has recorded $6,897 in total costs with respect to this program, of which $1,883 was recorded to cost of sales and $5,014 to selling, general and administrative expenses. Of the $6,897 in total costs, $2,732 was related to pension and other postretirement benefits and $3,023 was a cash charge related to severance and related costs. The remaining $1,142 was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected into the program.

                            ARROW INTERNATIONAL, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - CERTAIN RISKS RELATING TO ARROW IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2004 AND THE COMPANY'S OTHER PERIODIC REPORTS AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Results of Operations

THREE MONTHS ENDED MAY 31, 2005 COMPARED TO THREE MONTHS ENDED MAY 31, 2004:

NET SALES
Net sales for the three months ended May 31, 2005 increased by $9.3 million, or 8.5%, to $118.1 million from $108.8 million in the same period last year, due primarily to an increase in both critical care and cardiac care product sales and a favorable foreign exchange impact during the third quarter of fiscal 2005 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the quarter of $1.8 million or 1.7% of total Company sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and rebates. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                           QUARTER ENDED
                                                        -------------
                                              MAY 31, 2005        MAY 31, 2004
                                              ------------        ------------
   Central Venous Catheters                     $   60.5             $   55.5
   Specialty Catheters                              36.6                 34.4
   Stepic Distributed products                       2.1                  3.1
                                                --------             --------
        Subtotal Critical Care                      99.2                 93.0
   Cardiac Care                                     18.9                 15.8
                                                --------             ---------
        TOTAL                                   $  118.1             $  108.8
                                                ========             =========

Sales of critical care products increased by 6.7% to $99.2 million from $93.0 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters, offset by decreased sales of products distributed by Stepic Medical, the Company's former New York City distributor, the net assets of which it acquired in September 2002. Sales of central venous catheters increased in the third quarter of fiscal 2005 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, offset in part by decreased sales of neonatal products resulting from the Company's previously reported decision in January 2005 to temporarily cease manufacturing, shipping and selling of its NeoCare(R) product line until it completes the integration of its NeoCare(R) manufacturing operations and the implementation of all corrective actions in response to previously reported U.S. Food and Drug Administration ("FDA") compliance concerns. Sales of specialty catheters increased in the third quarter of fiscal 2005 due primarily to improved sales of epidural products and arterial products. Sales of cardiac care products increased to $18.9 million from $15.8 million, an increase of 19.6% from the comparable prior year period, due primarily to increased sales of intra-aortic balloon pumps, and increased international sales of Super Arrow-Flex(R) products. Total Company U.S. sales increased by 1.4% to $71.2 million in the third quarter of fiscal 2005 from $70.2 million in the comparable prior year period, principally as a result of increased sales of intra-aortic balloon pumps, offset in part by decreased sales of products distributed by Stepic Medical and decreased sales of neonatal products for the reasons described above. International sales increased by 21.5% to $46.9 million from $38.6 million in the same prior year period, principally as a result of increased sales of central venous catheters, specialty catheters, intra-aortic balloon pumps, Super Arrow-Flex(R) products and the effect of foreign currency exchange rates, as noted above. International sales represented 39.7% of net sales, compared to 35.5% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, were 36% in both the three months ended May 31, 2005 and May 31, 2004 for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 64% in the third quarter of fiscal 2005 from 63% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 9% in the three months ended May 31, 2005 from 7% in the comparable prior year period for total Company sales. The safety device procedure kit conversion percentages for the U.S. market in the three months ended May 31, 2005 increased to 18% from 14% in the comparable prior year period.

                            ARROW INTERNATIONAL, INC.

GROSS PROFIT
Gross profit increased 15.6% to $60.7 million in the three months ended May 31, 2005, compared to $52.5 million in the same period of fiscal 2004. As a percentage of net sales, gross profit increased to 51.4% during the three months ended May 31, 2005 from 48.3% in the comparable prior year period, due primarily to the Company's write-off to cost of sales of $3.1 million of inventory in the third quarter of fiscal 2004 for certain components relating to its LionHeart(TM) Left Ventricular Assist System (LVAS) that became obsolete with the Company's decision during the third quarter of fiscal 2004 not to proceed with the LionHeart(TM) Phase II U.S. clinical trials using the first generation LionHeart(TM) external power system and internal controller. This decline in margin was offset in part by higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R).

RESEARCH AND DEVELOPMENT
Research and development expenses decreased by 19.5% to $6.6 million in the three months ended May 31, 2005 from $8.2 million in the comparable prior year period. As a percentage of net sales, these expenses decreased in the third quarter of fiscal 2005 to 5.7%, compared to 7.5% in the same period in fiscal 2004. The decrease in research and development expenses was due mainly to decreased spending on the LionHeart program resulting from the Company's Board of Directors' decision to discontinue the development, sales and marketing programs related to its LionHeart LVAS during the third quarter of fiscal 2005. A description of the current status of the Company's major research and development programs is provided below under "Nine Months Ended May 31, 2005 Compared to Nine Months Ended May 31, 2004 - Research and Development."

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased by 10.3% to $29.9 million in the three months ended May 31, 2005 from $27.1 million in the comparable prior year period and, as a percentage of net sales, increased to 25.3% in the third quarter of fiscal 2005 from 24.9% in the comparable period of fiscal 2004. This increase was due to several factors, including the following: (1) incremental expenses for the purchase of outside services related to the implementation of various special Company-wide programs, including $1.7 million incurred as a result of the Company's continuation of its previously announced operational process excellence program, $0.8 million related to the Company's review of its internal controls over financial reporting in compliance with
Section 404 of the Sarbanes-Oxley Act of 2002, and $0.5 million in connection with the Company's corporate brand re-positioning program; (2) increased international costs, including $1.2 million related to the continued enhancement of the Company's international operations, including its European sales office, and increased expenses of $0.5 resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; and (3) increased expenses associated with the acquisition of AB Medica in September 2004, including increased expenses of $0.4 million related to the expansion of the Company's Italian direct sales subsidiary, and $0.3 million of amortization expense resulting from this acquisition. These increases were offset in part by (1) decreased expenses of $1.3 million resulting from lower medical claims following the Company's transition to a new medical claims administrator effective January 2005, and (2) the non-recurrence of both a $1.3 million charge for severance and other costs incurred in the third quarter of fiscal 2004 in connection with the reorganization of some of the Company's operations and a $0.6 million charge in the three months ended May 31, 2004 for a writeoff of manufacturing equipment relating to the LionHeart LVAS.

RESTRUCTURING CHARGES
The Company recorded $0.5 million ($0.3 million after tax, or $0.01 diluted earnings per share) of restructuring expenses in the third quarter of fiscal 2005 related primarily to additional severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities, and additional costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "- Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan."

OPERATING INCOME
Principally due to the above factors, operating income increased in the third quarter of fiscal 2005 by 37.0% to $23.7 million from $17.3 million in the comparable prior year period.

OTHER (INCOME) EXPENSES, NET
Other expenses (income), net, was $0.3 million of expense in the third quarter of fiscal 2005 compared to less than $0.1 million of income in the same prior year period. Other expenses (income), net, consists primarily of interest expense and foreign currency exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES
As a result of the factors discussed above, income before income taxes increased in the third quarter of fiscal 2005 by 35.8% to $23.5 million from $17.3 million in the comparable prior year period. For the third quarter of each of fiscal 2005 and 2004, the Company's effective income tax rate was 32.5%.

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

                            ARROW INTERNATIONAL, INC.

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

NET INCOME
Net income in the third quarter of fiscal 2005 increased by 36.2% to $15.8 million from $11.6 million in the comparable prior year period primarily as a result of the above factors. As a percentage of net sales, net income represented 13.4% in the three months ended May 31, 2005 compared to 10.7% in the same period of fiscal 2004.

PER SHARE INFORMATION
Basic earnings per common share were $0.36 in the three months ended May 31, 2005, up 38.5%, or $0.10 per share, from $0.26 in the comparable prior year period. Diluted earnings per common share were $0.35 in the three months ended May 31, 2005, up 34.6%, or $0.09 per share, from $0.26 in the comparable prior year period. Weighted average common shares outstanding used in computing basic earnings per common share increased to 44,547,625 in the third quarter of fiscal 2005 from 43,634,448 in the comparable prior year period primarily as a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise prices during the third quarter of fiscal 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,277,233 in the third quarter of fiscal 2005 from 44,474,481 in the comparable prior year period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.

NINE MONTHS ENDED MAY 31, 2005 COMPARED TO NINE MONTHS ENDED MAY 31, 2004:

NET SALES
Net sales for the nine months ended May 31, 2005 increased by $19.8 million, or 6.2%, to $340.0 million from $320.2 million in the same period last year, due primarily to an increase in both critical care and cardiac care product sales and a favorable foreign exchange impact during the nine months ended May 31, 2005 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the nine months ended May 31, 2005 of $5.3 million or 1.7% of total Company sales. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                       NINE MONTHS ENDED
                                                    -----------------
                                            MAY 31, 2005        MAY 31, 2004
                                            ------------        ------------
    Central Venous Catheters                   $176.8              $164.9
    Specialty Catheters                         105.7                99.9
    Stepic Distributed products                   5.9                 9.2
                                              -------             -------
         Subtotal Critical Care                 288.4               274.0
    Cardiac Care                                 51.6                46.2
                                              -------             -------
         TOTAL                                 $340.0              $320.2
                                              =======             =======

Sales of critical care products increased by 5.3% to $288.4 million for the nine months ended May 31, 2005 from $274.0 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters offset by decreased sales of products distributed by Stepic Medical, the Company's former New York City distributor, the net assets of which it acquired in September 2002. Sales of central venous catheters increased in the nine months ended May 31, 2005 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access products, offset in part by decreased sales of neonatal products resulting from the Company's temporary cessation of manufacturing, shipping and selling of the NeoCare(R) product line in January 2005. Sales of specialty catheters increased in the nine months ended May 31, 2005 due to improved sales of arterial products, epidural products and intravenous and extension sets. Cardiac care product sales increased by 11.7% to $51.6 million from $46.2 million in comparable prior year period, due primarily to increased international sales of both intra-aortic balloon pumps and Super Arrow-Flex(R) products. Total Company U.S. sales increased 0.1% to $207.8 million for the nine months ended May 31, 2005 from $207.6 million in the comparable prior year period principally as a result of increased sales of specialty catheters offset in part by decreased sales of products distributed by Stepic Medical and decreased sales of neonatal products for the reasons described above. International sales increased by 17.4% to $132.2 million from $112.6 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters, intra-aortic balloon pumps, Super Arrow-Flex(R) products and the effect of foreign currency exchange rates, as noted above. International sales represented 38.9% of net sales for the nine months ended May 31, 2005 compared to 35.2% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, were 37% in both the

                            ARROW INTERNATIONAL, INC.

nine months ended May 31, 2005 and May 31, 2004 for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 64% in the nine months ended May 31, 2005 from 62% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 8% in the nine months ended May 31, 2005 from 7% in the comparable prior year period for total Company sales. The safety device procedure kit conversion percentages for the U.S. market in the nine months ended May 31, 2005 increased to 17% from 13% in the comparable prior year period.

GROSS PROFIT
Gross profit increased by 2.0% to $167.8 million in the nine months ended May 31, 2005, compared to $164.5 million in the same period of fiscal 2004. As a percentage of net sales, gross profit decreased to 49.3% during the nine months ended May 31, 2005 from 51.4% in the comparable period of fiscal 2004. The decrease in gross margin was due primarily to several one-time items, including
(1) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart LVAS as a consequence of the Board of Directors' decision to discontinue the development, sales and marketing programs related to the LionHeart, as further discussed below under " - Research and Development - LionHeart LVAS", (2) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program, (3) lower margins realized in the first nine months of fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities," and (4) unfavorable inventory adjustments in fiscal 2005 resulting from the scrapping of returned goods and cycle counting of inventory quantities. This negative impact on margins relative to the prior fiscal year period was offset in part by (1) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R), (2) higher than average margins realized on increased sales of renal access products during the nine months ended May 31, 2005 associated with the Company's acquisition of Diatek in November 2002, and (3) higher cost of sales in the first nine months of fiscal 2004 due to the Company's write off of $3.1 million of inventory in the third quarter of fiscal 2004 for certain LionHeart components that became obsolete with the Company's decision during that quarter not to proceed with the LionHeart Phase II U.S. clinical trials using the first generation LionHeart power system and controller.

PRODUCT RECALL
As previously reported, on December 3, 2004 the Company announced a voluntary nationwide recall of all of its NeoPICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NeoCare product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the FDA in conducting the voluntary recall. As of July 7, 2005, the Company had not received any product liability claims in connection with the product recall.

The Company sent recall notices to approximately 800 hospitals and 16 dealers. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of May 31, 2005, the Company had issued sales credits totaling the full $0.5 million and does not anticipate the need to issue any additional credits.

In connection with this matter, the FDA during the period from December 2 to December 22, 2004, inspected the Company's corporate headquarters in Reading, PA and the facility where the NeoPICC Catheters were manufactured in San Antonio, Texas, after which it provided the Company with a list of Form 483 inspectional observations concerning NeoCare's non-conformance with certain Current Good Manufacturing Practice (CGMP) requirements of the Quality System Regulations for medical devices. The Company responded to these observations in January and February, 2005 with specific actions to correct this non-compliance, including, as further discussed below, the temporary cessation of its entire NeoCare product line. On June 20, 2005, the Company received a Warning Letter from the FDA referring to its previously issued inspectional observations relating to the Company's oversight of its NeoCare manufacturing operations. Although the Warning Letter stated that the Company's responses to the FDA's concerns appeared to be adequate, it added that further evaluation of these matters would be required. The Company has responded to the Warning Letter in a timely manner, describing the specific additional corrective actions it has taken and reiterating its commitment to enhancing its good manufacturing practices and quality systems.

As part of its previously announced plans to rationalize its global manufacturing and logistics operations, the Company decided to accelerate the integration of the NeoCare manufacturing operations into its existing manufacturing structure. In order to facilitate this integration of NeoCare and to address the Form 483 inspectional observations of the FDA, the Company temporarily ceased the manufacture, shipment and sale of its entire NeoCare product line, including the NeoPICC Catheters, until it completes the implementation of all corrective actions. Shipments of the NeoCare product line, other than the NeoPICC Catheters, are presently expected to resume in the first half of fiscal 2006. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products, which is presently expected to occur in first half of calendar year 2006.

                            ARROW INTERNATIONAL, INC.

The Company's fiscal 2004 NeoCare product line sales were $7.6 million. Inventories of NeoPICC Catheters at May 31, 2005 amounted to $0.2 million, which the Company had fully reserved for as of May 31, 2005. Inventories of other NeoCare products were approximately $1.8 million at May 31, 2005.

RESEARCH AND DEVELOPMENT
Research and development expenses increased by 1.4% to $21.7 million in the nine months ended May 31, 2005 from $21.4 million in the comparable prior year period. As a percentage of net sales, these expenses decreased to 6.4% compared to 6.7% in the same period in fiscal 2004. The increase in research and development expenses was due in part to increased expenditures for the Company's critical care product line, including incremental research and development spending on its ARROWg+ard(R) antiseptic treatment products, and increased expenditures related to external professional fees in connection with the Company's completion of the root cause analysis associated with its previously announced nationwide recall of all its NeoPICC Catheters. These increases were offset by decreased spending on the LionHeart program as a result of the Company's Board of Directors' decision to discontinue the development, sales and marketing programs related to its LionHeart LVAS during the third quarter of fiscal 2005.

AUTOCAT(R)2 WAVE. The Company continues to market and make improvements to its AutoCAT(R)2 WAVETM intra-aortic balloon pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides automation of the pumping process for patients. The growing interest in this product has resulted in increased customer feedback, providing the Company with valuable information for making additional product enhancements. As a result of this customer feedback, the Company is undertaking an upgrade of the software for this product and is implementing related hardware changes, which it believes will increase the overall competitiveness of the device. The Company believes many customers are delaying their purchases of the AutoCAT(R)2 WAVE and related LightWAVE catheters until the release of the new software upgrade, despite an increase in net sales of 51.6% during the third quarter of fiscal 2005 over the second quarter of fiscal 2005. Development of this product is an ongoing process, with product improvements constantly being made and introduced as the underlying technology advances and the Company learns more about customer requirements.

Although the Company is encouraged by the early sales results of its AutoCAT(R)2 WAVE and related LightWAVE catheter system, the selling cycle for intra-aortic balloon pumps is long and involves a number of decision-makers in any given hospital. As a result, the Company is cautiously optimistic about this product's future sales growth. The Company continues to believe that this new technology represents a major step forward in intra-aortic balloon pumping and, should enable the Company to gain market share based on its superior performance across a range of cardiac requirements.

LIONHEART(TM) LVAS. As announced on April 7, 2005, the Company's Board of Directors decided to discontinue the development, sales and marketing programs related to its LionHeart LVAS. This decision was based on the Company's review of ventricular assist technology trends, its experience in marketing the device in Europe, the input it received from the medical community, as well as the data and analysis of the outside consultants it retained to analyze the long-term commercial opportunity of this program. In addition, the Company thoroughly assessed the significant additional time and investment required to maximize the potential of the LionHeart. Based on consideration of all of these factors, the Board determined that the LionHeart is not economically viable for the Company, as it would not realize adequate returns for its shareholders in an acceptable period of time.

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal 2005. As a result, the Company made a provision in its second fiscal quarter of $2.1 million for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in the second fiscal quarter ended February 28, 2005 its remaining investment in the LionHeart program, which included $2.8 million in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second quarter by its outside consulting firm which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter related to the LionHeart was $4.9 million, of which $4.6 million was recorded to cost of sales and $0.3 million to research and development expenses.

CORAIDE(TM) LVAS. Since the resumption of the European clinical trial of the CorAide(TM) LVAS device in February 2005, a total of seven patients have received implants of the device, three of whom have been discharged to their home with no indications of the elevated levels of hemolysis experienced with its first CorAide implant in May 2003. The Diabetes Heart Center in Bad Oeynhausen, Germany has implanted four CorAide devices and Policlinico di San Matteo in Pavia, Italy has implanted two of the devices. An additional trial center in Germany, Deutsches Herzzentrum Berlin, will begin screening patients following its completion of the CorAide training program. The clinical trial experience to date has shown that the CorAide is operating as expected. The Company recognizes that while the clinical investigators are pleased with the performance of the device, these results are relatively preliminary and the number of patients is small, making it too early in the trial process to draw definitive conclusions regarding the long-term viability of the device.

The Company considers the CorAide to be a long-term development program. The current version of the CorAide device is not fully implantable and is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function. The Company believes that the CorAide's smaller size, less invasive

                            ARROW INTERNATIONAL, INC.

surgical approach and inherently simpler design promises better opportunities for broader market acceptance than currently marketed LVAS devices.

The Company's Board of Directors and management plans to review the CorAide program regularly to assess its commercial viability.

HEMOSONIC(TM). The Company is continuing to support and improve the functionality of its current HemoSonic(TM) cardiac output monitoring device that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company is currently developing a second generation version of the device that will have a more extensive feature set, which the Company believes will better meet the needs of a broader range of clinicians. Market evaluation of the second generation device is expected to begin in calendar 2006. As of May 31, 2005, the Company had recorded $4.2 million of inventory related to its Hemosonic(TM) 100 and 200 hemodynamic monitoring device.

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses increased by 15.7% to $94.1 million during the nine months ended May 31, 2005 from $81.3 million in the comparable prior year period. As a percentage of net sales, these expenses increased to 27.7% in the first nine months of fiscal 2005 from 25.4% in the comparable prior year period. This increase was due primarily to the following: (1) incremental expenses related to implementation of various special Company-wide programs, including $5.0 million related to the Company's voluntary early retirement program, $1.9 million incurred as a result of the Company's previously announced operational process excellence program, $1.4 million related to the Company's review of its internal controls over financial reporting in compliance with
Section 404 of the Sarbanes-Oxley Act of 2002, $0.8 million in connection with the Company's corporate brand re-positioning program, and $0.5 million related to the completion of a study by an outside consulting firm of the Company's Left Ventricular Assist System program during the first quarter of fiscal 2005; (2) increased international costs, including $1.5 million resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, $1.5 million related to the continued enhancement of the Company's european sales office, and $1.0 million related to the expansion of the Company's Italian direct sales subsidiary following the Company's acquisition of AB Medica in September 2004. These increases were offset in part by the non-recurrence of both a $1.3 million charge for severance and other costs incurred in the nine months ended May 31, 2004 in connection with the reorganization of some of the Company's operations and $0.6 million charge in the nine months ended May 31, 2004 for a writeoff of manufacturing equipment relating to the LionHeart LVAS.

RESTRUCTURING CHARGES
The Company recorded $1.8 million ($1.2 million after tax, or $0.03 diluted earnings per share) of restructuring expenses in the first nine months of fiscal 2005 related primarily to severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination, and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "- Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan."

OPERATING INCOME
Principally due to the above factors, operating income decreased in the nine months ended May 31, 2005 by 18.8% to $50.2 million from $61.8 million in the comparable period of fiscal 2004.

OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net, was $0.2 million of income in the nine months ended May 31, 2005 as compared to $0.3 million of expense in the same prior year period due in part to the Company earning a higher amount of interest in the first nine months of fiscal 2005 on its investment of cash balances.

INCOME BEFORE INCOME TAXES
As a result of the factors discussed above, income before income taxes decreased in the nine months ended May 31, 2005 by 18.0% to $50.4 million from $61.5 million in the comparable prior year period. For the nine-month period ended May 31, 2005, the Company's effective income tax rate decreased to 31.6% from 32.5% in the comparable prior year period due to more favorable than expected fiscal 2004 research and development tax credits resulting from the completion of the Company's analysis of these credits during the second quarter of fiscal 2005.

NET INCOME
Net income in the nine months ended May 31, 2005 decreased by 16.9% to $34.5 million from $41.5 million in the nine months ended May 31, 2004. As a percentage of net sales, net income represented 10.1% in the nine months ended May 31, 2005 compared to 13.0% in the same period of fiscal 2004.

PER SHARE INFORMATION
Basic earnings per common share were $0.78 for the nine-month period ended May 31, 2005, down 17.9%, or $0.17 per share, from $0.95 in the comparable prior year period. Diluted earnings per common share were $0.77 for the nine months ended May 31, 2005, down 18.1%, or $0.17 per share, from $0.94 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,200,234 in the nine months ended May 31, 2005 from 43,494,449 in the comparable prior year period, primarily as a result of an increase in stock option exercises due to a higher market price of the Company's stock relative to average outstanding option exercise during the first nine months of fiscal year 2005. Weighted average shares of common stock outstanding used in computing

                            ARROW INTERNATIONAL, INC.

diluted earnings per common share increased to 44,939,308 in the nine months ended May 31, 2005 from 44,220,664 in the comparable prior period primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
CASH FROM OPERATIONS. The Company's primary source of funds continues to be cash generated from operations, as shown in the Company's Consolidated Statement of Cash Flows included in Item 1 of this report. For the nine months ended May 31, 2005, net cash provided by operations was $54.5 million, a decrease of $11.2 million, or 17.0%, from the comparable prior year period due primarily to a decrease in net income, as explained above in the "Nine Months Ended May 31, 2005 Compared to Nine Months Ended May 31, 2004," and changes in certain working capital and other accounts, including prepaid expenses, accounts receivable, accrued income taxes, deferred income taxes, prepaid pension costs, accounts payable, accrued liabilities and inventory, as explained below.

PREPAID EXPENSES. Prepaid expenses and other increased $4.2 million in the nine months ended May 31, 2005 compared to a $5.3 million decrease in the same period of fiscal 2004, due primarily to the Company's receipt in fiscal 2004 of $8.0 million for an income tax refund from the settlement of an Internal Revenue Service audit pertaining primarily to depreciation and tax credits related to research and development costs.

ACCOUNTS RECEIVABLE. Accounts receivable, measured in days sales outstanding during the period, was 71 days at both May 31, 2005 and at August 31, 2004.

As of May 31, 2005, the Company had an accounts receivable balance from its Greek customers of $6.6 million, of which approximately 90% is related to Greek government-backed hospital customers. The days sales outstanding is currently 620 days, which is significantly higher than that of the Company's overall May 31, 2005 average customer days sales outstanding of 71 days. However, according to information provided by the Hellenic Association of Scientific and Medical Equipment Suppliers as of February 1, 2005, which represents the most recent data the Company has been able to obtain, the average days sales outstanding for medical equipment supply companies in the Greek market was approximately 620 days. The Company's payment terms in this market are generally 45 days. The Company has concluded that the government of Greece has been delaying payments due to its government-backed hospitals, which has led to an increase in the Company's days sales outstanding for its Greek customers. The Greek government has announced a plan to resume its payments on its trade debt, which should allow its hospitals to repay their outstanding balances to their vendors. As of July 8, 2005, the Greek government has made three installments of approximately 25% each of its total obligation to its government-backed hospitals and plans to fully pay the balance by the end of calendar year 2005. The government of Greece has initiated similar plans in the past to reduce delinquent trade debt, which have resulted in the Company's realization of a material portion of outstanding receivables following the implementation of those plans. As a result, the Company currently believes that this situation will be resolved and that ultimate collectability of these receivables, net of discounts, is not a significant risk. In addition, the Greek government has also passed a law requiring full payment on all outstanding receivables from government-backed hospitals generated after December 23, 2004. As of July 8, 2005, the Company had received $1.9 million against its outstanding receivables from government-backed hospitals generated prior to December 24, 2004, of which $1.0 million was received as of May 31, 2005. However, because the Company's assessment is based in part on political factors beyond its control, the Company cannot assure that its remaining receivables will be collected or when they will be collected, and will continue to evaluate their collectability and establish reserves when and to the extent necessary. As of May 31, 2005, the Company has recorded an allowance of $0.3 million to reserve for both specifically identified, potentially uncollectible, private Greek customer balances and an estimated amount for the Greek government's discount on the Company's outstanding government-backed hospital customer balance. The Company currently evaluates all of its trade receivables on a regular basis, including those with its Greek customers, to ensure that each receivable is recorded at net realizable value.

INCOME TAXES. Accrued income taxes decreased $4.2 million in the first nine months of fiscal 2005 compared to an $0.8 million increase in the same period of fiscal 2004 and the Company's net deferred income tax liability increased $6.7 million in the nine months ended May 31, 2005 compared to a $1.8 million decrease in the same period of fiscal 2004, due primarily to a change in classification from accrued income tax to deferred income tax in the first nine months of fiscal 2005 for a depreciation deduction that was not originally anticipated in the Company's fiscal 2004 domestic tax filing.

PREPAID PENSION COSTS. Prepaid pension costs increased $3.0 million in the nine months ended May 31, 2005 compared to a $2.0 million decrease in the same period of fiscal 2004, primarily as a result of payments made in fiscal 2005 required to fund certain of the Company's pension plans.

ACCOUNTS PAYABLE. Accounts payable increased $2.2 million in the nine months ended May 31, 2005 compared to a $3.2 million increase in the same period of fiscal 2004, due primarily to the accrual of payments owed to AB Medica in connection with the acquisition of this business in September 2004 and the timing of the Company's payment to its vendors.

ACCRUED LIABILITIES AND DIVIDENDS. Accrued liabilities and dividends increased $4.6 million in the nine months ended May 31, 2005 compared to a $4.2 million decrease in the same period of fiscal 2004. The increase in fiscal 2005 was due primarily to the accrual of the Company's dividend at a higher rate during the third quarter of fiscal 2005 as compared to

                            ARROW INTERNATIONAL, INC.

the third quarter of fiscal 2004. The decrease in fiscal 2004 was due primarily to the Company's $8.0 million payment in January 2004 in settlement of two related patent infringement lawsuits pertaining to certain of its hemodialysis catheter products, which amount was previously reserved in the fourth quarter of fiscal 2003.

POSSIBLE SETTLEMENT OF CLAIM. The Company is currently in negotiations for the possible settlement of a claim for indemnification, for which no lawsuit has yet been filed, in connection with its prior disposition of a business. The Company estimates the amount of such a settlement, were one to be entered into, to be approximately $2.0 million. Certain key terms of this possible settlement have not yet been resolved. As a result, in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies," the Company is disclosing, but has not yet made an accrual for, this contingency.

INVENTORY. Inventories increased $4.3 million in the first nine months of fiscal 2005 compared to a $5.3 million increase in the same period of fiscal 2004. The increase in fiscal 2005 is primarily due to (1) additional production and related manufacturing costs necessary to support the Company's higher rate of sales, (2) incremental inventory value booked as of May 31, 2005 as a result of the Company's change in the accounting treatment related to its shipping terms, as further discussed below under "Critical Accounting Policies and Estimates," resulting in the reversal of sales and a corresponding increase in inventory, and (3) increased inventory in connection with the anticipated introduction of the Company's enhanced version of its AutoCAT(R)2 WAVE intra-aortic balloon and related LightWAVE catheter system. These increases were offset in part by a $2.9 million write off of LionHeart inventory as a result of the Company's decision to discontinue this program in April 2005. The increase in inventory in fiscal 2004 was primarily due to additional production and related manufacturing costs necessary to support the Company's higher rate of sales growth.

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

During the second quarter of fiscal 2005, the Company has recorded $6.9 million in total costs with respect to this program, of which $1.9 million was recorded to cost of sales and $5.0 million to selling, general and administrative expenses. Of the $6.9 million in total costs, $2.8 million was related to pension and other postretirement benefits and $3.0 million was a cash charge related to severance and related costs. The remaining $1.1 million was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected to participate in this program, including, as previously reported, the Company's former President and Chief Operating Officer and its Executive Vice President - Global Business Development.

INVESTING ACTIVITIES
Net cash used in the Company's investing activities increased to $35.0 million in the nine months ended May 31, 2005 from $23.3 million in the comparable period of fiscal 2004, due primarily to the Company's acquisition, as further discussed below, of AB Medica in the first quarter of fiscal 2005 and increased capital expenditures primarily in support of the Company's multi-year capital investment plan, including related investments in production technology and equipment, and development and implementation of enhanced good manufacturing practices and quality systems, all as part of its Project Operational Excellence, as further discussed below.

ACQUISITION OF AB MEDICA. In September 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $8.7 million, subject to post-closing adjustments, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of May 31, 2005, pursuant to the asset purchase agreement, the Company has paid $7.1 million in cash and recorded a current liability of $1.6 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5.4 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

      (in millions)
      Inventories                                        $    3.3
      Intangible assets                                       5.4
                                                          -------
         Total purchase price                            $    8.7
                                                          =======

                            ARROW INTERNATIONAL, INC.

MULTI-YEAR CAPITAL INVESTMENT PLAN. As previously reported, the Company's Board of Directors has authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan is being initiated to support projections for future growth and to integrate operations acquired in recent years. The first phase of this effort includes the construction or acquisition of additional manufacturing facilities in Zdar, Czech and Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005. The Company currently anticipates the total cost of this capacity increase to be between $22.0 million and $28.0 million over a three-year period. In addition, the Company also anticipates spending between $13.0 million and $17.0 million over the same three-year period for equipment related to this expansion of its manufacturing capacity. As of May 31, 2005, the Company had spent $10.3 million in connection with this capital investment plan.

As part of its plans to rationalize its operations in the United States, in August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The transitional work on this consolidation has begun and is expected to continue into the first half of fiscal 2006. To date, the Company has accrued costs of $0.9 million in connection with this restructuring consisting primarily of severance payments, of which $0.8 million had been paid as of May 31, 2005. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities, and the remaining accrual balance is expected to be paid later in fiscal 2006. All other restructuring costs are expected to be paid during the remainder of fiscal 2005 and in fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued this re-location in the third quarter of fiscal 2005 and estimates it will incur a total of $1.6 million related to this plan. As of May 31, 2005, the Company had accrued costs of $1.1 million related to this re-location, of which $0.5 million had been paid during the first nine months of fiscal 2005.

PROJECT OPERATIONAL EXCELLENCE. During the third quarter of fiscal 2005, the Company took additional steps in implementing its previously announced program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed above under "- Multi-Year Capital Investment Plan," restructuring the Company's manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company's production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and establish process excellence.

In connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance, it has engaged Quintiles Consulting, a provider of global consulting services to the medical device, pharmaceutical and biologics industries, to assist its project teams in implementing rigorous compliance procedures that in many respects are expected to exceed those under existing regulatory requirements with the objective of achieving the highest practicable levels of product quality assurance. The Company currently estimates the costs of these and other related consulting efforts will be up to approximately $3.5 million in fiscal 2005, of which $1.9 million has been expensed as of May 31, 2005.

FINANCING ACTIVITIES
Cash used in financing activities decreased $2.5 million in the nine months ended May 31, 2005 compared to the same prior year period, primarily as a result of an increase in proceeds from stock option exercises due to a higher stock price relative to the average outstanding option exercise prices during the first nine months of fiscal 2005, offset in part by an increase in dividend payments as a result of the Company's having increased its quarterly dividend in the nine months ended May 31, 2005.

The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under its share repurchase program. As of May 31, 2005, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) in the nine months ended May 31, 2005.

CREDIT FACILITIES
To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At May 31, 2005, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes of which $19.8 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At May 31, 2005, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

                            ARROW INTERNATIONAL, INC.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $32.5 million, of which $6.4 million was outstanding as of May 31, 2005.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $0.2 million and $2.8 million during the nine months ended May 31, 2005 and May 31, 2004, respectively.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
A summary of all of the Company's contractual obligations and commercial commitments as of May 31, 2005 were as follows:

                                                                        PAYMENTS DUE
                                                                             OR
                                                                    COMMITMENT EXPIRATION
                                                                          BY PERIOD
     CONTRACTUAL OBLIGATIONS AND                   -----------------------------------------------------
       COMMERCIAL COMMITMENTS                                                                    MORE
       ----------------------                                  LESS THAN     1 - 3     3 - 5    THAN 5
          ($ IN MILLIONS)                            TOTAL      1 YEAR       YEARS     YEARS     YEARS
                                                     -----      ------       -----     -----     -----
Current maturities of long-term debt                $  1.1      $  1.1      $   -     $   -      $   -
Operating leases                                      12.2         4.6        4.4       2.7        0.5
Purchase obligations (1)                              37.5        37.5          -         -          -
Other long-term obligations                            0.6           -        0.2       0.1        0.3
Lines of credit (2)                                   26.2        26.2          -         -          -
Standby letters of credit                              2.1         2.1          -                    -
                                                    ------      -------     -----     -----      -----
Total cash contractual obligations and
     commercial commitments                         $ 79.7      $ 71.5      $ 4.6     $ 2.8      $ 0.8
                                                    ======      ======      =====     =====      =====

(1) Includes open purchase orders primarily relating to the purchase of raw materials, equipment and certain consulting and information systems services.
(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.

OUTLOOK
Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those pursuant to the Company's multi-year capital investment plan and other initiatives related to its Project Operational Excellence as discussed above, and to meet the currently foreseeable liquidity needs of the Company.

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition:

During the course of the second quarter closing process and in conjunction with its review of its internal controls, the Company determined that it had misapplied the accounting treatment related to its shipping terms to U.S. customers and international distributors. The Company does not have written agreements with most customers and, as a result, in most of those cases shipping terms are only specified on the invoice, which states free-on-board, or FOB, plant. While the Company does not pay for shipping in most cases or insure the shipments, its practice has been to credit or replace lost or damaged shipments. During the past few years, amounts in respect of these credits and replacements have been less than 0.05% of sales to customers in the U.S. and to international distributors. Nevertheless, interpretations of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the Securities and Exchange Commission, or the SEC, staff, require that, because of its practice of replacing lost or damaged shipments, the Company's sales to customers in the U.S. and to international distributors are the equivalent of FOB destination orders.

The Company's assessment determined that delivery time to U.S. customers is two business days and, to its international distributors, seven days for air and truck shipments and 55 days for ocean vessel shipments. By applying the appropriate accounting treatment as described above, the amount of sales corresponding to these numbers of days in transit at the end of the quarter must be recognized in the succeeding quarter when the shipments are delivered. As a result, during the second quarter of fiscal 2005, the Company recorded $4.3 million as a reduction to sales and $2.2 million against gross profit, or $0.03 diluted earnings per share. These sales amounts, however, were recognized in the third quarter of fiscal 2005. While

                            ARROW INTERNATIONAL, INC.

these sales amounts were recognized in the third quarter of fiscal 2005, a similar amount of days sales would be excluded from the end of the fourth quarter and the excluded amount would be recognized in the subsequent quarter. Accordingly, the incremental effect on any future quarter would be the difference between the adjustment at the beginning of the quarter and the corresponding adjustment at the end of the quarter. The Company has concluded in accordance with SEC Staff Accounting Bulletin No. 99 that this adjustment was not quantitatively or qualitatively material to warrant any prior period restatement.

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

The Company has disclosed in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 31, 2004 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than as reported above, there have been no material changes to the critical accounting policies previously identified and described in the Company's 2004 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements confirm in all material respects to generally accepted accounting principles in the United States of America.

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

The FASB issued SFAS No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. The Company is continuing to evaluate the various transitional methods and the impact that this statement will have on its financial statements.

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3" in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies that make a voluntary change in accounting principle to apply that change retrospectively to prior periods financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

                            ARROW INTERNATIONAL, INC.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in the Company's filings with the SEC. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - "Certain Risks Relating to Arrow" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2004 and in its other filings with the SEC, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology and the need for litigation to enforce or defend these rights; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks associated with the Company's use of derivative financial instruments; and (8) dependence on the continued service of key members of the Company's management.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments:

During the nine month periods ended May 31, 2005 and 2004, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 26.8% and 23.9%, respectively. In addition, a part of the Company's costs of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risks exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of May 31, 2005, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $18.4 million mature at various dates through August 2005. As of May 31, 2005, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's on-going credit review procedures.

                            ARROW INTERNATIONAL, INC.

At May 31, 2005, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through August 2005. The following table identifies foreign currency forward contracts to sell foreign currencies at May 31, 2005 and August 31, 2004, as follows:

                                                        May 31, 2005                         August 31, 2004

                                                  Notional          Fair Market         Notional          Fair Market
                                                  Amounts              Value            Amounts              Value
                                              ---------------    ---------------    ---------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)

     Japanese yen                              $        1,421     $        1,388     $            -     $            -

     Canadian dollar                                      481                477                  -                  -

     Euro                                              12,072             11,711             14,643             14,603

     Mexican peso                                         716                722              1,379              1,393

     African rand                                         947                878                445                450
                                              ---------------    ---------------    ---------------    ---------------
                                               $       15,637     $       15,176     $       16,467     $       16,446
                                              ===============    ===============    ================   ===============

At May 31, 2005, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through July 2005. The following table identifies foreign currency forward contracts to buy foreign currencies at May 31, 2005 and August 31, 2004, as follows:

                                                        May 31, 2005                         August 31, 2004

                                                  Notional          Fair Market         Notional          Fair Market
                                                  Amounts              Value            Amounts              Value
                                              ---------------    ---------------    ---------------    ---------------
Foreign currency: (U.S. Dollar Equivalents)

  Czech koruna                                 $        2,739     $        2,643     $        3,031     $        2,996

  Euro                                                      -                  -              7,305              7,306

  Mexican peso                                              -                  -                703                702
                                              ---------------    ---------------    ---------------    ---------------
                                               $        2,739     $        2,643     $       11,039     $       11,004
                                              ===============    ===============    ===============    ===============

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income / (expense)) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in cost of sales. During the three and nine month periods ended May 31, 2005, the Company recognized less than $0.1 million of intrinsic value losses against cost of sales and did not recognize any time value loses nor did it recognize any intrinsic value losses against cost of sales in the three and nine month periods ended May 31, 2004, respectively. The Company had no foreign currency option contracts outstanding at May 31, 2005 and August 31, 2004.

Item 4.  Controls and Procedures

An evaluation was performed under supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of May 31, 2005. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                            ARROW INTERNATIONAL, INC.

There have been no significant changes in the Company's internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the three months ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 5.    Other Information

FDA WARNING LETTERS. On June 10, 2005, the Company received a Warning Letter from the FDA relating to the FDA's March 31 to April 11, 2005 inspection of the Company's Mount Holly, NJ facility where it manufactures the Arrow Trerotola PTD(TM) Percutaneous Thrombolytic Device (the "PTD"). The inspection followed the Company's voluntary recall in March 2005 of the PTD 7 Fr. kits. The Warning Letter refers to Form 483 inspectional observations that the FDA had previously issued concerning the PTD's non-conformance with certain Quality System Regulations for medical devices. The Company responded to these observations in April 2005 with specific actions to correct this non-compliance, including revision of certain of its operating processes and procedures, and is continuing to cooperate with the FDA to satisfactorily address all its remaining concerns. The Company has responded to the Warning Letter in a timely manner, describing the additional specific additional corrective actions it has taken and reiterating its commitment to enhancing its good manufacturing practices and quality systems.

On June 20, 2005, the Company received a Warning Letter from the FDA referring to the FDA's previously issued Form 483 inspectional observations relating to the Company's oversight of its NeoCare manufacturing operations. Further description of this matter and the Company's related response is provided in
Item 2 of this report under "Nine Months Ended May 31, 2005 Compared to Nine Months Ended May 31, 2004 - Product Recall."

Item 6.    Exhibits

             (a)    Exhibits

                       See Exhibit Index on page 38 for a list of the exhibits filed as a part of this report.

                            ARROW INTERNATIONAL, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARROW INTERNATIONAL, INC.


Date: July 11, 2005                      By: /s/ Frederick J. Hirt
                                             -----------------------------------
                                                          (signature)

                                              Frederick J. Hirt
                                              Chief Financial Officer and
                                              Senior Vice President of Finance
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT    DESCRIPTION
NUMBER     OF EXHIBIT                                        METHOD OF FILING

10.33.2    Fourth Amendment to Loan Agreement dated May      Furnished herewith
           27, 2005, among Wachovia Bank, National
           Association (f/k/a First Union National Bank),
           Wachovia Bank, National Association, London
           Branch), and Arrow International, Inc., Arrow
           Medical Products, Ltd., Arrow Deutschland,
           GmbH, Arrow Iberia, S.A., Arrow Internacional de Mexico S.A. de C.V., Arrow Hellas Commercial
           A.E., Arrow Holland Medical Products B.V.,
           Arrow International CR, A.S. and Arrow Italy
           S.R.L.

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