Form 10-K
period 2005-08-31
ARROW INTERNATIONAL INC
filed 2005-11-15
CIK 886046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2005

                                       OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO|_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Exchange Act). YES |X| NO|_|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act). YES |_| NO|X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2005 was approximately 902,957,871.

     The number of shares of the Registrant's Common Stock outstanding on October 1, 2005 was 44,639,367.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 18, 2006 which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2005, are incorporated by reference in Part III of this report.

























                                      (2)

                                     PART I

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

       Critical Care Products. Arrow's critical care products, the first of which were originally introduced in 1977, accounted for approximately 85.0% of net sales in each of fiscal 2005, 2004 and 2003. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens, that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; and Percutaneous Thrombolytic Devices, which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients. Many of the Company's vascular access catheters are treated with the ARROWg+ard(TM) or ARROWg+ard Blue Plus(TM) antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus(TM) is a stronger, longer lasting formulation of ARROWg+ard(TM) and provides antimicrobial treatment of the interior lumens and hubs of each catheter. Many of the Company's procedure kits also feature its sharps safety devices to protect against inadvertent needle sticks. During fiscal 2005, the Company introduced its Arrow Select Kits in certain geographic regions, which serve the Company's customers by providing configured kits to meet their specific needs. These kits can be assembled from any of the Company's product lines and are configured according to a customer's specifications. As long as a customer can meet annual minimum consumption and release quantities, the Company will provide a customized solution for that customer.

        The Company's critical care product line also includes custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems, and the HemoSonic(TM), a hemodynamic monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe.

        In November 2002, the Company expanded its critical care product line with the acquisition of Diatek, Inc., a company that develops, manufactures and markets chronic hemodialysis catheters. When acquired, Diatek was marketing in select U.S. markets the Cannon Catheter(TM), an implanted hemodialysis catheter for long-term access that is used to facilitate dialysis treatment. Previously, the Company sold acute, or short-term, catheters for hemodialysis treatment. The catheters, acquired in connection with its purchase of Diatek, complement and broaden the Company's product line in this field (see Item 8. Notes to Consolidated Financial Statements - Note 5). In November 2003, the Company received authorization to CE-mark the Cannon Catheter(TM), enabling it to market this product line within the European Economic Area and other international markets. During fiscal 2005, the Company introduced several new dialysis access products, including the Edge(TM), a chronic hemodialysis catheter that has a V-tip design similar to that of the Cannon Catheter(TM), but is placed in the patient through an alternative method, and the Simplicity Micro-Puncture Introducer Set, a new dialysis access product to be used in combination with the Company's chronic hemodialysis catheters.

        In March 2003, the Company further expanded its critical care product line with the acquisition of Klein-Baker Medical, Inc., a company that develops, manufactures and markets the Neo[heart]Care product line of specialty catheters and related procedure kits for use by neonatal intensive care units. As previously reported, on December 3, 2004, the Company announced a voluntary nationwide recall of all of the Neo[heart]Care Neo[heart]PICC 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters"). As part of its previously announced plans to rationalize its global manufacturing operations, the Company decided to accelerate the integration of the Neo[heart]Care manufacturing operations into its existing manufacturing structure. In order to facilitate this integration and to address inspectional observations issued by the U.S. Food and Drug Administration, or the FDA, the Company temporarily ceased the manufacture, shipment and sale of its entire Neo[heart]Care product line, including the NeoPICC Catheters, until it completes the implementation of all corrective actions. In fiscal 2004, sales of Neo[heart]Care products represented 1.8% of the Company's total net sales. Shipments of the Neo[heart]Care product line, other than the NeoPICC Catheters, are presently expected to resume in calendar 2006. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products, which is also presently expected to occur in calendar year 2006. See Notes to Consolidated Financial Statements - Note 21 in
Item 8 of this report and "Certain Risks Relating to Arrow - Stringent Government Regulation" included elsewhere in this item 1.

                                       (3)

        Cardiac Care Products. Arrow's cardiac care products accounted for approximately 15.0% of net sales in each of fiscal 2005, 2004 and 2003. These products include cardiac assist products, such as intra-aortic balloon, or IAB, pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. The Company's IAB products include the AutoCat(TM)2 WAVE IAB pump and associated LightWAVE(TM) catheter system, which utilize fiber optic pressure-sensing catheter instrumentation and provide automation of the pumping process for the broadest range of patients, including those with severely arrhythmic heartbeats, and the Ultraflex 7.5 Fr. catheter, which is the smallest IAB in the market and employs the Company's proprietary, wire reinforced technology.

        The Company's cardiac care product line also includes electrophysiology products, which are used primarily to map the electrical signals which activate the heart. The Berman(TM) Angiographic Catheter is used for pediatric cardiac angiographic procedures and the Super Arrow-Flex(TM) sheath provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. In addition, as further discussed below under "Research and Product Development," the Company is currently developing the CorAide(TM) Left Ventricular Assist System, or LVAS, a small non-pulsatile, centrifugal flow ventricular assist device.

        As previously reported, on April 6, 2005, the Company's Board of Directors decided to discontinue the development, sales and marketing programs related to the Arrow LionHeart LVAS.

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

        In fiscal 2005, 2004 and 2003, 61.1%, 64.6% and 65.7%, respectively, of the Company's net sales were to U.S. customers. In this market, approximately 92.0% of the Company's fiscal 2005 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors. The Company's acquisitions of some of its distributors in key U.S. and international markets during the past several years have resulted in sales and gross profit growth.

        Internationally, the Company sells its products through direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, Africa, Canada, Mexico, the Czech Republic, Slovakia, Austria, Switzerland, Portugal and Italy. As of October 1, 2005, independent distributors in 92 additional countries sell the Company's products in the remainder of the world.

        To support growth in international sales, the Company owns and operates a 40,000 square foot manufacturing facility in Chihuahua, Mexico and has leased 22,500 square feet of additional manufacturing space in Mexico since fiscal 2002. The Company also owns and operates an 88,000 square foot manufacturing and product development facility in the Czech Republic, which was expanded in fiscal 2003. During fiscal 2004, the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. The first phase of this effort includes the construction or acquisition of additional manufacturing facilities in the Czech Republic and in Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005 and is on going.

        Revenues and long-lived assets attributable to significant geographic areas are presented in Note 16 to the Company's consolidated financial statements included in Item 8 of this report.

        Production is based primarily on the level of inventories of finished products and projections of future customer demand with the objective of shipping from stock upon receipt of orders. As previously reported, increased demand for the Company's products over the last several years has limited its ability to supply products at the required unit volumes given its existing manufacturing capacity level. As a result, the Company has been actively addressing the root causes of these capacity constraints that have resulted in backorders on several products by continuing to expand its worldwide manufacturing capacity and improve the efficiency of its processes and technology on a priority basis as part of its previously reported "Project Operational Excellence." No single customer accounts for more than 10% of the Company's sales. Purchases of the Company's products by hospitals and physicians have not been materially influenced by seasonal factors.

       Research and Product Development

       Arrow is engaged in ongoing research and development to introduce clinically advanced, new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the clinical applications for which use of its products is appropriate. The principal focus of the Company's research and development effort is to identify and analyze the needs of physicians in critical and cardiac care medicine, and to develop products that address these needs. The Company views ideas submitted by physicians and other health care professionals as an important source of potential research and development projects.

                                      (4)

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

       Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products. The Company entered the field of cardiac care in 1994 with its acquisition of Kontron Instruments and supplemented this acquisition with its acquisitions of the cardiac assist divisions of Boston Scientific in 1997 and C.R. Bard, Inc. in 1998. The Company's acquisition of Sometec, S.A. in 1999 enabled it to introduce to the market its innovative, ultrasound hemodynamic monitoring device. More recently, the Company's acquisition of Diatek, Inc. in November 2002 and the Neo[heart]Care(R) product line in March 2003 have allowed it to market Diatek's Cannon Catheter(TM) hemodialysis catheter product and, until the temporary cessation of the Neo[heart]Care(R) product line in January 2005, specialty catheters and related procedure kits for use in neonatal intensive care units.

       Research and development expenses totaled $29.7 million (6.5% of net sales), $30.4 million (7.0% of net sales) and $28.2 million (7.4% of net sales) in fiscal 2005, 2004 and 2003, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

       The Company's principal products currently under development are described below. There can be no assurance that the FDA or any similar foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products.

        AutoCAT(R)2 WAVE. In January 2004, the Company introduced its AutoCAT(R)2 WAVE(TM) intra-aortic balloon pump and associated LightWAVE(TM) catheter system in the U.S. and Europe. The Company's AutoCAT(R)2 WAVE(TM) IAB pump and associated LightWAVE(TM) catheter system utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats.

         The Company continues to market and make improvements to its AutoCAT(R)2 WAVE(TM) IAB pump and associated LightWAVE(TM) catheter system. The growing interest in this product has resulted in increased customer feedback, providing the Company with valuable information for making additional product enhancements. As a result of this customer feedback, the Company has upgraded the software for this product and implemented related hardware changes, which it believes will increase the overall competitiveness of the device. During the course of fiscal 2005, sales of the AutoCAT(R)2 WAVE(TM) slowed as the Company implemented these customer-suggested improvements, even though net sales of the device increased by 48.3% in fiscal 2005 as compared to fiscal 2004. The Company believes that many customers were delaying their purchases of the AutoCAT(R)2 WAVE and related LightWAVE catheters until the release of the new software upgrade, which occurred in the first quarter of fiscal 2006. Development of this product is an ongoing process, with product improvements constantly being made and introduced as the underlying technology advances and the Company learns more about customer requirements. The Company is currently undertaking another upgrade of the AutoCAT 2 WAVE software, which is presently expected to be released in mid-2006.

         Although the Company is encouraged by the early sales results of its AutoCAT(R)2 WAVE and related LightWAVE catheter system, the selling cycle for IAB pumps is long and involves a number of decision-makers in any given hospital. As a result, the Company is cautiously optimistic about this product's future sales growth. The Company continues to believe that this new technology represents a major step forward in IAB pumping and, should enable the Company to gain market share based on its superior performance across a range of cardiac requirements.

          CorAide LVAS. In April 2001, the Company entered into an agreement with The Cleveland Clinic Foundation, or the CCF, for the exclusive license of the CCF's patents in the field of non-pulsatile, centrifugal flow ventricular assist devices for the treatment of congestive heart failure and a related agreement for continued research and development on the CorAide(TM) ventricular assist device that had been a joint development effort of the CCF and the National Institutes of Health. The unique, magnetically suspended flow pumping mechanism of the CorAide(TM) device uses moving blood as its lubricating system. Arrow considers the CorAide to be one of the most promising, continuous flow bridge-to-transplant devices currently in development and believes it may represent a future generation permanent ventricular assist device if human organ systems prove to be adaptable to non-pulsatile blood flow over a long period of time.

          During fiscal 2005, the Company continued its previously reported European clinical trials of the CorAide(TM)LVAS. The clinical trial results to date have been encouraging, showing that the CorAide is operating as expected. Since the resumption of the European clinical trials in February 2005, there have been no issues with hemolysis, thrombosis or with the performance of the device itself. In addition, the device has provided patients with a much improved quality of life, in many cases allowing them to live at home. The Company recognizes that while the clinical investigators are pleased with the performance of the device, these results are relatively preliminary and the number of patients is small, making it too early in the trial process to draw definitive conclusions regarding the long-term viability of the device. The Company plans to continue these clinical trials throughout fiscal year 2006.

                                      (5)

       The Company views the CorAide(TM) LVAS as a long-term development program. The current version of the CorAide(TM) device is not fully implantable and is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function. The Company believes that the CorAide(TM)'s smaller size, less invasive surgical approach and inherently simpler design promises better opportunities for broader market acceptance than currently marketed LVAS devices.

        HemoSonic. During fiscal 2005, the Company continued to support its HemoSonic(TM) cardiac output monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company is currently developing a second generation version of the device that will have a more extensive feature set, which the Company believes will be more user-friendly and better able to meet the needs of a broader range of clinicians. Market evaluation of the second generation device is expected to begin in calendar year 2006.

       LionHeart(TM)LVAS. As announced on April 7, 2005, the Company's Board of Directors decided to discontinue the development, sales and marketing programs related to its Arrow LionHeart LVAS, a fully implantable device providing long-term cardiac assist for patients having insufficient left ventricular heart function. This decision was based on the Company's review of ventricular assist technology trends, its experience in marketing the device in Europe, the input it received from the medical community, as well as the data and analysis of the outside consultants it retained to analyze the long-term commercial opportunity for this product. In addition, the Company thoroughly assessed the significant additional time and investment required to maximize the potential of the LionHeart. Based on consideration of all of these factors, the Board determined that the LionHeart was not economically viable for the Company, as it would not realize adequate returns for its shareholders in an acceptable period of time.

Manufacturing and Production Technology

       Arrow has developed the core technologies that the Company believes are necessary for it to design, develop and manufacture complex, high quality catheter-related medical devices. This technological capability has enabled the Company to develop internally many of the major components of its products and reduce its unit manufacturing costs. To help further reduce manufacturing costs and improve efficiency, the Company has increasingly automated the production of its high-volume products and plans to continue to make significant capital expenditures to improve efficiency and reduce operating costs.

       Raw materials and purchased components essential to Arrow's business have typically been available within the lead times required by the Company and, consequently, procurement has not historically posed any significant problems in the operation of the Company's business. Although the Company currently maintains single suppliers for certain of its out-sourced components, particularly those used in the AutoCAT(R)2WAVE(TM), it is exploring alternative vendors for most of these items.

       As previously reported, in April 2004, the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. The first phase of this effort includes the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and in Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005 and is ongoing.

Patents, Trademarks, Proprietary Rights and Licenses

       Arrow believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. Arrow currently holds numerous U.S. and foreign patents and patent applications that relate to aspects of the technology used in certain of the Company's products, including its radial artery catheter, percutaneous sheath introducer, interventional diagnostic sheath and catheter products, CorAide(TM) left ventricular assist device, esophageal ultrasound probe jacket and intra-aortic balloon pump products.

       In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, under varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. All existing patents owned by or licensed to the Company relating to any of its major products expire after fiscal 2006.

       There can be no assurance that patent applications owned by or licensed to the Company will result in the issuance of patents or that any patents owned by or licensed to the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by others.

       From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. The Company is currently a defendant in a lawsuit in the United States District Court in the Southern District of New York, in which the plaintiffs, Thierry Pourchez and Bard Access Systems Inc., allege that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until later in calendar 2005 or early 2006, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patent and that, consequently, it has meritorious legal defenses with respect to this action. Although the ultimate outcome of this action is not expected to have a material adverse effect on the Company's business


                                      (6)
or financial condition, whether an adverse outcome in this action would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

         The Company is currently a plaintiff in a patent infringement lawsuit in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of two patents covering the PTD, is also a plaintiff and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these two patents. A trial is anticipated during calendar year 2006.

             The Company also commenced a patent infringement lawsuit in the United States District Court in Boston, Massachusetts against Spire Corporation of Bedford, Massachusetts. The Company is the owner of United States Patent No. 6,872,198, which covers a method of inserting a double-Y-shaped multi-lumen catheter. The Company has alleged that the use of Spire's Pourchez RetrO(TM) High Flow Kink-Resistant Catheter infringes this patent. The case is at the beginning of the discovery phase, and trial is anticipated during calendar year 2007.

        Arrow owns a number of registered trademarks in the United States and, in addition, has obtained registration in many of its major foreign markets for the trademark ARROW(R) and certain other trademarks.

Government Regulation

       As a developer, manufacturer and marketer of medical devices, Arrow is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory agencies in jurisdictions in which the Company sells its products. These regulations govern the introduction, marketing and distribution of medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, operating restrictions, withdrawal of marketing clearances or approvals, and civil and criminal penalties, including exclusion under Medicaid or Medicare, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes or the FDA enforcement program will not have a material adverse effect on the Company.

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

       Through the Medical Device User Fee and Modernization Act of 2002, the FDA increased its oversight of businesses involved with the reprocessing of single use medical devices, or SUDs. The regulation was amended to require reprocessing labeling, clarify submission pathways and define the requirements for validation of cleaning, sterilizing and functional performance of reprocessed SUDs. The improved guidance to reprocessors facilitates the reprocessing business and may result in increased competition and price erosion.

        On occasion, the Company has received notifications, including warning letters, from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. In addition, from time to time the Company has recalled, or issued safety alerts on, certain of its products, including its voluntary recall in December 2004 of NeoCare's NeoPICC Catheters.

        In June and August 2005, the Company received three warning letters from the FDA. The first letter related to the FDA's March 31 to April 11, 2005 inspection of the Company's Mount Holly, New Jersey facility, where it manufactures the Arrow Trerotola PTD(TM) Percutaneous Thrombolytic Device (the "PTD"). The other two letters related to the Company's Neo[heart]Care manufacturing operations following the FDA's December 2 to December 22, 2004 inspection of the Company's Reading, Pennsylvania facility with respect to oversight of its Neo[heart]Care manufacturing operations and the FDA's December 6 to December 20, 2004 inspection of the Company's San Antonio, Texas facility where it formerly manufactured Neo[heart]Care's NeoPICC Catheters prior to its termination of operations at this facility and integration of such operations into other existing facilities. The warning letters referred to Form 483 inspectional observations that the FDA had previously issued concerning the PTD's and Neo[heart]Care's non-conformance with certain Quality System Regulations for medical devices. The Company previously responded to these observations with specific actions to correct this non-compliance, including, as previously reported, the temporary cessation of the manufacture and sale of its entire Neo[heart]Care product line and, with respect to the PTD, the implementation and enhancement of procedures relating to non-conforming product, production and process control, and inspection of finished product, as well as related additional training of operation personnel. The Company responded to the warning letters within the required time periods, describing the specific follow-on corrective actions it has taken, and reiterating its commitment to enhancing its good manufacturing practices and quality systems

                                      (7)

        As part of its Project Operational Excellence program, in February 2005 the Company engaged Quintiles Consulting, a provider of global consulting services to the medical device, pharmaceutical and biologics industries, to assist its project teams in implementing rigorous compliance procedures that in many respects are expected to exceed those meeting existing regulatory requirements, with the objective of achieving the highest practicable levels of product quality assurance. As announced on November 2, 2005, to further support the Company's continuing efforts to enhance its quality system compliance and address the FDA's concerns, Arrow named Kenneth E. Imler, who had been the lead consultant from Quintiles working on-site at the Company in connection with the enhancement of its compliance procedures, to the newly created position of Senior Vice President of Regulatory Affairs and Quality Assurance. Mr. Imler will manage and oversee the Company's Regulatory Affairs and Quality Assurance systems, programs and personnel.

         To date, no FDA warning letter, recall or safety alert has had a material adverse effect on the Company, but there can be no assurance that any such event would not have such an effect in the future.

        In the early to mid 1990s, the review time by the FDA to approve medical devices for commercial release lengthened, and the number of marketing clearances and approvals decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process for new medical products. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FDA review process will not continue to delay the Company's introduction of new products in the U.S. in the future. In addition, many foreign countries have adopted more stringent regulatory requirements that also have added to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance or approval for the Company's new product offerings could have a material adverse effect on the Company's business, financial condition or results of operations.

Health Care Cost Containment and Third Party Reimbursement

        Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, insurance coverage and payment policies, and managed-care arrangements, are continuing in the United States and in many other countries where the Company does business. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement such third party payors will pay to hospitals, other medical institutions and physicians for particular products, procedures or treatments. The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets in the U.S. where Arrow has 80% or greater market share, and protecting that market share has affected the Company's pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. The Company anticipates that the U.S. Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. There can be no assurance that any such reforms will not have a material adverse effect on the Company's business, financial condition or results of operations.

Competition

       Arrow faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small, start-up enterprises to companies that are larger than Arrow with greater financial and other resources. In addition, in response to concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The Company believes that its products are competing primarily on the basis of product differentiation, product quality and cost-effectiveness, and that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting the Company to respond more effectively to competitive pricing in an environment where its ability to increase prices is limited.

Environmental Compliance

       The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of its business, the Company is involved in the handling, storing and disposal of materials which are classified as hazardous.

       The Company believes that its operations comply in all material respects with applicable environmental laws and regulations. Although the Company continues to make any necessary capital and operational expenditures for protection of the environment, it does not anticipate that these expenditures will have a material adverse effect on its business, financial condition or results of operations.


Product Liability and Insurance

                                      (8)

       The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability. The Company's products are used in surgical and intensive care settings with seriously ill patients. Although the Company believes that, based on claims made against the Company in the past, the amount of product liability insurance maintained by the Company is adequate, there can be no assurance that such insurance will be available, or in an amount sufficient to satisfy claims made against the Company in the future, or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. The Company's primary global product liability insurance policy is on a claims made basis. Product liability claims in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, reputation, its ability to attract and retain customers for its products, and its results of operations.

Employees

       As of October 1, 2005, the Company had approximately 3,700 full-time employees, of which 274 were hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities. These hourly-paid employees are represented by the United Steelworkers of America AFL-CIO, Local 8467 (the "Union"). The Company and the Union are currently operating under a three-year agreement that expires in August 2006. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.

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

Certain Risks Relating to Arrow

From time to time, in both written reports and in oral statements by the Company's senior management, expectations and other statements are expressed regarding the Company's future performance. These forward-looking statements are inherently uncertain and investors must recognize that events could turn out to be different than such expectations and statements. Key factors impacting the Company's current and future performance are discussed elsewhere in this report and in the Company's other filings with the SEC. In addition to such information, investors should consider the following risk factors in evaluating the Company and its business, as well as in reviewing forward-looking statements contained in this report and in the Company's other periodic reports that it files with the SEC and in oral statements made by its senior management. The Company's actual results could differ materially from such forward-looking statements due to material risks, uncertainties and contingencies, including, without limitation, those discussed below.

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


    Certain of the Company's products under development, including its CorAide(TM) ventricular assist device, require approval through the more rigorous PMA application process. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has approved PMA applications within the allotted time period, review more often occurs over a significantly protracted period, usually 18 to 36 months, and a number of devices have never been cleared for marketing.


                                      (9)

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

       The FDA often requires post-market surveillance requirements for significant risk devices, such as ventricular assist devices, that require ongoing collection of clinical data during commercialization, which must be gathered, analyzed and submitted to the FDA periodically for up to several years. These data collection requirements can be burdensome.

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

     Medical device laws are also in effect in many of the countries outside the U.S. in which the Company does business. These laws range from comprehensive device approval and quality system requirements for some or all of the Company's products to simpler requests for product data, certifications or compliance with packaging or labeling requirements. Many of the regulations applicable to the Company's products in foreign countries are similar to those of the FDA and the number, scope and stringency of these requirements are increasing, which is adding to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting such releases. For example, in the European Union, a single regulatory approval process has been created, with approval represented by the CE-mark. Although the Company has to date received authorization to CE-mark many of its more innovative products, including its Cannon Catheter(TM), there can be no assurance that its other products under development will be able to meet this stringent requirement for marketing a medical device in the European Union. In addition, the Company is required to notify the FDA if it exports to certain countries medical devices manufactured in the U.S. that have not been approved by the FDA for distribution in the U.S.

       Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, operating restrictions, withdrawal of clearances or approvals, and civil and criminal penalties, including exclusion under Medicaid or Medicare, any one or more of which could have a material adverse effect on its business, financial condition and results of operations. Federal, state, local and foreign laws and regulations regarding the development, manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Health Care Cost Containment and Third Party Reimbursement

       The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although its products are used primarily for non-optional medical procedures, the Company believes that the overall, escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services. In the United States, these cost pressures have led to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. Third party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. As a result, even though a new medical device may have been approved by the FDA, the Company may find limited demand for the device until reimbursement approval has been obtained from governmental and private third party payors. In international markets, reimbursement systems vary significantly by country. Many international markets have government managed health care systems that control reimbursement for certain medical devices and procedures and, in most such markets, there also are private insurance systems which impose similar cost restraints. There can be no assurance that hospital

                                      (10)
purchasing decisions or government or private third party reimbursement policies in the United States or in international markets will not adversely affect the profitability of the Company's products.

       In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers tend to be larger, more complex and involve more long-term contracts than in the past. The enhanced purchasing power of these larger customers may also increase the pressure on pricing of the Company's products.

        Several comprehensive health care reform proposals have been, and continue to be, considered by the U.S. Congress. While none of these proposals have to date been adopted, the intent of these proposals was, generally, to expand health care coverage for the uninsured and reduce the rate of growth of total health care expenditures. In addition, certain states have made significant changes to their Medicaid programs and have adopted various measures to expand coverage and limit costs. Several foreign countries in which the Company does business are also considering, and in some countries have already adopted, similar reforms to limit the growth of health care costs, including price regulation. Implementation of government health care reform, and other efforts to control costs may limit the price of, or the level at which reimbursement is provided for, the Company's products. The Company anticipates that the U.S. Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. There can be no assurance that any such reforms will not have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Patents and Proprietary Rights

       The Company owns numerous U.S. and foreign patents and has several U.S. and foreign patent applications pending. The Company also has exclusive license rights to certain patents held by third parties. These patents relate to aspects of the technology used in certain of the Company's products. In addition, certain of the Company's patents are due to expire within the next two years and the Company may be unsuccessful in its efforts to extend these patents through improvement patents or modifications. The failure to maintain its patents could have a material adverse effect on the Company. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Successful litigation against the Company regarding its patents or infringement of the patent rights of others could have a material adverse effect on its business, financial condition and results of operations. In addition, there can be no assurance that pending patent applications will result in issued patents or that patents issued to or licensed-in by the Company will not be challenged or circumvented by competitors or found to be valid or sufficiently broad to protect its technology or to provide it with any competitive advantage. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to its trade secrets. The Company expends significant resources to monitor and enforce its intellectual property rights. However, it may not be able to detect infringement and its competitive position in the industry could be materially adversely affected.

       There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Historically, litigation has been necessary to enforce and defend certain patent and trademark rights held by the Company. Future litigation may be necessary to enforce patent and other intellectual property rights belonging to the Company, to protect its trade secrets or other know-how owned by it, or to defend itself against claimed infringement of the rights of others and to determine the scope and validity of its and others' proprietary rights. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, require it to seek licenses from third parties for significant royalties or prevent it from manufacturing, selling or using certain of its products, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Operations

       Because the Company generates significant sales outside of the United States and many of its manufacturing facilities and suppliers are located outside of the U.S., it is subject to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles and problems in collecting accounts receivable; risks arising from a specific country's or region's political or economic conditions, including the possibility of terrorist actions; fluctuations in currency exchange rates; foreign exchange controls that restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; changes in foreign medical reimbursement policies and programs; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of the Company's international operations. As the Company's revenues from international operations increase, an increasing portion of its revenues and expenses are being denominated in currencies other than U.S. dollars and, consequently, changes in exchange rates are having a greater effect on its operations. Inventory management is a concern in international operations due to the potential for rapidly changing business conditions and currency exposure. There can be no assurance that such factors will not have a material adverse effect on the

                                      (11)

Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to regulation of medical devices, labor, taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

Supply Interruptions

       Raw materials and purchased components relating to the Company's business have typically been available within the lead times required by the Company. However, there can be no assurance that they will continue to be available on the same terms. The Company maintains single suppliers for certain of its out-sourced components, and, although it is exploring alternative vendors for most of these items, there can be no certainty that suitable alternative vendors can be identified. Furthermore, the Company does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with this regulatory process. If the Company is unable to obtain these raw materials or there is a significant increase in the price of materials or components, its business could be harmed.

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


Item 2.  PROPERTIES

       Arrow's corporate headquarters and principal research center, which is owned by the Company, is located in a 165,000 square foot facility in Reading, Pennsylvania. This facility, which also includes manufacturing space, is located on 126 acres.

       Other major properties owned by the Company include a 203,800 square foot manufacturing and warehousing facility in Asheboro, North Carolina, which was recently expanded in fiscal 2005 to accommodate increased production and shipping requirements; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; a 40,000 square foot manufacturing facility in Chihuahua, Mexico; a 24,300 square foot manufacturing facility in San Antonio, Texas acquired in connection with the Company's acquisition of the Neo[heart]Care(R) product line in March 2003, which the Company expects to sell in fiscal 2006 as part of its plans to consolidate certain of its manufacturing operations; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; and an 88,000 square foot manufacturing and research facility in the Czech Republic. The Company has also begun construction of an additional manufacturing site in Zdar, Czech Republic and has acquired an additional 110,000 square foot manufacturing site near its existing plant in Chihuahua, Mexico as part of its previously reported multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations, as further described elsewhere in this report.

       In addition, the Company leases a 55,000 square foot manufacturing facility in Everett, Massachusetts; a 21,000 square foot sales office and distribution center in Hicksville, New York; a 22,500 square foot manufacturing facility in Camargo, Mexico; and a

                                      (12)

19,000 square foot office center in Wyomissing, PA. The Company recently moved its European Distribution Center, previously situated in Weesp, Netherlands, to the Limberg region of Belgium and currently leases office and warehouse space at both facilities. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, Spain, Italy, Slovakia and Greece, and sales office space in Mexico.

       The Company considers all of its facilities to be in good condition and adequate to meet the present and reasonably foreseeable needs of the Company. The Company believes that it will be able to renew all leases that it intends to renew on commercially reasonable terms as they become due or, if it is unable to renew them, that suitable replacement space would be available on commercially reasonable terms.


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

                                      (13)

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2005 through the solicitations of proxies or otherwise.

Executive Officers

       The executive officers of Arrow and their ages and positions as of November 1, 2005 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.

     Name                        Age       Current Position
     ----                        ---       -----------------
     Carl G. Anderson, Jr.       60        Chairman and Chief Executive Officer

     James T. Hatlan             58        Senior Vice President - Manufacturing

     Frederick J. Hirt           57        Senior Vice President-Finance and Chief Financial
                                           Officer

     Carl W. Staples             54        Senior Vice President-Human Resources

     Kenneth E. Imler            56        Senior Vice President-Regulatory Affairs
                                           and Quality Assurance

     John C. Long                40        Vice President - Secretary and Treasurer


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

        Mr. Hatlan was elected Senior Vice President - Manufacturing effective October 27, 2004 and served as Vice President - Strategic Planning of the Company since September 2003. Prior to joining the Company, Mr. Hatlan served in several executive positions at ABC School Supply, Inc., a producer of materials and equipment for public and private schools, including as Chairman from 1997 to 2002, and held various senior management positions at James River Corporation, Tambrands Inc. and Procter & Gamble from 1972 to 1996.

        Mr. Hirt was elected Senior Vice President - Finance and Chief Financial Officer effective October 27, 2004 and served as Vice President - Finance and Chief Financial Officer of the Company since August 1998. From August 1998 until January 2003, he also served as Treasurer of the Company. Prior to joining the Company, from 1980 to 1998, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., the latest as Vice President, Accounting and Reporting. From 1972 to 1980, Mr. Hirt served in several accounting positions at the international accounting firm of Coopers & Lybrand, the latest as audit manager.

        Mr. Staples was elected Senior Vice President, Human Resources effective October 27, 2004 and served as Vice President, Human Resources of the Company since September 2002. Prior to joining the Company, Mr. Staples served as Vice President Human Resources and in various other human resources capacities with CIBA Specialty Chemicals, a manufacturer of specialty chemicals, from 1989 through August 2002. From 1974 to 1989, Mr. Staples served in various human resources-related positions with Sara Lee Corporation, Bausch & Lomb Incorporated, Rockwell International, and Union Carbide Corporation.

        Mr. Imler was elected Senior Vice President Regulatory Affairs and Quality Assurance effective November 1, 2005. Prior to joining the Company, Mr. Imler served as Principal Consultant for Quintiles Consulting, a leading quality systems and regulatory


                                      (14)
consulting firm to the medical device, pharmaceutical and biologics industries, from April 1999 to October 2005. As described in Item 1 of this report, the Company engaged Quintiles in February 2005 to assist it in implementing rigorous compliance procedures to achieve the highest practicable levels of product quality assurance as part of its Project Operational Excellence program. From March 1997 to April 1999, Mr. Imler served as President and principal of KEI consulting, a private quality assurance and regulatory affairs consulting company. From 1995 to 1997, Mr. Imler served as Director of Quality Assurance and Regulatory Affairs for Medtronic Blood Management, a developer and manufacturer of hemostasis and thrombosis in-vitro diagnostics and auto transfusion systems. From 1993 to 1995, Mr. Imler served as Director of Quality Assurance and Regulatory Affairs for COBE Renal Care, a developer and manufacturer of renal dialysis equipment and disposables. From 1986 to 1993, Mr. Imler served as Director of Quality Assurance and Regulatory Affairs for Medtronic Heart Valve Division, a developer and manufacturer of biologic heart valves and associated cardiac surgery devices. Prior to 1986, Mr. Imler held various management positions in Quality Assurance and Regulatory Affairs at SmithKline/Beckman Instruments, a developer and manufacturer of clinical laboratory equipment and in-vitro diagnostics, and Behring Diagnostics, a developer and manufacturer of in-vitro diagnostics.

          Mr. Long has served as Vice President and Treasurer of the Company since January 2003 and also as Secretary since April 2004, and served as Assistant Treasurer from 1995 to January 2003. Prior to joining the Company, Mr. Long served as Controller for the Jaindl Companies, a group of privately held companies involved in agribusiness and real estate development, from 1989 to 1995. From 1986 to 1989, Mr. Long was employed in the Allentown office of Concannon, Gallagher, Miller & Co., CPA's. Mr. Long also serves as a director of American Bank Incorporated, a regional commercial bank.


                                      (15)

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

                                                     Price per Share
                                       =============================================
Quarter Ended                               High                       Low                     Dividends per Share
============================           =============================================        ===========================
August 31, 2005                           $33.2400                   $29.6000                       $0.1500
May 31, 2005                              $36.0200                   $31.4800                       $0.1500
February 28, 2005                         $34.6800                   $30.6000                       $0.1500
November 30, 2004                         $31.3000                   $27.2100                       $0.0900

August 31, 2004                           $32.7200                   $26.6100                       $0.0900
May 31, 2004                              $31.2800                   $26.6200                       $0.0900
February 29, 2004                         $29.3700                   $24.6100                       $0.0900
November 30, 2003                         $27.1000                   $22.4300                       $0.0800

       As of October 1, 2005, there were approximately 489 registered shareholders of the Company's common stock.

Issuer Purchases of Equity Securities

       The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under a share repurchase program announced on March 23, 1999 (for up to 2,000,000 shares) and extended on April 6, 2000 (for up to an additional 2,000,000 shares). As of August 31, 2005, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57,532,444 since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) during fiscal 2005.


            For the Fiscal Year Ended
                 August 31, 2005                                              Total Program to Date
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

                                      (16)

Item 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial data for the years ended August 31, 2005, 2004, 2003, 2002 and 2001 have been derived from the Company's audited consolidated financial statements. The consolidated financial statements of the Company as of August 31, 2005 and 2004 and for each of the three years in the period ended August 31, 2005, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, are included in Item 8 of this report. The following data should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this report.

                                                  2005            2004           2003            2002            2001
                                               ------------    -----------    ------------    ------------    ------------
                                                                (In thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales                                        $ 454,296      $ 433,134       $ 380,376       $ 340,759       $ 334,042
Cost of goods sold                                 240,457        208,687         190,246         169,625         158,573
     Gross profit                                  213,839        224,447         190,130         171,134         175,469
Operating expenses
     Research and development                       29,692         30,374          28,170          26,165          25,209
     Selling, general, and administrative          128,232        110,192          89,354          78,406          78,499
     Restructuring charge                            1,886            208               -               -               -
     Special charges*                                    -              -           8,000           8,005               -
       Total operating expenses                    159,810        140,774         125,524         112,576         103,708
Operating income                                    54,029         83,673          64,606          58,558          71,761

Other expenses (income), net                          (795)           796          (2,312)            781           2,291
Income before income taxes                          54,824         82,877          66,918          57,777          69,470
Provision for income taxes                          15,311         26,935          21,248          18,777          22,925
                                               -----------    -----------    ------------    ------------    ------------

Net income                                       $  39,513      $ 55,942        $ 45,670        $ 39,000        $ 46,545
                                               ===========    ===========    ============    ============    ============


Basic earnings per common share                  $    0.89      $   1.28        $   1.05        $   0.89        $   1.06
                                                 =========      =========       =========       =========       =========

Diluted earnings per common share                $    0.88      $   1.26        $   1.04        $   0.88        $   1.05
                                                 =========      =========       =========       =========       =========

Cash dividends per common share                  $  0.5400      $ 0.3500        $ 0.1950        $ 0.1375        $ 0.1275

Weighted average shares used in computing
   basic earnings per common share                  44,300        43,559          43,399          43,826          43,991

Weighted average shares used in computing
   diluted earnings per common share                45,008        44,302          43,773          44,211          44,241


       All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.


                                      (17)

                                                       2005            2004           2003            2002             2001
                                                    ------------    -----------    ------------    ------------    ------------
                                                                     (In thousands, except per share amounts)
Balance Sheet Data:
Working capital                                        $238,606       $209,602        $163,914       $ 157,162       $ 110,227
Total assets                                           $600,490        549,208         493,897         426,776         418,209
Notes payable and current maturities of
   long-term debt                                        27,945         29,056          28,731          16,432          50,722
Long-term debt, excluding current maturities                  -              -           3,735             300             600
Shareholders' equity                                    478,507        446,331         390,646         360,356         326,089

       Certain prior period amounts in the table above have been reclassified to conform to the fiscal 2005 presentation (see Notes to Consolidated Financial Statements - Note 1 in Item 8 of this report).

* See Notes to Consolidated Financial Statements - Note 2 in Item 8 of this report for a description of the special charges recorded in fiscal 2003. The Company recorded special charges in the fourth quarter of fiscal 2002 amounting to a total of $8,005 relating to the matters described below. Intangible assets in the aggregate amount of $4,715 were written off relating to purchased technologies the Company has decided not to support for (1) Pullback Atherectomy Catheterization (PAC), (2) Intra-aortic balloon (IAB) pumping software and (3) microwave ablation technology . The Company's special charge relating to the PAC resulted from its discontinuation of support for this development project due to changes in the market outlook for this device. The special charge related to the IAB pumping software resulted from the Company's decision to evaluate a new pump which would not utilize this software. The special charge relating to microwave ablation resulted from the Company's decision to discontinue its efforts to further develop this technology for treating liver ablation. Also included in the special charge is the write-off of an investment of $2,000 in a developer and manufacturer of systems to measure certain cardiac functions due to the developer's uncertain access to future financing and unfavorable financial condition. Finally, due to a delay in obtaining CE mark approval to sell the Arrow LionHeart(TM) LVAS, in Europe, the Company incurred $1,290 of manufacturing variances related to systems being produced for market introduction.


                                      (18)

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

Executive Overview

       Arrow is a worldwide developer, manufacturer and marketer of a broad range of clinically advanced, disposable catheters, heart assist devices and related products for critical and cardiac care. The Company markets its products to physicians and hospitals through a combination of direct selling, independent distributors and group purchasing organizations. Within each hospital, marketing efforts are targeted to those physicians, including critical care specialists, cardiologists, anesthesiologists, interventional radiologists, nephrologists, emergency and trauma physicians, electrophysiologists and surgeons, most likely to use the Company's products. The Company's largest geographical markets are the United States, Europe and Japan.

       The Company's revenues are generated from sales of its products, less certain related charges, discounts, returns and other allowances. The Company's costs and expenses consist of costs of goods sold; research and development expense; selling, general and administration expense; and other expenses (income). Costs of goods sold consist principally of costs relating to the manufacture and distribution of the Company's products. Research and development expense consists principally of expenses incurred with respect to the Company's internal research, development and engineering activities to introduce new products to market and enhance its existing products, payments for third-party research and development activities, and acquired in-process research and development costs arising from the Company's acquisition activities. Selling, general and administrative expense consists principally of costs associated with the Company's marketing and sales efforts and administrative operations and commitments. Other expenses (income) consists principally of interest expense on the Company's outstanding indebtedness, interest income and other items, such as foreign currency exchange gains and losses, which may impact the comparability of the Company's results of operations between periods.

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

       The Company is focused on improving operating margins and sales growth by increasing the efficiency and overall capacity of its manufacturing operations while maintaining effective cost-containment programs. In this regard, in April 2004, the Company initiated a multi-year capital investment plan to increase its worldwide manufacturing capacity to better meet customer demand and rationalize its production operations, the first phase of which entails the construction and acquisition of additional manufacturing facilities in the Czech Republic and Mexico, and is ongoing. The Company is also in the process of consolidating certain of its U.S.-based manufacturing operations, improving its production technology by investing in new, state-of-the-art manufacturing equipment and processes, and implementing enhanced good manufacturing practices and compliance procedures to achieve the highest practicable levels of product quality assurance, all as part of its Project Operational Excellence program. In addition, in recent years, the Company has improved gross profit margins through selective acquisitions of some of its distributors and/or distribution rights in key U.S. and international markets, thereby increasing the percentage of its sales generated by its direct sales force.

       The Company faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small start-up enterprises to companies that are larger than Arrow with greater financial and other resources. In addition, in response to concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets in the U.S. where Arrow has 80% or greater market shares, and protecting that market share has affected the Company's pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. The Company believes that its comprehensive manufacturing capability, which as described above is in the process of being expanded, enables it to expedite the development and market introduction of new products and to reduce manufacturing costs, thereby permitting it to respond more effectively to competitive pricing in an environment where its ability to increase prices is limited.

       Management's discussion and analysis (MD&A) begins with an examination of the material changes in the Company's operating results for fiscal 2005 as compared to fiscal 2004, and its operating results for fiscal 2004 as compared to fiscal 2003. The discussion then provides an examination of liquidity and capital resources, focusing primarily on material changes in operating, investing and financing activities as depicted in the Company's consolidated statements of cash flows included in Item 8 of this report, information on the Company's available credit facilities and a summary of its outstanding contractual obligations. Finally, MD&A provides information on critical accounting policies and estimates and new accounting standards.


                                      (19)

                              Results of Operations

       The following table presents for the three years ended August 31, 2005 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period percentage changes in the dollar amounts of the respective line items.

                                                                                          Period-to-Period
                                                Percentage of Net Sales                  Percentage Change
                                           ----------------------------------    -----------------------------------
                                                                                   2005         2004         2003
                                                 Year ended August 31,              vs           vs           vs
                                           ----------------------------------
                                              2005         2004         2003         2004         2003         2002
                                           --------     --------     --------    ---------    ---------    ---------

Net sales                                    100.0 %      100.0 %      100.0 %       4.9 %        13.9 %       11.6 %
Gross profit                                  47.1         51.8         50.0        (4.7)         18.0         11.1
Operating expenses:
     Research and development                  6.5          7.0          7.4        (2.3)          7.8          7.6
     Selling, general and
          administrative                      28.2         25.4         23.5        16.3          23.3         14.0
     Restructuring charge                      0.5          0.1            -       806.7             *            *
     Special charges**                           -            -          2.1           -           0.0          0.0
                                           -------------------------------------------------------------------------
Operating income                              11.9         19.3         17.0       (35.5)         29.6         10.2

Other expenses (income), net                  (0.2)         0.1         (0.6)     (199.9)       (134.4)       396.0
Income before income taxes                    12.1         19.2         17.6       (33.9)         23.9         15.7
Provision for income taxes                     3.4          6.3          5.6       (43.2)         26.8         13.2
                                           --------     --------     --------    ---------    ---------    ---------

Net income                                     8.7 %       12.9 %       12.0 %     (29.3)%        22.3 %       17.2 %

*  Not a meaningful comparison
** See Item 8. Financial Statements and Supplementary Data in this report for a description of special charges

Fiscal 2005 Compared to Fiscal 2004

Net Sales
---------
Net sales increased by $21.2 million, or 4.9%, to $454.3 million in fiscal 2005 from $433.1 million in fiscal 2004 due primarily to an increase in critical care sales, as well as an increase in cardiac care sales and a favorable foreign exchange impact during fiscal 2005 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for fiscal 2005 of $5.5 million or 1.3% of total Company sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and rebates. The following is a summary of the Company's sales by product platform:

Sales by Product Platform                                                     For the years ended
(in millions)
                                                                  August 31, 2005             August 31, 2004
                                                                  ---------------             ---------------
       Central venous catheters                                       $235.2                       $ 222.7
       Specialty catheters                                             142.3                         135.1
       Non-Arrow distributed products                                    7.9                          12.0
                                                                         ---                          ----
            Subtotal critical care                                     385.4                         369.8
       Cardiac care                                                     68.9                          63.3
                                                                        ----                          ----
            TOTAL                                                     $454.3                       $ 433.1
                                                                      ======                       =======



                                      (20)

Sales of critical care products increased 4.2% to $385.4 million from $369.8 million in fiscal 2004 due primarily to increased sales of central venous catheters and specialty catheters, offset by decreased sales of products distributed by Stepic Medical, the Company's former New York City distributor, the net assets of which it acquired in September 2002. Sales of central venous catheters increased in fiscal 2005 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, offset in part by decreased sales of neonatal products resulting from the Company's previously reported decision in January 2005 to temporarily cease manufacturing, shipping and selling of its Neo[heart]Care(R) product line until it completes the integration of its Neo[heart]Care(R) manufacturing operations and implementation of all corrective actions in response to previously reported FDA compliance concerns. Sales of specialty catheters increased in fiscal 2005 due to improved sales of arterial products, special procedure products, intravenous and extension sets, and epidural products. Sales of cardiac care products increased 8.8% to $68.9 million from $63.3 million in fiscal 2004 due primarily to increased international sales of both intra-aortic balloon pumps and Super Arrow-Flex(R) products. Total Company U.S. sales decreased 0.8% to $277.6 million from $279.9 million in the prior year principally as a result of decreased sales of products distributed by Stepic Medical and decreased sales of neonatal products for the reason described above, offset in part by increased sales of specialty catheters. International sales increased by 15.3% to $176.7 million from $153.2 million in the prior year, principally as a result of increased sales of central venous catheters, specialty catheters, IAB catheters and pumps, Super Arrow-Flex(R) products and the effect of foreign currency exchange rates, as noted above. International sales represented 38.9% of net sales in fiscal 2005, compared to 35.4% in fiscal year 2004.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 37% in fiscal 2005 from 36% in the comparable prior year period for total Company sales. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 64% in fiscal 2005 from 62% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 9% in fiscal 2005 from 7% in the comparable prior year period for total Company sales. The safety device procedure kit conversion percentages for the U.S. market in fiscal 2005 increased to 17% from 14% in the comparable prior year period.

Gross Profit
------------
Gross profit decreased 4.7% to $213.8 million in fiscal 2005 from $224.4 million in fiscal 2004. As a percentage of net sales, gross profit decreased to 47.1% in fiscal 2005 compared to 51.8% in fiscal 2004. The decrease in gross margin was due primarily to several items, including the following: (1) the recording of a $12.4 million reserve in the fourth quarter of fiscal 2005 primarily for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts), consisting of $5.0 million of critical care product raw materials, semi-finished and finished goods, $3.5 million of Hemosonic components and $3.9 million of IAB inventories, which was due primarily to a change in the fourth quarter of fiscal 2005 from an order point to a Materials Requirement Planning system and an analysis in greater detail of planned future usage as compared to inventory quantities on hand; as a result, the Company was able to modify its estimates used to account for excess inventory; (2) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart LVAS as a consequence of the Board of Directors' decision in April 2005 to discontinue the development, sales and marketing programs related to the LionHeart; (3) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program; (4) a $2.1 million write off of manufacturing equipment no longer in use based on physical inventories in the fourth quarter of fiscal 2005 of the Company's worldwide equipment; (5) lower margins realized in fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities"; and (6) unfavorable inventory adjustments in fiscal 2005 resulting from the scrapping of returned goods and periodic cycle counting of inventories. This negative impact on margins relative to the prior fiscal year was offset in part by the following:
(1) a $3.5 million reduction in depreciation expense in the fourth quarter of fiscal 2005 for a correction of fixed asset lives related to manufacturing equipment in the Company's non-U.S. facilities, as those lives were shorter than those prescribed by the Company's policy; (2) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R); (3) higher than average margins realized on increased sales of renal access products during fiscal 2005 associated with the Company's acquisition of Diatek in November 2002; and (4) higher cost of sales in fiscal 2004 due to the Company's write off of $3.1 million of inventory in the third quarter of fiscal 2004 for certain LionHeart components that became obsolete with the Company's decision during that quarter not to proceed with the LionHeart Phase II U.S. clinical trials using the first generation LionHeart power system.

Product Recall
--------------
As previously reported, on December 3, 2004 the Company announced a voluntary nationwide recall of all of its NEO[heart]PICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's Neo[heart]Care product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the FDA in conducting the voluntary recall. As of November 14, 2005, the Company had not received any product liability claims in connection with the product recall.

In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of August

                                      (21)

31, 2005, the Company had issued sales credits totaling the full $0.5 million and does not anticipate the need to issue any additional credits.

To address the inspectional observations of the FDA, the Company in January 2005 temporarily ceased the manufacture, shipment and sale of its entire Neo[heart] Care product line, including the NeoPICC Catheters. In addition, the Company moved its Neo[heart]Care manufacturing operations into its existing manufacturing structure and suspended sales until it implements all corrective actions related to the FDA's December 2004 inspections of the Company's facilities in San Antonio, Texas and Reading, Pennsylvania. Shipments of the Neo[heart]Care product line, other than the NeoPICC Catheters, are presently expected to resume in calendar year 2006. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products, which is also presently expected to occur in calendar year 2006.

The Company's fiscal 2004 Neo[heart]Care product line sales were $7.6 million. Inventories of NeoPICC Catheters at August 31, 2005 amounted to $0.3 million, which the Company had fully reserved for as of August 31, 2005. Inventories of other Neo[heart]Care products were approximately $1.4 million at August 31, 2005.

Research and Development
------------------------
Research and development expenses decreased by 2.3% to $29.7 million in fiscal 2005 from $30.4 million in the comparable prior year period. As a percentage of net sales, these expenses decreased to 6.5% in fiscal 2005 compared to 7.0% in fiscal 2004. The decrease in research and development expenses was primarily due to decreased spending in fiscal 2005 on the LionHeart program, resulting from the Company's Board of Director's decision to discontinue the development, sales and marketing programs related to its LionHeart LVAS during the third quarter of fiscal 2005, offset in part by increased expenditures for the Company's critical care product line, including incremental research and development spending on its ARROWg+ard(R) antiseptic treatment products and peripherally inserted central catheter, or PICC, products, and increased expenditures for external professional fees in connection with the Company's completion of its investigation into the root causes for its recall of the NeoPICC Catheters.

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses increased by 16.3% to $128.2 million in fiscal 2005 from $110.2 million in the comparable prior year period, and were 28.2% of net sales in fiscal 2005 compared to 25.4% in fiscal 2004. This increase was due primarily to the following factors: (1) incremental expenses related to the implementation of various special Company-wide programs, including $5.0 million related to the Company's voluntary early retirement program, $4.0 million related to the Company's review of its internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, $3.5 million incurred as a result of the Company's Project Operational Excellence program, $1.3 million in connection with the Company's corporate brand re-positioning program, and $0.5 million related to the completion of a study by an outside consulting firm of the Company's LVAS program during the first quarter of fiscal 2005; (2) increased costs of $2.0 million related to the settlement of a claim for indemnification related to a divested business during the fourth quarter of fiscal 2005 which the Company paid on November 4, 2005; (3) increased international costs, including $1.8 million related to the expansion of the Company's Italian direct sales subsidiary following the Company's acquisition of AB Medica in September 2004, $1.5 million resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, and $0.9 million related to the continued enhancement of the Company's European sales office; and (4) increased amortization expense of $1.0 million related to the intangible asset included as part of the acquisition of AB Medica in September 2004. These increases were offset in part by the following: (1) decreased expenses of $2.7 million due to a reduction in the accrual for the Company's income growth bonus plan for its executive officers and key management employees; (2) decreased expenses of $1.2 million related to legal costs associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products incurred in fiscal 2004; (3) the non-recurrence of both a $1.3 million charge for severance and other costs incurred in fiscal 2004 in connection with the reorganization of some of the Company's operations and $0.6 million charge in fiscal 2004 for a write-off of manufacturing equipment related to the LionHeart LVAS; and (4) decreased expenses of $0.3 million related to the correction of fixed asset lives associated with the Company's foreign sales subsidiaries.

Net Periodic Pension Cost
-------------------------
Net periodic pension cost is recorded in operating expenses in amounts determined by the Company's actuaries and is based on management's estimates of expected interest rates, expected rates of return on plan assets and expected compensation increases. These estimates reflect management's best judgments in the current circumstances. Actual results may differ from the estimates. Interest rate assumptions are based on market rates at the beginning of the Company's fiscal year. Expected rates of return on plan assets are based in part on the Company's historical asset portfolio performance over the prior ten year period and also on the estimated rate of return on plan assets in the future. The Company's rate of compensation increase assumption is based on its historical compensation percentage increases as well as its expected rate increases in future periods.

Restructuring Charges
---------------------
The Company recorded $1.9 million ($1.3 million after tax, or $0.03 diluted earnings per share) of restructuring charges in fiscal 2005 compared to $0.2 million ($0.1 million after tax, or less than $0.01 diluted earnings per share) in fiscal 2004 related primarily to severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan."

                                      (22)

Operating Income
----------------
Principally due to the above factors, operating income decreased 35.5% to $54.0 million in fiscal 2005 from $83.7 million in fiscal 2004.

Other (Income) Expenses, Net
----------------------------
Other (income) expenses, net, was $0.8 million of income in fiscal 2005 as compared to $0.8 million of expense in fiscal 2004, due in part to the Company earning a higher amount of interest in fiscal 2005 on its investments of cash balances. Aggregate foreign exchange losses were $0.1 million and $0.6 million in fiscal 2005 and 2004, respectively. Foreign currency contracts resulted in less than $0.1 million of gains in fiscal 2005 and $0.7 million of losses in fiscal 2004.

Income Before Income Taxes
--------------------------
As a result of the factors discussed above, income before income taxes decreased in fiscal 2005 by 33.9% to $54.8 million from $82.9 million in fiscal 2004. The Company's effective income tax rate in fiscal 2005 decreased to 27.9% from 32.5% in fiscal 2004 due primarily to (1) a reduction in the income tax provision in the fourth quarter of fiscal 2005 resulting from a shift in the mix of earnings to the Czech Republic, which carries a lower tax rate due to a tax holiday effective through August 2006, as further discussed below, (2) a reduction in taxable income without a corresponding reduction in research and development tax credits and the Extraterritorial Income Regime (the "ETI") tax deduction, and
(3) more favorable than expected fiscal 2004 research and development tax credits resulting from the completion of the Company's analysis of these credits during the second quarter of fiscal 2005. Partially offsetting these benefits that reduced the effective income tax rate was the establishment of a $1.4 million accrual for state income taxes primarily related to taxation of its intangible holding company.

U.S. Tax Matters
----------------
On October 22, 2004, the President signed The American Jobs Creation Act of 2004 (the "Act"). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the ETI over a three-year phase out period beginning in 2005. However, the phase out will still allow the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006. This new deduction begins at 3% of the Company's U.S. domestic manufacturing income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2010 and beyond. While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during 2005 and 2006 and the phase in of the new manufacturing deduction benefit from 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for fiscal 2006 and beyond.

Czech Republic Tax Holiday
--------------------------
The effective tax rate for fiscal 2005 reflects the benefits of a tax holiday in respect of the Company's Czech Republic operations. This tax holiday is effective through August 2006 and is limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased. This tax holiday resulted in a $2.8 million reduction in the Company's income tax provision for fiscal 2005, or $0.05 basic and diluted earnings per share.

Net Income
----------
Net income in fiscal 2005 decreased 29.3% to $39.5 million from $55.9 million in fiscal 2004. As a percentage of net sales, net income represented 8.7% in fiscal 2005 compared to 12.9% in fiscal 2004.

Per Share Information
---------------------
Basic earnings per common share were $0.89 in fiscal 2005, down 30.5%, or $0.39 per share, from $1.28 in fiscal 2004. Diluted earnings per common share were $0.88 in fiscal 2005, down 30.2%, or $0.38 per share, from $1.26 in fiscal 2004. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,300,408 in fiscal 2005 from 43,559,410 in fiscal 2004, primarily as a result of an increase in stock option exercises during fiscal 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,007,881 in fiscal 2005 from 44,301,960 in fiscal 2004 primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.


Fiscal 2004 Compared to Fiscal 2003

Net Sales
---------
Net sales increased by $52.7 million, or 13.9%, to $433.1 million in fiscal 2004 from $380.4 million in fiscal 2003 due primarily to an increase in critical care product sales and a favorable foreign exchange impact during fiscal 2004 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased international sales for fiscal 2004 of $10.7 million or 2.8% of total Company sales. The following is a summary of the Company's sales by product platform:

                                      (23)

Sales by Product Platform                                                     For the years ended
(in millions)
                                                                  August 31, 2004             August 31, 2003
                                                                  ---------------             ---------------
       Central venous catheters *                                    $ 222.7                       $ 186.4
       Specialty catheters                                             135.1                         124.1
       Stepic distributed products                                      12.0                          13.0
                                                                        ----                       -------
            Subtotal critical care                                     369.8                         323.5
       Cardiac care                                                     63.3                          56.9
                                                                        ----                       -------
            TOTAL                                                    $ 433.1                       $ 380.4
                                                                     =======                       =======

*Includes Diatek product sales in the second, third and fourth fiscal quarters of both years and Neo[heart]Care(R) product sales in the third and fourth fiscal quarters of both years.

Sales of critical care products increased 14.3% to $369.8 million from $323.5 million in fiscal 2003 due primarily to increased sales of central venous catheters and specialty catheters. Sales of central venous catheters increased in fiscal 2004 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments, as well as increased sales of renal access and neonatal products resulting from the Company's acquisitions of Diatek and the Neo[heart]Care(R) product line in fiscal 2003. Sales of specialty catheters increased in fiscal 2004 due to improved sales of arterial products, epidural products and intravenous and extension sets. Sales of cardiac care products increased 11.2% to $63.3 million from $56.9 million in fiscal 2003 due primarily to increased sales of intra-aortic balloon pumps, especially in international markets, and Super Arrow-Flex(R) products. Total Company U.S. sales increased 12.0% to $279.9 million from $249.9 million in the prior year principally as a result of increased sales of central venous and specialty catheters. International sales increased by 17.4% to $153.2 million from $130.5 million in the prior year principally as a result of increased sales of central venous catheters, specialty catheters and intra-aortic balloon pumps, and the effect of foreign currency exchange rates, as noted above. International sales represented 35.4% of net sales in fiscal 2004, compared to 34.3% in the prior year.

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

Gross Profit
------------
Gross profit increased 18.0% to $224.4 million in fiscal 2004 from $190.1 million in fiscal 2003. As a percentage of net sales, gross profit increased to 51.8% in fiscal 2004 compared to 50.0% in fiscal 2003. The increase in gross margin was due primarily to (1) lower margins realized in fiscal 2003 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of Stepic Medical, its former New York City distributor, in September 2002; (2) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments; (3) higher than average margins realized on the sale of renal access products associated with the Company's acquisition of Diatek in November 2002; and (4) higher margins on products distributed in Florida and certain southeastern states as a result of the Company's acquisition of its former distributor, IMA, Inc., in July 2003, which enabled the Company to conduct direct sales activity in this region. These increases were offset in part by the Company's write-off of $3.1 million of inventory in the third quarter of fiscal 2004 for certain LionHeart(TM) components that became obsolete with the Company's previously announced decision during the quarter not to proceed with the LionHeart(TM) Phase II U.S. clinical trials using the first generation LionHeart(TM) power system and controller.

Research and Development
------------------------
Research and development expenses increased by 7.8% to $30.4 million in fiscal 2004 from $28.2 million in the prior year. As a percentage of net sales, these expenses decreased to 7.0% in fiscal 2004 compared to 7.4% in fiscal 2003. The increase in research and development expenses was primarily due to higher spending in fiscal 2004 on the Arrow LionHeart(TM) as a result of incremental spending associated with the development of the LionHeart's second generation electronics and increased research and development expenditures in fiscal 2004 for the Company's critical care product line. These increases were offset in part by the fiscal 2003 write-off of $3.6 million related to development costs for the second generation of external batteries used in the Arrow LionHeart(TM) and decreased research and development spending on the CorAide(TM) continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation.

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses increased by 23.3% to $110.2 million from $89.4 million in the previous year, and were 25.3% of net sales in fiscal 2004 compared to 23.5% in fiscal 2003. This increase was due primarily to several factors: (1) increased

                                      (24)
expenses of $3.4 million incurred in connection with the Company's acquisitions in fiscal 2003 of Diatek, the Neo[heart]Care(R) product line and IMA, Inc., its former Florida distributor; (2) a $3.0 million increase in expenses related to the Company's international operations as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries; (3) increased expenses of $1.7 million for the write-off of the costs related to a previously planned building expansion of the Company's headquarters in Reading, PA; (4) increased expenses of $1.3 million relating to an increase in the accrual for the Company's income growth bonus plan for its executive officers and key management employees; (5) an increase in expenses of $1.1 million related to an increase in the vacation accrual due in part to an incremental increase in the Company's vacation benefit for its employees resulting from a modification to its vacation policy; and (6) an increase in expenses of $0.9 million related to an increase in the accrual for the Company's sales commission plan due to better sales performance against Company objectives during the fourth quarter of fiscal 2004. These increases were offset in part by a decrease in legal costs of $1.8 million associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products, which, as previously reported, was settled in December 2003.

Special and Other Charges
-------------------------
The Company recorded a charge of $0.6 million ($0.4 million after tax, or $0.01 diluted earnings per share) in the third quarter of fiscal 2004 for a write-off of manufacturing equipment relating to the LionHeart(TM) and also recorded $0.2 million ($0.1 million after tax, or less than $0.01 diluted earnings per share) of restructuring expenses related to accrued severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities in the fourth quarter of fiscal year 2004.

The Company also incurred a special charge in the fourth quarter of fiscal 2003 totaling $8.0 million ($5.4 million after tax, or $0.12 diluted earnings per share) to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as discussed in Item 1 of this report, relate to certain of the Company's hemodialysis catheter products.

Operating Income
----------------
Principally due to the above factors, operating income increased 29.6% to $83.7 million in fiscal 2004 from $64.6 million in fiscal 2003.

Other Expenses (Income), Net
----------------------------
Other expenses (income), net, increased to $0.8 million of expense in fiscal 2004 from $2.3 million of income in fiscal 2003, principally due to foreign currency transaction gains in the prior year resulting from the translation of intercompany receivables denominated in the functional currencies of the Company's international sales subsidiaries. In the third quarter of fiscal 2003, the Company recapitalized its subsidiary in the Czech Republic. This refinancing resulted in a temporarily unhedged foreign currency position leading to a foreign currency transaction gain of $1.0 million. This foreign currency position was hedged later in the third quarter of fiscal 2003. In addition, in fiscal 2003 the Company realized interest income accruing on refunds related to amended federal tax returns, which claimed additional research and development credits and depreciation of equipment. Aggregate foreign exchange losses were $0.6 million and $0.1 million in fiscal 2004 and 2003, respectively. Foreign currency contracts resulted in $0.7 million of losses in fiscal 2004 and $0.7 million of gains in fiscal 2003.

Income Before Taxes
-------------------
As a result of the factors discussed above, income before income taxes increased in fiscal 2004 by 23.9% to $82.9 million from $66.9 million in fiscal 2003. The Company's effective income tax rate increased to 32.5% from 31.8% in fiscal 2003, primarily due to a favorable tax settlement with the IRS in the fourth quarter of fiscal 2003 related to the Company's research and development tax credits.

Net Income
----------
Net income in fiscal 2004 increased 22.3% to $55.9 million from $45.7 million in fiscal 2003. As a percentage of net sales, net income represented 12.9% in fiscal 2004 compared to 12.0% in fiscal 2003.

Per Share and Historical Information
------------------------------------
During the fourth quarter of fiscal 2003, the Company approved the issuance, effective on August 15, 2003, of an additional share of common stock for each share issued and outstanding on the record date of August 1, 2003 while retaining the rate of its quarterly dividend, which resulted in the doubling of its quarterly dividend to $0.08 per share. All historical share and per share information in this report has been adjusted to reflect these corporate actions.

Basic earnings per common share were $1.28 in fiscal 2004, up 21.9%, or $0.23 per share, from $1.05 in fiscal 2003. Diluted earnings per common share were $1.26 in fiscal 2004, up 21.2%, or $0.22 per share, from $1.04 in fiscal 2003. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 43,559,410 in fiscal 2004 from 43,399,363 in fiscal 2003 primarily as a result of an increase in stock option exercises offset in part by the Company's repurchases of shares during fiscal 2003 under its share repurchase program, which resulted in a full impact on the weighted average share calculation in fiscal 2004 compared to a partial impact in the prior year. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 44,301,960 in fiscal 2004 from 43,773,253 in fiscal 2003 primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.

                                      (25)

 Liquidity and Capital Resources

Operating Activities.
---------------------
Cash from Operations. Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statement of cash flows included in Item 8 of this report. For fiscal 2005, net cash provided by operations was $79.0 million, a decrease of $13.3 million, or 14.4% from the prior year, due primarily to a decrease in net income, as described above under "Fiscal 2005 Compared to Fiscal 2004," and the changes in certain working capital and other accounts, including accrued post-retirement benefit obligation, prepaid expenses, accounts receivable, accrued compensation, inventory, accounts payable and accrued liabilities.

Accrued Post-Retirement Benefit Obligation. Accrued post-retirement benefit obligation increased $5.3 million in 2005 compared to a $1.9 million increase in fiscal 2004 primarily as a result of the recording of an additional minimum liability for the Company's salaried employee pension plan as of August 31, 2005 due to the accumulated benefit obligation for the plan exceeding the fair value of plan assets, which occurred in fiscal 2005 primarily because of a reduction in the discount rate used to measure plan obligations as of August 31, 2005 compared to August 31, 2004 and the impact of the Company's Early Retirement Program during fiscal 2005, which provided unreduced early retirement benefits to eligible electing retirees.

Accounts Receivable. Accounts receivable increased $7.1 million in fiscal 2005 compared to a $1.5 million increase in fiscal 2004. Accounts receivable, measured in days sales outstanding during the period, increased to 73 days at August 31, 2005 from 71 days at August 31, 2004 due primarily to increased days sales outstanding related to the Company's receivables from its Italian customers, as described below.

As of August 31, 2005, the Company had an accounts receivable balance from its Italian customers of $9.5 million, of which approximately 70% is related to Italian government-backed hospital customers. The Company increased its direct sales in this region following its acquisition of AB Medica in September 2004. As of August 31, 2005, the days sales outstanding from customers in Italy was 286 days, which is significantly higher than that of the Company's overall August 31, 2005 average customer days sales outstanding of 73 days. However, according to information provided by Italy's National Health Service as of March 19, 2005, which represents the most recent data the Company has been able to obtain, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 330 days, which represents little change from the range of 285 to 318 days in 1990. The Company's payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has contributed to the increase in the Company's overall days sales outstanding. The Italian government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of August 31, 2005, the Company had recorded an allowance of less than $0.1 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.


As of August 31, 2005, the Company had an accounts receivable balance from its Greek customers of $5.3 million, of which approximately 80% is related to Greek government-backed hospital customers. As of August 31, 2005, the days sales outstanding from customers in Greece was 518 days, which is significantly higher than the Company's overall August 31, 2005 average customer days sales outstanding of 73 days. However, according to information provided by the Hellenic Association of Scientific and Medical Equipment Suppliers as of February 1, 2005, which represents the most recent data the Company has been able to obtain, the average days sales outstanding for medical equipment supply companies in the Greek market is approximately 620 days. The Company's payment terms in this market are generally 45 days. The Company has concluded that the Government of Greece has been delaying payments to its government-backed hospitals, which in turn has resulted in the Company's abnormally high days sales outstanding for its receivables from Greek customers. The Greek Government has announced a plan to resume payments on its trade debt, which should allow its hospitals to repay their outstanding balances to their vendors. As of October 31, 2005, the Greek Government had made four installments, the total of which represents approximately 85% of its total obligation to its government-backed hospitals and plans to fully repay the balance by the end of calendar year 2005. The Government of Greece has initiated similar plans in the past to reduce delinquent trade debt, which have resulted in the Company's realization of a material portion of outstanding receivables following the implementation of those plans. Therefore, the Company currently believes that this situation will be resolved and that ultimate collectibility of these receivables, net of discounts, is not a significant risk. In addition, Greece has also passed a law requiring a full payment of all outstanding obligations of government-backed hospitals incurred after December 23, 2004. As of October 31, 2005, the Company had received $3.6 million against its outstanding receivables from government-backed hospitals generated prior to December 24, 2004, of which $2.9 million was received as of August 31, 2005. However, because the Company's assessment is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of August 31, 2005, the Company had recorded an allowance of $0.3 million to reserve for both specifically identified, potentially uncollectible, private Greek customer balances, as well as an estimated amount for the Greek government's discount on the Company's outstanding government-backed hospital customer balance.

                                      (26)

The Company currently evaluates all of its trade receivables on a regular basis, including those with its Greek and Italian customers, to ensure that each receivable is recorded at net realizable value.

Prepaid Expenses. Prepaid expenses and other increased $1.1 million in fiscal 2005 compared to a $7.6 million decrease in fiscal 2004 due primarily to the Company's receipt in fiscal 2004 of $8.0 million (which was recorded as a prepaid expense in the fourth quarter of fiscal 2003) for an income tax refund related to the settlement of an Internal Revenue Service audit pertaining primarily to depreciation and tax credits related to research and development costs.

Accrued Compensation. Accrued compensation decreased $1.3 million in fiscal 2005 compared to a $3.5 million increase in fiscal 2004 due primarily to a (1) reduction in the accrual in fiscal 2005 for the Company's income growth bonus plan for its executive officers and key management employees, whereas the Company had increased the same accrual in fiscal 2004, and (2) a decrease in the Company's sales commission accrual based on lower sales performance against the Company's objectives in fiscal 2005 as compared to fiscal 2004.

Inventories. Inventories decreased $0.7 million in fiscal 2005 compared to a $5.6 million increase in fiscal 2004. The decrease in fiscal 2005 is primarily due to (1) a reduction of inventory associated with the recording of a $12.4 million reserve in the fourth quarter of fiscal 2005 primarily for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts) consisting of $5.0 million of critical care product raw materials, semi-finished and finished goods, $3.5 million of Hemosonic components and $3.9 million of IAB inventories, which was due primarily to a change in the fourth quarter of fiscal 2005 from an order point to a Materials Requirement Planning system and an analysis in greater detail of planned future usage to inventory quantities on hand; as a result, the Company was able to modify its estimates used to account for excess inventory; and (2) a $2.9 million write off of LionHeart inventory as a result of the Company's decision in April 2005 to discontinue this program. These decreases were offset in part by (1) additional production and related manufacturing costs necessary to support the Company's higher rate of sales, (2) incremental inventory value booked as of August 31, 2005 as a result of the Company's change in the accounting treatment related to its shipping terms, and (3) increased inventory in connection with the anticipated introduction of the Company's enhanced version of its AutoCAT(R)2 WAVE IAB and related LightWAVE catheter system. The increase in fiscal 2004 is primarily due to additional production and related manufacturing costs necessary to support the Company's higher rate of sales growth. This increase was offset in part by a decrease in the Company's inventory of $3.1 million related to its write-off in fiscal 2004 of certain LionHeart(TM) components that became obsolete with its decision in April 2004 not to proceed with U.S. clinical trials using the first generation LionHeart(TM) power system and controller.

Accrued Liabilities and Dividends. Accrued liabilities increased $12.1 million in fiscal 2005 compared to a $5.6 million decrease in fiscal 2004. The increase in fiscal 2005 was due primarily to (1) the establishment of a deferred revenue account in fiscal 2005 as a result of the Company's change in the accounting treatment related to its shipping terms, as further discussed below under "Critical Accounting Policies and Estimates," resulting in the reversal of sales and a corresponding increase in deferred revenue; (2) the accrual of $2.0 million in the fourth quarter of fiscal 2005 for the settlement of an indemnification claim related to a divested business, which the Company paid on November 4, 2005, and (3) an incremental accrual related to professional service fees for external auditing and internal audit assistance associated with the Company's implementation of Section 404 of the Sarbanes-Oxley Act of 2002. The decrease in fiscal 2004 was due primarily, as previously reported, to the Company's $8.0 million payment in January 2004 in settlement of two related patent infringement lawsuits pertaining to certain of its hemodialysis catheter products. This amount was previously reserved in the fourth quarter of fiscal 2003. Accrued dividends increased $2.8 million in fiscal 2005 compared to a $0.4 million increase in fiscal 2004 due primarily to the accrual of the Company's dividends at a higher rate during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004.

Prepaid Pension Costs. Prepaid pension costs decreased $8.1 million in fiscal 2005 compared to a $2.9 million decrease in fiscal 2004, primarily as a result of the recording of an additional minimum liability for the Company's salaried employee pension plan as of August 31, 2005 due to the accumulated benefit obligation for the plan exceeding the fair value of plan assets, which occurred in fiscal 2005 primarily because of a reduction in the discount rate used to measure plan obligations as of August 31, 2005 compared to August 31, 2004 and the impact of the Company's Early Retirement Program during fiscal 2005, which, as described below, provided unreduced early retirement benefits to eligible electing retirees. This recording of the additional minimum liability for the Company's salaried employee pension plan resulted in the change from a prepaid pension asset at August 31, 2004 to a liability balance at August 31, 2005. Offsetting this decrease were payments in fiscal 2005 required to fund certain of the Company's pension plans.

Early Retirement Program. As previously reported, on October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have his or her stock options issued under the Company's stock incentive plans, which were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

                                      (27)

During the second quarter of fiscal 2005, the Company recorded $6.9 million in total costs with respect to this program, of which $1.9 million was recorded to cost of sales and $5.0 million to selling, general and administrative expenses. Of the $6.9 million in total costs, $2.8 million was for pension and other postretirement benefits and $3.0 million was a cash charge related to severance and related costs. The remaining $1.1 million was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected to participate in this program, including, as previously reported, the Company's former President and Chief Operating Officer and its Executive Vice President - Global Business Development.

Japanese Tax Assessment. In March 2004, the Company paid to the Japanese Government approximately $10.0 million to settle a tax assessment related to a Japanese audit of the Company's transfer pricing. The Company is utilizing competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this Japanese tax assessment, although there can be no assurance that it will be successful in these efforts.

Investing Activities.
---------------------
Net cash used in the Company's investing activities increased to $44.3 million in fiscal 2005 from $31.6 million in fiscal 2004, due primarily to the Company's acquisition, as further discussed below, of AB Medica in the first quarter of Fiscal 2005 and increased capital expenditures primarily in support of the Company's multi-year capital investment plan, including related investments in production technology and equipment, and development and implementation of enhanced good manufacturing practices and quality systems, all as part of its Project Operational Excellence, as further discussed below.

Acquisition of C.R. Bard Cardiac Assist Division. As part of the Company's 1998 purchase of assets of the cardiac assist division of C.R. Bard, Inc., the Company also agreed to acquire specified assets and assume specified liabilities of the Belmont Instruments Corporation for $7.3 million, based on the achievement of certain milestones. The Company paid $2.3 million in fiscal 2000, $3.5 million in fiscal 2001 and $1.0 million in fiscal 2002 for achievement of milestones during those periods. During fiscal 2003, the Company paid $0.5 million to Belmont for achievement of the final two milestones, representing the seventh and eighth quarterly installments of $250,000 payable by the Company (which payments commenced in April 2001). With these two payments, the Company completed its payment obligations to Belmont pursuant to the asset purchase agreement and, as of August 31, 2005, no longer owed any amounts to Belmont. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $7.1 million. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition.

Acquisition of Stepic Medical. On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12.6 million, which includes the relief from $5.5 million of accounts receivable that had been due from this distributor. As of August 31, 2005, pursuant to the asset purchase agreement, the Company has paid in cash the entire $12.6 million purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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
                                                                    ==========

Acquisition of Diatek. On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company that had developed, manufactured and marketed chronic hemodialysis catheters, for approximately $10.9 million. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid $8.9 million in cash and recorded a liability classified as debt of $2.0 million. As of August 31, 2005, this liability had been reduced by $0.9 million for legal costs paid by the Company, which are obligated to be reimbursed by the former owners of Diatek under the terms of the asset purchase agreement relating to this transaction. Pursuant to this agreement the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right of set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the complete resolution of the Company's patent infringement lawsuit as described in Note 18 of the notes to consolidated financial statements included in Item 8 of this report. As a result, the Company has not made any such royalty payments to date. The purchase price for this acquisition did not exceed the

                                      (28)
estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12.2 million, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology.

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
                                                                    ==========

Acquisition of Neo[heart]Care. On March 18, 2003, the Company purchased substantially all of the assets of Klein Baker Medical, Inc., a company doing business as Neo[heart]Care(R) in San Antonio, Texas, for approximately $16.5 million. Neo[heart]Care(R) develops, manufactures and markets specialty catheters and related procedure kits to neonatal intensive care units. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid $16.4 million in cash which had been reduced by $0.1 million for insurance premiums paid by the Company, which are obligated to be reimbursed by the former owners of Klein Baker Medical under the terms of the asset purchase agreement relating to this transaction. The excess of the purchase price over the estimated fair value of the net assets acquired of $3.8 million was recorded as goodwill and is evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8.5 million are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

   (in millions)
Accounts receivable                                                     $   0.6
Inventories                                                                 2.0
Property, plant and equipment                                               1.7
Goodwill and intangible assets                                             12.3
Current liabilities                                                        (0.1)
                                                                    ------------
   Total purchase price                                                  $ 16.5
                                                                    ============

Acquisition of IMA. On July 1, 2003, the Company purchased certain assets of its former Florida-based distributor, IMA, Inc., for $2.2 million, which includes the relief from $0.6 million of accounts receivable that had been due from this distributor. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid the entire $2.2 million for this acquisition. As a result of this transaction, the Company is conducting direct sales activity in the territory formerly covered by IMA, Inc. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $1.7 million are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

   (in millions)
Accounts receivable                                                     $ 0.3
Inventories                                                               0.8
Intangible assets                                                         1.7
Current liabilities                                                      (0.6)
                                                                    ----------
   Total purchase price                                                 $ 2.2
                                                                    ==========

Acquisition of AB Medica. On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $8.9 million, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement included the purchase of customer lists and distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid $8.6 million in cash and recorded a current liability of $0.3 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5.7 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business

                                      (29)
are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

(in millions)
Inventories                                                         $     3.2
Intangible assets                                                         5.7
                                                                       -------
   Total purchase price                                             $     8.9
                                                                       =======


Multi-Year Capital Investment Plan. As previously reported, in April 2004 the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan is being initiated to support projections for future growth and to integrate operations acquired in recent years. The first phase of this effort includes the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005 and is ongoing. The Company currently anticipates the total cost of this capacity increase to be between $22.0 million and $28.0 million over a three-year period. In addition, the Company also anticipates spending between $13.0 million and $17.0 million over the same three-year period for equipment related to this expansion of its manufacturing capacity. As of August 31, 2005, the Company had spent $12.5 million in connection with this capital investment plan.

As part of its plans to rationalize its operations in the United States, in August 2004 the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The transitional work on this consolidation is expected to continue into the first half of fiscal 2006. To date, the Company has accrued costs of $0.9 million in connection with this restructuring, consisting primarily of severance payments, of which $0.8 million had been paid as of August 31, 2005 and the remaining accrual balance is expected to be paid later in fiscal 2006. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities. All other restructuring costs are expected to be paid during the remainder of fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued this re-location in the fourth quarter of fiscal 2005 and estimates it will incur a total of $1.6 million related to this plan. As of August 31, 2005, the Company had accrued costs of $1.2 million related to this re-location, of which $0.7 million had been paid in fiscal 2005.

Project Operational Excellence. During the fourth quarter of fiscal 2005, the Company continued to take additional steps in implementing its Project Operational Excellence program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed above under "Multi-Year Capital Investment Plan," restructuring the Company's manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company's production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and establish process excellence.

In connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance, it has incurred $3.5 million of costs in fiscal 2005 and anticipates spending an additional $1.6 million in fiscal 2006, half of which it expects to incur in the first quarter of fiscal 2006.

 Financing Activities
 --------------------
Financing activities used $9.8 million of net cash in fiscal 2005, compared to $14.4 million in fiscal 2004, primarily as a result of an increase in proceeds from stock option exercises and a decrease in the Company's need for borrowings under its U.S. revolving credit facility, offset in part by an increase in dividend payments as a result of the Company's increase in its quarterly dividend during fiscal 2005. As disclosed in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities, the Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under the share repurchase program. As of August 31, 2005, the Company had repurchased a total of 3,603,600 shares under this program for approximately $57.5 million since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) during fiscal 2005.

Credit Facilities. To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At both August 31, 2005 and 2004, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $21.8 million and $17.8 million was outstanding, respectively, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement

                                      (30)
that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At August 31, 2005 and 2004, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $32.0 and $32.3 million, of which $5.1 and $8.2 million were outstanding, as of August 31, 2005 and 2004, respectively.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2005, the weighted average interest rate on short-term borrowings was 2.1% per annum. Combined borrowings under these facilities increased $0.9 million during fiscal year 2005, all of which was related to foreign borrowings.

Inflation and Seasonality.
--------------------------

During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

Contractual Obligations,
------------------------

A summary of all of the Company's contractual obligations and commercial commitments as of August 31, 2005 were as follows:

                                                                        Payments due
                                                                             or
                                                                    Commitment Expiration
                                                                          by Period
                                                --------------------------------------------------------------
                                                  Total        Less                                   More
         Contractual Obligations and                           than        1 - 3        3 - 5        than 5
          Commercial Commitments                              1 year       years        years         years
-------------------------------------------     ---------    ---------    ---------    ---------    ----------
             ($ in Millions)
Current maturities of long-term debt            $   1.1       $   1.1     $      -     $      -       $     -
Operating leases                                   11.5           3.7          4.5          2.5           0.8
Purchase obligations (1)                           38.7          38.7            -            -             -
Other long-term obligations                         0.6           0.1          0.1          0.1           0.3
Lines of credit (2)                                26.9          26.9            -            -             -
Standby letters of credit                           1.5           1.5            -            -             -
                                                ---------    ---------    ---------    ---------    ----------

Total cash contractual obligations and
commercial commitments                             $80.3        $72.0         $4.6         $2.6         $ 1.1
                                                =========    =========    =========    =========    ==========

(1) Includes open purchase orders primarily relating to the purchase of raw materials, equipment and certain consulting and information system services.

(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.




Outlook.
--------

Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those pursuant to the Company's multi-year capital investment plan and other initiatives related to its Project Operational Excellence, as discussed above, and to meet the currently foreseeable liquidity needs of the Company.

Critical Accounting Policies and Estimates

The Company has disclosed in Note 1 to its consolidated financial statements included in Item 8 of this report those accounting policies that it considers to be significant in determining its results of operations and financial position. In all material respects, the accounting

                                      (31)
principles utilized by the Company in preparing its consolidated financial statements are in conformity with generally accepted accounting principles in the United States of America.

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

The Company's management believes the following critical accounting policies affect its more significant estimates and pervasive accounting policies used in the preparation of the Company's consolidated financial statements.

Revenue Recognition:

During the course of the second quarter closing process and in conjunction with its review of its internal controls, the Company determined that it had misapplied the accounting treatment related to its shipping terms to U.S. customers and international distributors. The Company does not have written agreements with most customers and, as a result, in most of those cases, shipping terms are only specified on the invoice, which states free-on-board, or FOB, plant. While the Company does not pay for shipping in most cases or insure the shipments, its practice has been to credit or replace lost or damaged shipments. During the past few years, amounts in respect of these credits and replacements have been less than 0.05% of sales to customers in the U.S. and to international distributors. Nevertheless, interpretations of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the SEC staff require that, because of its practice of replacing lost or damaged shipments, the Company's sales to customers in the U.S. and to international distributors are the equivalent of FOB destination orders.

The Company's assessment determined that delivery time to U.S. customers is two business days and, to its international distributors, seven days for air and truck shipments and 55 days for ocean vessel shipments. By applying the appropriate accounting treatment as described above, the amount of sales corresponding to these numbers of days in transit at the end of the quarter must be recognized in the succeeding quarter when the shipments are delivered. As a result, during the second quarter of fiscal 2005, the Company recorded $4.3 million as a reduction to sales and $2.2 million against gross profit, or $0.03 diluted earnings per share. These sales amounts, however, were recognized in the third quarter of fiscal 2005. While these sales amounts were recognized in the third quarter of fiscal 2005, a similar amount of days sales was excluded from the end of the fourth quarter and the excluded amount would be recognized in the subsequent quarter. Accordingly, the incremental effect on any future quarter would be the difference between the adjustment at the beginning of the quarter and the corresponding adjustment at the end of the quarter.

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

                                      (32)

Inventory:

Cost is determined by the "first-in, first-out" (FIFO) method. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to fair market value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete based on a periodic assessment performed by the Company's management. During the fourth quarter of fiscal 2005, the Company changed from an order point to a Materials Requirement Planning system and compared in greater detail planned future usage to inventory quantities on hand and, as a result, was able to modify its estimates used to account for excess inventory. As a result of this modification of its estimates, the Company recorded in the fourth quarter of fiscal 2005 a $12.4 million reserve primarily for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts), consisting of $5.0 million of critical care raw materials, semi-finished and finished goods, $3.5 million of HemoSonic components and $3.9 million of IAB inventories. Inventory in excess of 36 months of forecasted usage may be used in the future if production requirements increase. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2005, the Company had $0.7 million of inventory related to its HemoSonic(TM) hemodynamic monitoring devices. The Company is currently developing improvements to this product that it believes should enhance the demand for this product in the marketplace. The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions.

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

Income Taxes:

The Company's effective tax rate differs from the statutory rate primarily as a result of research and development tax credits, deductions associated with the extraterritorial income tax regime and a tax holiday in the Czech Republic. Because the Company operates in a number of domestic and foreign tax jurisdictions, the statutory rates within these various jurisdictions are considered in determining the Company's overall effective tax rate. Management's judgment is required to determine the Company's consolidated provision for income tax expense, deferred income tax balances and any valuation allowances associated with deferred tax assets. The Company's management also considers open statutory periods, current and anticipated audits, and the impact that any adverse adjustments would have on the Company's current and prospective overall effective tax rate.

The Company regularly reviews its deferred tax assets for recoverability and to date has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities.

New Accounting Standards

                                      (33)

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the impact that this statement will have on its financial statements and anticipates that it will not be material to its results of operations.

The FASB issued SFAS No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. In addition, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 "Share-Based Payment" in March 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company has evaluated the various transitional methods and the impact that this statement will have on its financial statements and estimates it will result in a charge to net income of $0.7 million in the first quarter of fiscal 2006 and $3.4 million for the full fiscal 2006.

The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No.3" in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies making a voluntary change in accounting principle to apply that change retrospectively to prior periods financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

                                      (34)

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

       Due to the global nature of its operations, the Company is subject to the exposures that arise from foreign exchange rate fluctuations. Such exposures arise from transactions denominated in foreign currencies, primarily from translation into U.S. dollars from foreign currencies of results of operations from outside the United States, intercompany loans, and intercompany purchases of inventory. The Company is also exposed to interest rate changes.

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

       The fair value of all the Company's foreign currency forward contracts outstanding at August 31, 2005 was less than $ 0.1 million. The following analysis estimates the sensitivity of the fair value of all foreign currency forward contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2005 and 2004:

                                                                         Fair Value of Foreign Currency
                                                                               Forward Contracts
                                                                               -----------------
                                                                                  (in millions)
                                                                  August 31, 2005                August 31, 2004
                                                                  ---------------                ---------------
10% adverse rate movement                                                $(0.9)                         $(0.5)
At August 31st rates                                                        -                              -
10% favorable rate movement                                               $1.4                            0.6

       The Company had no foreign currency option contracts outstanding at August 31, 2005 and 2004.

       Any gains and losses on the fair value of forward and option contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. During fiscal 2005, 2004 and 2003, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 27.1%, 24.3% and 22.7%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of October 1, 2005, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $17.9 million mature at various dates through December 2005. As of October 1, 2005, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

        The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

                                      (35)

       Additional Quantitative and Qualitative disclosures about market risk (e.g., interest rate and foreign currency exchange risk) are set forth in Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

                                      (36)

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index To Consolidated Financial Statements
                                                                                        Page
                                                                                        ----
             Management's Report on Internal Control                                     35
             over Financial Reporting

             Report of Independent Registered                                            36
             Public Accounting Firm

             Consolidated Balance Sheets at                                             37-38
             August 31, 2005 and 2004

             Consolidated Statements of Income                                           39
             for the years ended August 31, 2005,
             2004 and 2003

             Consolidated Statements of Comprehensive                                    40
             Income for the years ended August 31, 2005,
             2004 and 2003

             Consolidated Statements of Cash Flows                                      41-42
             for the years ended August 31, 2005,
             2004 and 2003

             Consolidated Statements of Changes in                                      43-45
             Shareholders' Equity for
             the years ended August 31, 2005, 2004, and 2003

             Notes to Consolidated Financial Statements                                 46-71

             Schedule II - Valuation and Qualifying Accounts                             72

                                      (37)

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles ("GAAP"). It includes policies and procedures that:

      o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management and directors; and

      o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management of the Company evaluated the effectiveness of its internal control over financial reporting as of August 31, 2005, based on the criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on such evaluation and the criteria in the COSO framework, the Company has concluded that its internal control over financial reporting was effective as of August 31, 2005.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

                                      (38)

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arrow International, Inc.:

We have completed an integrated audit of Arrow International, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arrow International, Inc. and its subsidiaries (the "Company") at August 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 14, 2005

                                      (39)

                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)



                                                                                              August 31,
                                                                              -------------------------------------------
                                                                                       2005                     2004
                                                                              ------------------        -----------------
ASSETS

 Current assets:
       Cash and cash equivalents                                                  $     119,326           $       94,176
       Accounts receivable, less allowance for doubtful accounts
           of $2,176 and $2,198 in 2005 and 2004, respectively                           91,029                   83,918
       Inventories                                                                       95,356                   96,084
       Prepaid expenses and other                                                         8,410                    7,336
       Deferred income taxes                                                             16,338                    8,562
                                                                              ------------------        -----------------
       Total current assets                                                             330,459                  290,076
                                                                              ------------------        -----------------

 Property, plant and equipment:
       Land and improvements                                                              6,887                    5,808
       Buildings and improvements                                                        98,475                   92,333
       Machinery and equipment                                                          193,215                  186,404
       Construction-in-progress                                                          23,026                   18,433
       Property, plant and equipment held for sale, net                                   1,499                        -
                                                                              ------------------        -----------------
                                                                                        323,102                  302,978
 Less accumulated depreciation                                                         (170,895)                (166,000)
                                                                              ------------------        -----------------
                                                                                        152,207                  136,978

 Goodwill                                                                                42,772                   42,698

 Intangible assets, net of accumulated amortization of $27,841 and $24,294
 in 2005 and 2004, respectively                                                          43,674                   40,440
 Other assets                                                                            10,372                    9,889
 Prepaid pension costs                                                                   21,006                   29,127
                                                                              ------------------        -----------------

       Total assets                                                           $         600,490         $        549,208
                                                                              ==================        =================


                 See notes to consolidated financial statements

                                      (40)

                            ARROW INTERNATIONAL, INC.

                      (In thousands, except share amounts)


                                                                                           August 31,
                                                                             ----------------------------------------
                                                                                    2005                    2004
                                                                             ----------------        ----------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                                     $       1,054          $        3,036
      Notes payable                                                                   26,891                  26,020
      Accounts payable                                                                17,391                  14,791
      Cash overdrafts                                                                    400                   1,136
      Accrued liabilities                                                             24,571                  12,513
      Accrued dividends                                                                6,693                   3,940
      Accrued compensation                                                            12,908                  14,171
      Accrued income taxes                                                             1,945                   4,867
                                                                              ---------------         ---------------
      Total current liabilities                                                       91,853                  80,474

Long-term debt                                                                             -                       -
Accrued postretirement and pension benefit obligations                                20,557                  15,327

Deferred income taxes                                                                  9,573                   7,076
Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                                            -                       -
Common stock, no par value;
    100,000,000 shares authorized;
    issued 52,957,626 shares in 2005 and 2004                                         45,661                  45,661
Additional paid-in capital                                                            27,404                  12,771
Retained earnings                                                                    459,181                 443,676
    Less treasury stock at cost:
       8,339,767 and 9,182,802 shares
       in 2005 and 2004, respectively                                                (54,728)                (60,261)
Accumulated other comprehensive income                                                   989                   4,484
                                                                             ----------------        ----------------

          Total shareholders' equity                                                 478,507                 446,331
                                                                             ----------------        ----------------


          Total liabilities and shareholders' equity                           $     600,490           $     549,208
                                                                             ================        ================


                 See notes to consolidated financial statements

                                      (41)

                            ARROW INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)


                                                                                  for the years ended August 31,
                                                               ---------------------------------------------------------------------
                                                                      2005                     2004                     2003
                                                               --------------------    ---------------------    --------------------
Net sales                                                       $          454,296      $           433,134      $          380,376
Cost of goods sold                                                         240,457                  208,687                 190,246
                                                               --------------------    ---------------------    --------------------
       Gross profit                                                        213,839                  224,447                 190,130
                                                               --------------------    ---------------------    --------------------

Operating expenses:
       Research and development                                             29,692                   30,374                  28,170
       Selling, general and administrative                                 128,232                  110,192                  89,354
       Restructuring charge                                                  1,886                      208                        -
       Special charges                                                           -                        -                   8,000
                                                               --------------------    ---------------------    --------------------
                                                                           159,810                  140,774                 125,524
                                                               --------------------    ---------------------    --------------------

       Operating income                                                     54,029                   83,673                  64,606
                                                               --------------------    ---------------------    --------------------

Other expenses (income):
       Interest expense, net of amount capitalized                             648                    1,117                     618

       Interest income                                                      (1,770)                    (856)                 (1,821)

       Other, net                                                              327                      535                  (1,109)
                                                               --------------------    ---------------------    --------------------

                                                                              (795)                     796                  (2,312)
                                                               --------------------    ---------------------    --------------------
Income before income taxes                                                  54,824                   82,877                  66,918

Provision for income taxes                                                  15,311                   26,935                  21,248
                                                               --------------------    ---------------------    --------------------


          Net income                                            $           39,513      $            55,942      $           45,670
                                                               ====================    =====================    ====================


Basic earnings per common share                                 $             0.89      $              1.28      $             1.05
                                                               ====================    =====================    ====================
Diluted earnings per common share                               $             0.88      $              1.26      $             1.04
                                                               ====================    =====================    ====================
Cash dividends per common share                                 $           0.5400      $            0.3500      $           0.1950
                                                               ====================    =====================    ====================

        Weighted average shares used in computing
                basic earnings per common share                         44,300,408               43,559,410              43,399,363
                                                               ====================    =====================    ====================

        Weighted average shares used in computing
               diluted earnings per common share                        45,007,881               44,301,960              43,773,253
                                                               ====================    =====================    ====================

                 See notes to consolidated financial statements

                                      (42)

                            ARROW INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE (EXPENSE) INCOME

                                 (In thousands)

                                                                                        for the years ended August 31,
                                                                           ---------------------------------------------------------
                                                                                  2005                 2004                 2003
                                                                           ----------------    -----------------    ----------------
Net income                                                                 $       39,513       $        55,942      $       45,670

Other comprehensive (expense) income:
        Foreign currency translation adjustments                                  (10,660)                4,802               3,309
        Unrealized holding gain (loss) on foreign currency
             option contracts                                                           -                     -                 286
        Minimum pension liability adjustment, net of tax
        ($4,455), $(42) and $(515), respectively)                                   7,165                    69                 827
                                                                           ----------------    -----------------    ----------------

                  Other comprehensive (expense) income                             (3,495)                4,871               4,422
                                                                           ----------------    -----------------    ----------------


                  Total comprehensive income (expense)                     $       36,018       $        60,813      $       50,092
                                                                           ================    =================    ================
                 See notes to consolidated financial statements

                                      (43)

                            ARROW INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                            for the years ended August 31,
                                                                              ----------------------------------------------------
                                                                                   2005               2004               2003
                                                                               --------------    ---------------     -------------
Cash flows from operating activities:
      Net income                                                                $      39,513     $      55,942       $     45,670
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation                                                                     16,026            19,086             18,850
      Inventory reserve charge                                                         12,419                 -                 -
      Fixed asset write off                                                             2,427                 -                 -
      Special charges                                                                       -                 -             8,000
      Amortization                                                                      5,482             4,692             4,376
      Abandonment of facility expansion plan                                                -             1,658                 -
      LionHeart(TM) charges                                                             4,903             3,698             3,569
      Early retirement plan stock option charge                                         1,126                 -                 -
      401(k) plan stock contribution                                                      883               816               713
      Non-qualified stock option tax benefit                                            3,997             2,112               565
      Stock compensation charge                                                            54                 -                 -

      Loss (gain) on sale of property, plant and equipment                                581               421                (71)
      Deferred income taxes                                                              (871)           (2,682)            10,145
      Unrealized holding gain (loss) on foreign currency options                           -                  -                286
      (Decrease) increase in provision for postretirement benefit obligation           (7,960)            1,616                887
      Decrease (increase) in prepaid pension costs                                      8,121             2,889            (13,702)
Changes in operating assets and liabilities, net of effects from acquisitions:
           Accounts receivable, net                                                    (6,929)            1,471               (302)
           Inventories                                                                (10,044)           (7,646)             5,710
           Prepaid expenses and other                                                  (1,133)            7,711             (6,593)
           Accounts payable and accrued liabilities                                    14,664            (3,816)            (3,816)
           Accrued compensation                                                        (1,283)            3,279              3,746
           Accrued income taxes                                                        (2,988)            1,072                682
                                                                               --------------    --------------     -------------
              Total adjustments                                                        39,475            36,377             33,045
                                                                               --------------   ---------------     -------------
                 Net cash provided by operating activities                             78,988            92,319            78,715
                                                                               --------------   ---------------     -------------
Cash flows from investing activities:
      Capital expenditures                                                            (33,741)           (26,954)          (16,714)
      Proceeds from sale of property, plant and equipment                                  23                615               339
      (Increase) in intangible and other assets                                        (1,999)            (5,274)           (1,272)
      Cash paid for businesses acquired, net                                           (8,550)                 -           (38,317)
                                                                               --------------    ---------------     -------------
                 Net cash used in investing activities                                (44,267)           (31,613)          (55,964)
                                                                               --------------    ---------------     -------------
Cash flows from financing activities:
      Increase (decrease) in notes payable                                                 43            (4,939)            11,554
      Principal payments of long-term debt                                             (1,925)               (300)            (300)
      Reduction of current maturities of long-term debt                                   (57)               (699)            (265)
      (Decrease) increase in book overdrafts                                             (736)              (370)           (1,191)
      Dividends paid                                                                  (21,255)            (14,792)          (6,522)
      Proceeds from stock options exercised                                            14,106              6,685             1,210
      Purchase of treasury stock                                                            -                  -           (13,846)
                                                                               --------------    ---------------     -------------
                 Net cash used in financing activities                                 (9,824)            (14,415)          (9,360)
                                                                               --------------    ---------------     -------------
Effects of exchange rate changes on cash and cash equivalents                             253                910               481
Net change in cash and cash equivalents                                                25,150             47,201            13,872
Cash and cash equivalents at beginning of year                                         94,176             46,975            33,103
                                                                               --------------    ---------------     -------------
Cash and cash equivalents at end of year                                       $      119,326     $       94,176      $    46,975
                                                                               ==============    ===============     =============

                 See notes to consolidated financial statements

                                      (44)

                            ARROW INTERNATIONAL, INC.

                                 (In thousands)

                                                                                       for the years ended August 31,
                                                                             -----------------------------------------------------
                                                                                  2005               2004               2003
                                                                             ----------------    --------------    ---------------
Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                                         $           836     $         759     $          547
Income taxes                                                                 $        14,284     $      21,406     $       13,759

Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                                      $         8,871     $           -     $       53,278
Liabilities assumed                                                                      321                 -             14,961
                                                                             ---------------     -------------     --------------
Cash paid for assets                                                         $         8,550     $           -     $       38,317
                                                                             ===============     =============     ==============

Cash paid for businesses acquired:
      Working capital                                                        $         3,221     $           -     $       10,323
      Property, plant and equipment                                                        -                 -              1,960
      Goodwill, intangible assets and in-process
         research and development                                                      5,650                 -             30,034
      Accrual for additional payments owed                                              (321)                -             (4,000)
                                                                             ---------------     -------------     --------------
                                                                             $         8,550                 -             38,317
                                                                             ===============     =============     ==============
Intangible assets acquired by issuing treasury stock                         $            -      $        529      $            -
                                                                             ===============     =============     ==============
Dividends declared but not paid                                              $        6,693      $      3,940      $        3,462
                                                                             ===============     =============     ==============


                 See notes to consolidated financial statements

                                      (45)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2005, 2004 and 2003

               (In thousands, except share and per share amounts)


                                                           Common Stock                                    Treasury Stock
                                                    ----------------------------       Retained      -------------------------
                                                       Shares           Amount         Earnings       Shares          Amount
                                                    -------------    -----------      -----------    ----------     ----------
Balance, August 31, 2004                               52,957,626    $    45,661      $   443,676    9,182,802    $   (60,261)
Cash dividends on common
        stock, $0.540 per share                                                           (24,008)
Purchase of treasury stock
    Exercise of stock options                                                                         (814,782)         5,293
    Treasury stock issued to purchase
        intangible assets
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                                                   (28,253)           240
    Stock option tax benefit (non-qualified
        stock option)
Early retirement plan acceleration of stock
option vesting
Stock compensation
    Unrealized holding gain on foreign
        currency option contracts
    Foreign currency translation adjustments
    Minimum pension liability adjustment
    Net income                                                           39,513
                                                    -------------    -----------       ----------    ----------     ----------
Balance, August 31, 2005                               52,957,626        $45,661         $459,181    8,339,767       ($54,728)
                                                    =============    ===========       ==========    ==========     ==========

                                                                        Accumulated Other Comprehensive Income (Expense)
                                                                 -------------------------------------------------------------
                                                                  Minimum                          Unrealized
                                                   Additional     Pension     Reclassification      gain on         Foreign
                                                    Paid In      Liability     Adjustment for      Marketable      Currency
                                                    Capital      Adjustment        Gains           Securities       Effects
                                                  -----------    ----------    ---------------    ------------    ------------
Balance, August 31, 2004                          $    12,771    $        -    $       (1,173)    $     1,173     $     4,484
Cash dividends on common
        stock, $0.540 per share
Purchase of treasury stock
    Exercise of stock options                           8,813
    Treasury stock issued to purchase
        intangible assets
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                      643
    Stock option tax benefit (non-qualified
        stock option)                                   3,997
Early retirement plan acceleration of stock
option vesting                                          1,126
Stock compensation                                         54
    Unrealized holding gain on foreign
        currency option contracts                                                                                     (10,660)
    Foreign currency translation adjustments
    Minimum pension liability adjustment                               7,165
    Net income
                                                   -----------    ----------    ---------------    ------------    ------------
Balance, August 31, 2005                               $27,404        $7,165           $(1,173)         $1,173        $(6,176)
                                                   ===========    ==========    ===============    ============    ============

                 See notes to consolidated financial statements


                                      (46)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2005, 2004 and 2003

               (In thousands, except share and per share amounts)

                                                             Common Stock                                 Treasury Stock
                                                      ---------------------------                    ------------------------
                                                                                       Retained
                                                        Shares           Amount        Earnings       Shares         Amount
                                                      ------------    -----------    ------------    ---------    -----------
Balance, August 31, 2003                                52,957,626   $    45,661     $    403,004    9,672,124    $   (63,472)
Cash dividends on common
        stock, $0.350 per share                                          (15,270)
Purchase of treasury stock
    Exercise of stock options                                                                         (439,348)         2,883
    Treasury stock issued to purchase
        intangible assets                                                                              (20,000)           131
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                                                   (29,974)           197
    Stock option tax benefit (non-qualified
        stock option)
    Unrealized holding gain on foreign
        currency option contracts
    Foreign currency translation adjustments
    Minimum pension liability adjustment
    Net income                                                                             55,942
                                                      ------------    -----------    ------------    ---------    -----------
Balance, August 31, 2004                                52,957,626    $    45,661    $    443,676    9,182,802    $  (60,261)
                                                      ============    ===========    ============    =========    ===========


                                                                      Accumulated Other Comprehensive Income (Expense)
                                                                ----------------------------------------------------------
                                                                  Minimum                        Unrealized
                                                  Additional      Pension    Reclassification     gain on        Foreign
                                                    Paid In      Liability    Adjustment for     Marketable      Currency
                                                    Capital      Adjustment        Gains         Securities      Effects
                                                  ----------    ----------    --------------    -----------    -----------
Balance, August 31, 2003                          $    5,840    $     (69)    $      (1,173)    $    1,173     $    (318)
Cash dividends on common
        stock, $0.350 per share
Purchase of treasury stock
    Exercise of stock options                          3,802
    Treasury stock issued to purchase
        intangible assets                                398
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                     619
    Stock option tax benefit (non-qualified
        stock option)                                  2,112
    Unrealized holding gain on foreign
        currency option contracts
    Foreign currency translation adjustments                                                                       4,802
    Minimum pension liability adjustment                               69
    Net income
                                                  ----------    ----------    --------------    -----------    -----------
Balance, August 31, 2004                          $   12,771    $        -    $      (1,173)    $    1,173     $   4,484
                                                  ==========    ==========    ==============    ===========    ===========

                 See notes to consolidated financial statements


                                      (47)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2005, 2004 and 2003

               (In thousands, except share and per share amounts)

                                                  Common Stock                                Treasury Stock
                                            -------------------------                    ------------------------   Additional
                                                                          Retained                                    Paid In
                                            Shares          Amount        Earnings       Shares         Amount        Capital
                                           ----------     ----------    -- ---------    ---------    -- --------     ---------
Balance, August 31, 2002                   52,957,626    $   45,661   $     365,778    9,015,988   $   (50,328)    $    4,054
Cash dividends on common
        stock, $0.195 per share                              (8,444)
Purchase of treasury stock                                                 766,000       (13,846)
    Exercise of stock options                                              (73,930)          477           733
    Treasury stock issued to purchase
        intangible assets
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                       (35,934)          225           488
    Stock option tax benefit (non-qualified
        stock option)                                                                                      565
    Unrealized holding gain on foreign
        currency option contracts
    Foreign currency translation adjustments

    Minimum pension liability adjustment
    Net income                                                              45,670
                                           ----------     ----------       ---------    ---------     --------      ---------
Balance, August 31, 2003                   52,957,626    $   45,661    $   403,004     9,672,124    $  (63,472)     $   5,840
                                           ==========     ==========       =========    =========     ========      =========

                                                            Accumulated Other Comprehensive Income (Expense)
                                                            ------------------------------------------------
                                                  Minimum                        Unrealized
                                                  Pension    Reclassification     gain on       Foreign
                                                 Liability    Adjustment for     Marketable     Currency
                                                 Adjustment       Gains          Securities     Effects
                                                ----------    --------------    -----------    -----------
Balance, August 31, 2002                        $    (896)      $     (1,173)   $      1,173   $  (3,913)
Cash dividends on common
        stock, $0.195 per share
Purchase of treasury stock
    Exercise of stock options
    Treasury stock issued to purchase
        intangible assets
    Treasury stock issued as contribution
        to the Company's 401(k) Plan
    Stock option tax benefit (non-qualified
        stock option)
    Unrealized holding gain on foreign
        currency option contracts                                                      286
    Foreign currency translation adjustments                                         3,309

    Minimum pension liability adjustment              827
    Net income
                                                -----------     -------------   ----------     -----------
Balance, August 31, 2003                        $     (69)      $     (1,173)   $    1,173     $    (318)
                                                ===========     =============   ==========     ===========


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

Inventory:

The Company values its inventories at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to fair market value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete based on a periodic assessment performed by the Company's management. During the fourth quarter of fiscal 2005, the Company changed from an order point to a Materials Requirement Planning system and compared in greater detail planned future usage to inventory quantities on hand and, as a result, the Company was able to modify its estimates used to account for excess inventory. As a result of this modification of its estimates, the Company recorded a $12,419 reserve for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts), consisting of $5,055 of critical care product raw materials, semi-finished and finished goods, $3,490 of HemoSonic components and $3,874 of IAB inventories. Inventory in excess of 36 months of forecasted usage may be used in the future if production requirements increase.

For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2005, the Company had recorded $717 of inventory related to its HemoSonic(TM) hemodynamic monitoring device. The Company is currently developing improvements to this product that it believes should enhance the demand for this product in the marketplace. The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions. In the second quarter of fiscal 2005, the Company made a provision of $2,079 for LionHeart(TM) inventory in excess of anticipated requirements and, in addition, wrote off its remaining investment in the LionHeart(TM) program, which included $860 in components. In the third quarter of fiscal 2004, the Company recorded an inventory write-off of $3,140 charged to cost of goods sold for certain LionHeart(TM) components that became obsolete with the Company's decision in April 2004 not to proceed in the U.S. with Phase II human clinical trials using the first generation LionHeart(TM) power system and controller.

                                      (49)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Goodwill, Intangible and Other Assets:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill is not amortized and is subject to an annual assessment of impairment and potentially additional impairment assessments based upon the occurrence of certain circumstances or events. The Company determines the fair market value of its reporting unit using quoted market rates and cash flow techniques. The fair market value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

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

Amortization expense of intangibles for fiscal 2005 was $5,482. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

                    Year Ending August 31,                        Total
              -----------------------------------          ------------
                             2006                                $5,482
                             2007                                 4,935
                             2008                                 3,951
                             2009                                 3,619
                             2010                                 1,975

Property, Plant and Equipment:
Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using the straight-line method. The useful lives for property, plant and equipment are as follows:

         Land improvements                                 5 years
         Buildings and leasehold improvements              5 - 40 years
         Machinery and equipment                           3 - 10 years
         Computer software and hardware                    3 - 5 years

Upon retirement, sale or other disposition, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations. In the fourth quarter of fiscal 2005, the Company recorded a $2,427 write off of equipment no longer in use based on physical inventories of the Company's worldwide equipment and also recorded a $3,804 reduction in depreciation expense ($3,514 to cost of sales and $290 to selling, general and administrative expenses) for the correction of fixed asset lives primarily for manufacturing equipment in the Company's non-U.S. facilities, as those lives were shorter than those prescribed by the Company's policy. In the second quarter of fiscal 2005, the Company wrote off $2,824 in equipment and components as a result of the Board of Directors' decision on April 6, 2005 to discontinue the development, sales and marketing programs related to its Arrow LionHeart(TM) Left Ventricular Assist System (LVAS). In the third quarter of fiscal 2004, the Company recorded a write-off of $558 related to LionHeart manufacturing equipment charged to selling, general and administrative expenses resulting from the Company's previously announced decision not to proceed with the U.S. Phase II human clinical trials using the first generation LionHeart power system and controller.

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

Revenue Recognition:

During the course of the closing process of the second quarter of fiscal 2005 and in conjunction with its review of its internal controls, the Company determined that it had misapplied the accounting treatment related to its shipping terms to U.S. customers and international distributors. The Company does not have written agreements with most customers and, as a result, in most of those cases, shipping terms are only specified on the invoice, which states free-on-board, or FOB, plant. While the Company does not pay for shipping in most cases or insure the shipments, its practice has been to credit or replace lost or damaged shipments. During the past few years, amounts in respect of these credits and replacements have been less than 0.05% of sales to customers in the U.S. and to international distributors. Nevertheless, interpretations of Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (SAB 104), issued by the SEC staff require that, because of its practice of replacing lost or damaged shipments, the Company's sales to customers in the U.S. and to international distributors are the equivalent of FOB destination orders.

The Company's assessment determined that delivery time to U.S. customers is two business days and, to its international distributors, seven days for air and truck shipments and 55 days for ocean vessel shipments. By applying the appropriate accounting treatment as described above, the amount of sales corresponding to these numbers of days in transit at the end of the quarter must be recognized in the succeeding quarter when the shipments are delivered. As a result, during the second quarter of fiscal 2005, the Company recorded $4,279 as a reduction to sales and $2,225 against gross profit, or $0.03 diluted earnings per share. These sales amounts, however, were recognized in the third quarter of fiscal 2005. While these sales amounts were recognized in the third quarter of fiscal 2005, a similar amount of days sales was excluded from the end of the fourth quarter and the excluded amount would be recognized in the subsequent quarter. Accordingly, the incremental effect on any future quarter would be the difference between the adjustment at the beginning of the quarter and the corresponding adjustment at the end of the quarter.

The Company's revenue recognition policy is as follows:

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

Income Taxes:

The Company's effective tax rate differs from the statutory rate primarily as a result of research and development tax credits, foreign sales corporation deductions associated with the extraterritorial income tax regime and a tax holiday in the Czech Republic. Because the Company operates in a number of domestic and foreign tax jurisdictions, the statutory rates within these various jurisdictions are considered in determining the Company's overall effective tax rate. Management's judgment is required to determine the Company's consolidated provision for income tax expense, deferred income tax balances and any valuation allowances associated with deferred tax assets. The Company's management also considers open statutory periods, current and anticipated audits, and the impact that any adverse adjustments would have on the Company's current and prospective overall effective tax rate.

Deferred tax assets and liabilities are recorded when differences exist between the financial statement carrying amounts and the tax bases of assets or liabilities. The Company regularly reviews its deferred tax assets for recoverability and to date has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities. Undistributed earnings of the Company's foreign subsidiaries amounted to $44,136 and $28,952 at August 31, 2005 and 2004, respectively.

Foreign Currency Translation/Transaction:

During fiscal 2005, 2004 and 2003, the Company's foreign subsidiaries used their local currency as the functional currency. All assets and liabilities are translated at year-end exchange rates and the adjustments are recorded within accumulated other comprehensive income / (expense) within shareholders' equity. All income and expense accounts are translated at average rates and adjustments from the translation are recorded in accumulated other comprehensive income/ (expense) within shareholders' equity. Foreign currency transaction gains and losses resulting from intercompany receivables denominated in the local currencies are included in other income/(expense) in the consolidated statement of income, and were $91, $558 and $99 for the fiscal years ended August 31, 2005, 2004 and 2003, respectively.

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

Computer Software Costs:

The Company records certain costs of computer software in accordance with "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). This statement requires that certain internal-use computer software costs are to be capitalized and amortized over the useful life of the asset. Total cost capitalized under the provisions of SOP 98-1, net of amortization, was $11,762 and $11,642 as of August 31, 2005 and 2004, respectively.

The Company also records certain costs of software in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." In accordance with the provisions of this statement, the Company's costs incurred in the research and development of new software components and enhancements to existing software components of certain of its products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and amortized over the useful life of the asset. Total cost capitalized under the provisions of SFAS No. 86, net of amortization, was $2,786 and $2,605 as of August 31, 2005 and 2004, respectively.

Research and Development:

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. The costs of materials (whether from the Company's normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs. In the second quarter of fiscal 2005, the Company wrote off $341 to research and development expenses related to the impairment of certain equipment as a result of the Company's decision to discontinue the development, sales and marketing programs related to its Arrow LionHeart LVAS. In the fourth quarter of fiscal 2003, the Company wrote off $3,569 related to development costs for the second generation of external batteries used in the LionHeart(TM). The Company also had $479 of capitalized costs related to its CorAide(TM) ventricular assist device as of August 31, 2005.

Product Liability:

Costs for attorney's fees and indemnification associated with injuries resulting from the use of the Company's products are provided for in estimating reserves. The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim, giving consideration to the perspective of outside counsel and other relevant factors. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis. For fiscal 2005, the Company's deductibles for its primary global product liability insurance policy decreased to $2,000 per occurrence from $2,500 in fiscal 2004 for domestic product liability claims, with the Company's annual exposure for such deductibles in any one policy year decreasing to $4,000 in fiscal 2005 from $5,000 in fiscal year 2004. Effective for fiscal 2006, the Company's deductibles for its primary global product liability insurance policy remain at $2,000 per occurrence with the Company's annual aggregate exposure for such deductibles being limited to $4,000 for any one policy year. The policy year runs from September 1 to August 31 and has a $10,000 aggregate limit. The Company also has additional layers of coverage insuring up to $35,000 in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Because deductibles were due to increase when the Company renewed its product liability insurance policy in September 2002, the Company elected to exercise a provision in its then current policy that maintains deductibles and limits for unreported claims occurring prior to September 1, 2002 at existing levels for five years.

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

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee's stock options issued under the Company's stock incentive plans, which were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date. As a result of the acceleration, options to acquire 122,495 shares of the Company's common stock, which otherwise would have vested over the next two years, became immediately exercisable. The Company's pro forma disclosure includes the effect of this accelerated vesting as calculated under SFAS No. 123 of $1,126.

Had compensation expense for stock options granted in fiscal 2005, 2004 and 2003 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended August 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated in the table below:


                                                                  2005                   2004                 2003
                                                          -----------------      -----------------     ----------------
Net income applicable to common shareholders
As reported                                               $         39,513       $         55,942      $        45,670
Add:  Stock based employee compensation expense
included in reported net income, net of related
tax effects                                                            771                     36                    -
Deduct:  Total stock based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                          (1,672)                (1,859)              (1,329)
Pro forma                                                 $         38,612       $         54,119      $        44,341

Basic earnings per common share
As reported                                               $           0.89       $           1.28      $          1.05
Pro forma                                                 $           0.87       $           1.24      $          1.02

Diluted earnings per common share
As reported                                               $           0.88       $           1.26      $          1.04
Pro forma                                                 $           0.86       $           1.22      $          1.01

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of either four or five years. The information provided in the table above includes the impact of both vested and non-vested options.

2. Special Charges:

The Company incurred a special charge in its fourth quarter of fiscal year 2003 totaling $8,000. This special charge was recorded to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as previously disclosed, related to certain of the Company's hemodialysis catheter products. In October 2003, the Company reached a settlement in principle for $8,000

                                      (54)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


in two related lawsuits in which the plaintiffs had alleged that certain of the Company's hemodialysis catheter products infringed patents owned by or licensed to the plaintiffs. In December 2003, the terms of this settlement were finalized and the Company paid the $8,000 settlement in January 2004. The Company had been obligated to pay royalties to the plaintiffs based on the sales levels for these products. Upon the final settlement of these actions, the Company no longer owes royalties to the plaintiff for any sales occurring after August 28, 2004.


3. LionHeart(TM) Charges:

As announced on April 7, 2005, the Company's Board of Directors decided to discontinue the development, sales and marketing programs related to its Arrow LionHeart LVAS.

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal 2005. As a result, the Company recorded a provision in its second quarter of fiscal 2005 of $2,079 for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in the second fiscal quarter its remaining investment in the LionHeart program, which included $2,824 in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second fiscal quarter, which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter of fiscal 2005 related to the LionHeart was $4,903, of which $4,562 was recorded to cost of sales and $341 to research and development expenses.


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

4. Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps are part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. The work on the consolidation is expected to continue into the first half of fiscal 2006. Severance payments relate to approximately 53 employees primarily in manufacturing at both facilities and the remaining accrual balance is expected to be paid later in fiscal 2006. All other restructuring costs are expected to be paid over the remainder of fiscal 2006. Restructuring charges related to this manufacturing realignment are summarized in the table below:

                                                          For the
                                         Estimate of       Twelve        For the                  Costs
                                            Total          Months        Twelve                expensed but
                                           Expected        Ended      Months Ended             not yet paid
                                        Restructuring    August 31,    August 31,     Total     as of August
                                           Charges          2004          2005       to Date     31, 2005
                                           -------          ----          ----       -------     --------
        Severance and related
           expenses                          $763          $208          $ 555         $763         $ 87
        Property, plant and
           equipment carrying
           cost and costs of
           disposal                            32             -             48           48            -
        Other, including
           equipment and
           inventory moving costs,
           employee relocation
           costs, and external

           consulting fees                    118             -            118          118            -
                                           ------          ----          -----         ----       ------
        Total restructuring
           charges                         $  913          $208          $ 721         $929       $   87
                                           ======          ====          =====         ====       ======


                                      (55)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


The Company has segregated its San Antonio, Texas facility and certain related equipment as held for sale on the Company's consolidated balance sheet as of August 31, 2005.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation in the fourth quarter of fiscal 2005 and expects to complete the relocation and related logistics by the end of fiscal 2006, at an estimated total cost of $1,625. Restructuring charges related to this distribution center relocation and related logistics are summarized below:

                                                                                            Costs
                                                      For the                              expensed
                                       Estimate of    Twelve        For the                 but not
                                          Total       Months        Twelve                 yet paid
                                         Expected     Ended      Months Ended                as of
                                       Restructuring  August      August 31,     Total     August 31,
                                         Charges     31, 2004        2005       to Date      2005
                                         -------     --------       ------      -------      ----
     Severance and related
        expenses                           $ 880            -     $    618     $    618     $   337
     Lease termination costs                 254            -          227          227         140
     Property, plant and
       equipment carrying
       cost and costs of disposal            112            -           38           38           -
     Other, including
       equipment and
       inventory moving costs,
       employee relocation costs,
       and external consulting fees          379            -          282       282              -
                                           -----      -------    ---------    ------       --------
     Total restructuring
        charges                          $ 1,625           -     $   1,165    $1,165        $   477
                                         =======      =======    =========    ======       ========


5. Business Acquisitions:

On September 3, 2002, the Company purchased the net assets of its former New York City distributor, Stepic Medical, from Horizon Medical Products for $12,636, which included the relief from $5,539 of accounts receivable that had been due from this distributor. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid in cash the entire $12,636 purchase price for this acquisition. Stepic Medical had been the Company's distributor in the greater New York City area, eastern New York State, and parts of Connecticut and New Jersey since 1977.

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
                                                 ==============

On November 25, 2002, the Company purchased specified assets and assumed specified liabilities of Diatek, Inc., a company that had developed, manufactured and marketed chronic hemodialysis catheters, for approximately $10,935. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid $8,935 in cash and recorded a liability classified as debt of $2,000. As of August 31, 2005, this liability had been reduced by $946 for legal costs paid by the Company, which are obligated to be reimbursed by the former owners of Diatek under the terms of the asset purchase agreement relating to this transaction. Pursuant to this agreement ,the Company is also required to make royalty payments to Diatek's former owners based on the achievement of specified annual sales, levels of certain hemodialysis product lines. The Company is accruing for any such royalty expenses as they are incurred. The Company intends to exercise its right to set off under the asset purchase agreement with respect to this obligation, enabling it to defer any such royalty payments until the complete resolution of the Company's patent infringement as described in Note 18. As a result, the Company has not made any such royalty payments to date. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $12,235, consisting primarily of intellectual property rights, are being amortized over a period of 20 years based on the legal life of the underlying acquired technology. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

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
                                                      ==============

On March 18, 2003, the Company purchased substantially all of the assets of Klein-Baker Medical, Inc., a company doing business as Neo?Care(R) in San Antonio, Texas, for approximately $16,550. Neo?Care(R) develops, manufactures and markets specialty catheters and related procedure kits to neonatal intensive care units. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid $16,438 in cash, reduced by $112 for insurance premiums paid by the Company, which are obligated to be reimbursed by the former owners of Klein Baker Medical under the terms of the asset purchase agreement relating to this transaction. The excess of the purchase price over the estimated fair value of the net assets acquired of $3,803 was recorded as goodwill and is evaluated for impairment on a periodic basis in accordance with SFAS No. 142. Intangible assets acquired of $8,539 are being amortized over a period of 25 years based on the anticipated period in which cash flows are expected. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

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
                                                 =============

On July 1, 2003, the Company purchased certain assets of its former Florida-based distributor, IMA, Inc., for $2,150, which included the relief from $621 of accounts receivable that had been due from this distributor. As of August 31, 2004, pursuant to the asset purchase agreement, the Company had paid in cash the entire $2,150 for this acquisition. As a result of this transaction, the Company is conducting direct sales activity in the territory formerly covered by IMA, Inc. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $1,717 are being amortized over a period of five years. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

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
                                                  =============


On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $8,871, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement included the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of August 31, 2005, pursuant to the asset purchase agreement, the Company had paid $8,550 in cash and recorded a current liability of $321 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5,650, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge, or $990 against net income for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

         (in millions)
         Inventories                            $   3,221
         Intangible assets                          5,650
                                                   -------
            Total purchase price                $   8,871
                                                   =======


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

6. Stock Option Plans:


The Company has adopted three stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors' Stock Incentive Plan, as amended (the "Directors' Plan"), which was approved by the Company's shareholders on January 17, 1996 with amendments thereto approved by the shareholders on January 19, 2000, and the 1999 Stock Incentive Plan, (the "1999 Plan"), which was approved by the shareholders on June 19, 2000 with non-material amendments thereto approved by the Company's Board of Directors on October 27, 2004. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors' Plan authorizes the granting of a maximum of 300,000 non-qualified stock options. Under the Directors' Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The Directors' Plan authorizes an initial grant of an option to purchase 10,000 shares of common stock upon each eligible director's initial election to the Board of Directors and the grant of an additional option to purchase 3,000 shares of common stock on the date each year when directors are elected to the Board of Directors.


                                      (58)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

The Company follows the provision of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which require compensation expense for options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for its options granted during the 2005 and 2003 fiscal years. During fiscal 2004, the Company recognized compensation expense of $54 related to a grant that had an exercise price that was below the market price of the underlying stock on the date of the grant.

In fiscal 2005, 2004 and 2003, the Company granted 185,000, 1,250,000 and 16,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $29.08 to $33.59 for the options granted in fiscal 2005, from $25.00 to $25.80 for the options granted in fiscal 2004 and from $17.78 to $20.53 for the options granted in fiscal 2003. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted, with the exception of a fiscal 2004 grant discussed above. The options expire ten years from the grant date. The options vest ratably over either four or five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

On January 19, 2005, January 21, 2004 and January 15, 2003, the Company granted 27,000, 27,000 and 24,000 options, respectively, to its directors to purchase shares of the Company's common stock pursuant to the Directors Plan. The exercise price per share for the 2005, 2004 and 2003 awards was $30.60, $26.42 and $20.53, respectively, which was equal to the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date and, once vested, are exercisable at any time.

The numbers of shares underlying option awards under the Company's stock plans and the exercise prices applicable to such awards have in each case been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.

Stock option activity for the years ended August 31, 2005, 2004 and 2003 is summarized in the table below:

                                                  Weighted                        Weighted                          Weighted
                                                  Average                         Average                           Average
                                   Shares         Exercise        Shares         Exercise          Shares           Exercise
                                  FY 2005          Price          FY 2004          Price           FY 2003           Price
                                ------------    ------------    ------------    -------------    ------------    ---------------
Outstanding at
   September 1                   3,084,152        $20.49          2,318,260         $16.82          2,414,510           $16.75
Granted                            212,000        $30.71          1,277,000         $25.28             40,000           $20.11
Exercised                         (814,782)       $17.31           (439,348)        $15.20            (73,930)          $16.48
Terminated                        (100,003)       $22.04            (71,760)        $19.19            (62,320)          $16.63
                                ------------                    ------------                     ------------

Outstanding at
August 31                        2,381,367        $22.43          3,084,152         $20.49          2,318,260           $16.82

Exercisable at
   August 31                     1,122,266        $19.64          1,263,920         $16.45          1,293,686           $15.84


Stock options outstanding at August 31, 2005 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average             Average                             Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices            Outstanding        Contractual Life          Price           Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50                  290,260            3.45               $14.99               290,260         $14.99
     $17.51 - $21.47                  803,669            5.67                19.03               543,321          19.07
     $21.48 - $26.42                1,075,438            8.06                25.33               288,685          25.41
     $26.43 - $33.59                  212,000            9.36                30.71                     -              -
                               ---------------                                             --------------
                                    2,381,367                                                  1,122,266


                                       (59)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

The Company previously adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company continues to apply the existing accounting rules under APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value method in measuring compensation cost for stock options granted subsequent to December 15, 1995 had been applied.

The per share weighted average value of stock options granted in fiscal 2005, 2004 and 2003 was $5.99, $5.39 and $8.30, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                         2005                 2004                  2003
                                     -------------      ---------------      ----------------

Risk-free interest rate                     3.19%                2.90%                 2.68%
Dividend yield                              1.74%                1.42%                 1.72%
Volatility factor                          20.26%               21.38%                44.55%
Expected lives                            5 years              4 years               5 years


7. Related Party Transactions:

During fiscal 2005 and 2004, the Company made purchases amounting to $123 and $117, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including T. Jerome Holleran, who serves as PMP's Chairman and as a Director of the Company. Precision was related to the Company through common ownership until it was dissolved on May 1, 2002.


8. Rent Expense:
The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms.


Rent expense under operating leases totaled $6,387, $5,929 and $5,344 for fiscal years ended August 31, 2005, 2004 and 2003, respectively. Following is a schedule by year showing future minimum rentals under operating leases.

                          Year Ending August 31,                                 Total
                    -----------------------------------                  ------------
                                   2006                                        $ 3,697
                                   2007                                          2,599
                                   2008                                          1,842
                                   2009                                          1,449
                                   2010                                          1,046
                                Thereafter                                         832
                                                                          ------------
                                                                               $11,465
                                                                          ============

9. Inventories:

Inventories are summarized as follows:

                                                                        August 31,
                                                          ---------------------------------------
                                                              2005                     2004
                                                          --------------          ---------------
Finished goods                                                  $32,954                  $29,036
Semi-finished goods                                              26,875                   26,126
Work-in-process                                                  11,699                    9,493
Raw materials                                                    23,828                   31,429
                                                          --------------          ---------------
                                                               $ 95,356                  $96,084
                                                          ==============          ===============


                                      (60)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)


10. Credit Facilities:

To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At both August 31, 2005 and 2004, the Company had a revolving credit facility providing a total of $65,000 in available revolving credit for general business purposes, of which $21,831 and $17,780 was outstanding, respectively, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75,000. At August 31, 2005 and 2004, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $31,978 and $32,275, of which $5,060 and $8,240 was outstanding, as of August 31, 2005 and 2004, respectively.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. At August 31, 2005 and 2004, the weighted average interest rates on short-term borrowings were 2.1% and 2.3% per annum, respectively. Combined borrowings under these facilities increased $871 during fiscal year 2005.

11. Accrued Compensation:
The components of accrued compensation at August 31, 2005 and 2004 are as follows:

                                                              2005                      2004
                                                          --------------            -------------
Accrued vacation pay                                            $ 5,422                  $ 5,522
Accrued payroll                                                   5,967                    8,025
Other                                                             1,519                      624
                                                          --------------            -------------
                                                               $ 12,908                  $14,171
                                                          ==============            =============

12. Accrued Liabilities:

The components of accrued liabilities of August 31, 2005 and 2004 are as follows:

                                                              2005                      2004
                                                          --------------            -------------
Accrued professional fees                                       $ 7,600                  $ 2,858
Other*                                                           16,971                    9,655
                                                          --------------            -------------
                                                               $ 24,571                  $12,513
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

                                      (61)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Long-term debt consists of the following:

                                                                                                   August 31,
                                                                                    ------------------------------------------
                                                                                         2005                     2004
                                                                                    ----------------        ------------------
Note payable to Klein-Baker Medical, Inc. in March 2005, plus interest at a
variable rate based upon LIBOR plus 2.00%, offset by insurance premiums             $             -         $           1,925
owed to the Company by the former owners of Klein-Baker Medical, Inc.

Note payable to Diatek, Inc. originally due in November 2004, plus interest at a variable rate based upon LIBOR plus 2.00%, offset by certain charges owed to the Company by the former owners of Diatek, Inc. , as further
discussed in Note 5 in Notes to Consolidated Financial Statements.                            1,054                     1,111

                                                                                    ----------------        ------------------
Total debt                                                                                    1,054                     3,036
Less current maturities                                                                       1,054                     3,036
                                                                                    ----------------        ------------------
                                                                                    $             -         $               -
                                                                                    ================        ==================

The Company has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $1,472 related to subsidiary indebtedness and workers compensation insurance coverage and foreign performance bonds. The annual commitment fees associated with the letters of credit were 0.60% per annum at August 31, 2005.

Total interest costs for fiscal 2005, 2004 and 2003 were $648, $1,117 and $618, respectively.

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

The provision (benefit) for income taxes consists of:

                                                                   2005
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current             $              11,370       $           1,440       $             3,328      $               16,138
Deferred                             (980)                    (95)                      248                        (827)
                    ----------------------     -------------------     ---------------------     -----------------------
                    $              10,390       $           1,345       $             3,576      $               15,311
                    ======================     ===================     =====================     =======================

                                                                   2004
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current             $              18,829       $           1,818       $             3,762      $               24,409
Deferred                            2,288                     218                        20                       2,526
                    ----------------------     -------------------     ---------------------     -----------------------
                    $              21,117       $           2,036       $             3,782      $               26,935
                    ======================     ===================     =====================     =======================

                                                                   2003
                   -----------------------------------------------------------------------------------------------------
                          Federal                    State                   Foreign                     Total
                   -----------------------    --------------------    ----------------------    ------------------------
Current            $               14,928     $               665     $               2,829     $                18,422
Deferred                            2,799                     267                      (240)                      2,826
                    ----------------------     -------------------     ---------------------     -----------------------
                   $               17,727     $               932     $               2,589     $                21,248
                    ======================     ===================     =====================     =======================


In fiscal 2005, the income tax provision was favorably impacted by the impact of foreign tax rate differentials primarily related to a tax holiday in the Czech Republic through August 2006, as further described below, and


                                       (62)

                           ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

research and development tax credits and the Extraterritorial Income Regime tax deduction. In addition, the Company established an accrual for state income taxes primarily related to taxation of its intangible holding company.

Research and development tax credits were $1,000, $1,323, and $801 in fiscal 2005, 2004 and 2003, respectively.

The following deferred taxes and balance sheet classifications are recorded as of August 31, 2005 and 2004:

Deferred tax assets (liabilities):                                       2005                        2004
                                                                    ---------------             ---------------
 Accounts receivable                                                 $       1,005              $          656
 Inventories                                                                13,261                       6,198
 Capital loss carryforward                                                   3,392                       3,392
 Property, plant and equipment                                             (12,527)                     (8,231)
 Intangible assets                                                           3,483                       4,760
 Accrued liabilities                                                        (9,142)                    (11,877)
 Accrued compensation                                                        1,438                       1,402
 Postretirement benefits other than pensions                                 5,855                       5,186
                                                                     --------------             ---------------
                                                                     $       6,765              $         1,486
                                                                     ==============             ===============
Balance Sheet classification:
 Current deferred tax assets                                         $      16,338              $        8,562

 Non-current deferred tax assets/(liabilities)                              (9,573)                     (7,076)
                                                                     --------------             ---------------
                                                                     $       6,765              $         1,486
                                                                     ==============             ===============

The Company has capital loss carryforwards related to marketable securities sales of $8,845 at August 31, 2005 of which $8,480 and $365 expires on August 31, 2006 and August 31, 2007, respectively. Management considers projected future taxable income and tax planning strategies in assessing the need for valuation allowances that reduce deferred tax assets. Based upon historical taxable income and tax planning strategies that may be implemented in the future, management believes it is more likely than not that the Company will realize the benefits of these capital loss carryforwards prior to the statutory expiration of the carry forwards.

In addition, in March 2004, the Company made a payment to the Japanese Government of approximately $10,000 to settle a tax assessment related to a Japanese audit of the Company's transfer pricing. The Company is utilizing competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this Japanese tax assessment, although there can be no assurance that it will be successful in these efforts.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                                                2005             2004            2003
                                                               -------          -------         -------
Statutory federal income tax rate                               35.0%            35.0 %          35.0%
State income taxes, net of federal benefit                       2.2              1.6             1.0
Foreign statutory tax rates differential                        (3.2)            (0.4)            0.8
Foreign sales corporation - ETI (Extra Territorial
Income Exclusion) deduction                                     (4.9)            (3.8)           (4.2)

Research and development tax credit                             (1.8)            (0.9)           (1.6)
Other                                                            0.6              1.0             0.8
                                                               ------            ------          ------
Effective tax rate                                              27.9%            32.5%           31.8%
                                                               ======            ======          ======


The effective tax rate for fiscal 2005 reflects the benefits of a tax holiday in respect of the Company's Czech Republic operations. This tax holiday is effective through August 2006 and is limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased. This tax holiday resulted in a $2,800 reduction in the Company's income tax provision for fiscal 2005.

15. Retirement Benefits:

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

On September 1, 2000, the Company established a Defined Benefit Supplemental Executive Retirement Plan to provide pension benefits to selected executives and retired executives/directors of the Company. The plan is unfunded and the benefits provided under the plan are intended to be in addition to other employee retirement benefits offered by the Company, including but not limited to tax-qualified employee retirement plans. The accumulated benefit obligation for this pension plan, which exceeds plan assets, was $5,425 and $4,981 at August 31, 2005 and 2004, respectively.

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

Early Retirement Plan:

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have his or her stock options issued under the Company's stock incentive plans, that were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

During fiscal 2005, the Company recorded $1,918 related to pension and $814 related to other post-retirement benefits related to the early retirement program, which are not included in the net periodic benefit costs below. These charges to expense and credit to prepaid pension and accrued postretirement benefit obligations resulted from the Company's waiver in connection with the early retirement program of the normal discount that customarily would have applied to a participant's benefits if the participant had otherwise elected to retire prior to his/her normal retirement date.

                                      (64)

The following summarizes the Company's benefit obligations, changes in plan assets and funded status:

                                                              Pension Benefits                           Other Benefits
                                                     -----------------------------------      -------------------------------------
                                                                 August 31,                                August 31,
                                                          2005                2004                  2005                 2004
                                                     ----------------    ---------------      ------------------    ---------------
Change in benefit obligation:
Benefit obligation at beginning of year                   $  88,270         $  75,482            $  15,091            $  13,013
Service cost                                                  4,264             3,688                  369                  354
Interest cost                                                 5,831             5,259                  947                  866
Amendments                                                       69             2,578                1,638                 (423)
Actuarial loss                                               14,375             3,577                6,080                1,417
Translation adjustment                                          (16)               --                   --                   --
Curtailments                                                     58                --                   --                   --

Special termination benefits                                  1,437                --                  814                   --

Benefits paid                                                (4,138)           (2,314)                (883)                (136)
                                                          ---------         ---------            ---------            ---------
Benefit obligation at end of year                         $ 110,150            88,270            $  24,056               15,091
                                                          =========         =========            =========            =========

                                                               Pension Benefits                          Other Benefits
                                                      ------------------------------------     -----------------------------------
                                                                  August 31,                             August 31,
                                                           2005                2004                 2005               2004
                                                      ---------------     ----------------     ---------------    ----------------
Change in plan assets:

Fair value of plan assets at beginning
of year                                                   $ 81,183          $  78,227            $      --            $      --
Actual return on plan assets                                 8,352              5,018                   --                   --
Translation adjustment                                          (6)                --                   --                   --
Employer contributions                                       8,832                252                  883                  136
Refund of surplus                                             (132)                --                   --                   --
Benefits paid                                               (4,138)            (2,314)                (883)                (136)
                                                          ---------         ----------           ----------           ----------
Fair value of plan assets at end of year                  $ 94,091          $  81,183            $      --            $      --
                                                          =========         =========            =========            =========

                                                                 Pension Benefits                          Other Benefits
                                                        -----------------------------------      -----------------------------------
                                                                    August 31,                               August 31,
                                                            2005                2004                  2005               2004
                                                        --------------    -----------------      ---------------    ----------------

Funded status                                             $ (16,059)        $  (6,885)           $ (24,056)           $ (15,091)
Unrecognized net actuarial loss                              33,273            21,533               10,910                4,937
Unrecognized prior service cost                              11,160            11,687                  566                 (681)
Unrecognized transition obligation (asset)                      164               (34)                 484                  533
Unrecognized plan acquisition differential                       --             1,023                   --                 (404)
Contributions                                                    22                --                   --                   --
                                                          ---------         ---------            ---------            ---------
     Prepaid (accrued) benefit cost                       $  28,560         $  27,324            $ (12,096)           $ (10,706)
                                                          =========         =========            =========            =========

                                      (65)

                                                                 Pension Benefits                          Other Benefits
                                                        -----------------------------------      -----------------------------------
Amounts recognized in the statement                                 August 31,                               August 31,
of financial position consist of:                           2005                2004                  2005               2004
                                                        --------------    -----------------      ---------------    ----------------
Prepaid benefit cost                                      $  21,006         $  29,127            $      -             $       -
Accrued benefit liability                                    (8,843)           (4,981)             (12,096)             (10,706)
Contributions                                                    22                 -                    -                    -
Intangible asset                                              4,755             3,178                    -                    -
Accumulated other comprehensive
   Income                                                    11,620                 -                    -                    -
                                                          ---------         ----------           ----------           ----------
      Net amount recognized                               $  28,560         $  27,324            $ (12,096)           $ (10,706)
                                                          =========         =========            =========            =========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with plan assets in excess of accumulated benefit obligations were $50,776, $46,300 and $53,065 for 2005, respectively, and $81,673, $69,449 and $80,694 for 2004, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $59,374, $49,872 and $41,026 for 2005, respectively, and $6,597, $4,981 and $489 for 2004, respectively.

Plan Assumptions

Weighted average assumptions used in developing the benefit obligation and net periodic benefit cost were as follows:

                                                                              Other Benefits
                                                                -------------------------------------------
                                                                                August 31,
Benefit obligation                                  2005           2004            2005           2004
                                                 -----------    -----------      ----------    ------------
Discount rate                                         5.21%          6.25%           5.00%           6.25%
Expected return on plan assets                        8.50%          8.50%             N/A             N/A
Rate of compensation increase                         3.97%          4.00%           4.00%           4.00%

Health care cost trend rate:
Initial trend rate                                      N/A            N/A           9.00%          10.00%
Ultimate trend rate                                     N/A            N/A           5.00%           5.00%
Years until ultimate trend is reached                   N/A            N/A           8              9

                                                            Pension Benefits                           Other Benefits
                                                 ---------------------------------------    --------------------------------------
                                                                 August 31,                              August 31,
Net periodic benefit cost                           2005           2004          2003         2005          2004           2003
                                                 -----------    -----------    ---------    ----------   ------------    ---------
Discount rate                                         6.25%          6.50%         7.00%        6.25%          6.50%        7.00%
Expected return on plan assets                        8.50%          9.00%        11.00%          N/A            N/A          N/A
Rate of compensation increase                         4.00%          4.00%         4.00%        4.00%          4.00%        4.00%

Health care cost trend rate:
Initial trend rate                                      N/A            N/A          N/A        10.00%         12.00%        8.00%
Ultimate trend rate                                     N/A            N/A          N/A         5.00%          5.00%        5.00%
Years until ultimate trend is reached                   N/A            N/A          N/A         9            11             6

                                      (66)

The asset allocation of the Company's pension plans at August 31, 2005 and August 31, 2004, and the target allocation for fiscal 2006, by asset category, is summarized in the table below:

                                                                                  Percentage of Plan Assets for the Years ended
                                       Long-Term Range of Target Allocations                       August 31,
                                                                                 ------------------------------------------------
Asset Category                           For the Year ended August 31, 2006               2005                      2004
-----------------------------    --------------------------------------------    -----------------------    ---------------------
Equity Securities (1)                                35% - 65%                            75%                       63%
Debt Securities                                      15% - 25%                            23%                       26%
Alternatives (2)                                     10% - 35%                             0%                        0%
Cash                                                  2% - 5%                              2%                       11%
                                 --------------------------------------------    -----------------------    ---------------------
Total
                                                                                          100%                      100%

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law on December 8, 2003. This Act introduces a Medicare prescription-drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retiree health care plans that provide a prescription drug benefit at least as generous as the Medicare program for its Medicare-eligible retirees. The Company has concluded that it is not eligible to receive this federal subsidy.

Total benefits expected to be paid to participants, which includes payments funded from the Company's assets, are summarized in the table below:

       Expected Benefits Payments                  Pension Benefits              Other Benefits
------------------------------------------     --------------------------    -----------------------
                  2006                                   $ 3,995                    $ 1,049
                  2007                                     4,169                      1,134
                  2008                                     4,354                      1,232
                  2009                                     4,554                      1,294
                  2010                                     4,830                      1,341
               2011 - 2015                                30,420                      7,642

                                      (67)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

                                                           Pension Benefits                             Other Benefits
                                               ------------------------------------------   ----------------------------------------
Components of net periodic (benefit)                          August 31,                                  August 31,
cost for the fiscal years ended                   2005           2004            2003          2005           2004          2003
                                               -----------    ------------    -----------   ------------    ---------    -----------
Service cost                                      $ 4,264         $ 3,688        $ 2,743           $369        $ 354        $   319
Interest cost                                       5,831           5,259          4,335            947          866            795
Expected return on plan assets                     (7,121)         (6,958)        (6,492)             -            -              -
Amortization of prior service costs                 1,197           1,090            666            (12)        (117)           (84)
Amortization of transition obligation (asset)         (88)           (107)          (107)            49           49             49
Amortization of net actuarial (gain) loss           1,357             824            503            106          175            104
Plan acquisition differential                           -             150            150              -          (29)           (29)
                                               -----------    ------------    -----------   ------------    ---------    -----------
     Net periodic (benefit) cost                  $ 5,440         $ 3,946        $ 1,798        $ 1,459      $ 1,298        $ 1,154
                                               ===========    ============    ===========   ============    =========    ===========

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:

                                                     1-Percentage-      1-Percentage-
                                                     Point Increase     Point Decrease
                                                     --------------     --------------
Effect on total of service and interest
    cost components                                    $   154            $   (108)
Effect on postretirement benefit obligation            $ 2,433            $ (1,625)

Savings Plan:

The Company has a defined contribution 401(k) savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan related to the Company's matching contribution was $1,272, $1,152 and $1,024 for fiscal 2005, 2004 and 2003, respectively.

In fiscal 2001, this plan was amended to, among other things, permit the Company to begin contributing to each eligible participant's 401(k) plan account an additional amount equal to 1% of each participant's monthly compensation in the form of vested shares of Arrow common stock. This stock contribution program resulted in additional expense to the Company of $891, $815 and $716 for fiscal 2005, 2004 and 2003, respectively.

16. Segment Reporting:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the reporting of certain financial information for each operating segment. The Company has one operating segment as defined in this standard, based on the fact that its various business components do not possess the defined characteristics meeting the standard's definition of operating segments. For instance, the Company's current management structure is designed to operate the business as a whole, with no divisional responsibilities. In addition, over 90% of the Company's net sales are generated from catheter and catheter-related products. Therefore, the Company continues to operate as a single operating segment. The Company operates in four main geographic regions, therefore, information about products and geographic areas is presented below.


                                      (68)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

The following table provides information about the Company's sales by product category:

                                           2005                             2004                               2003
                               -----------------------------    ------------------------------     -----------------------------
                                 Critical         Cardiac         Critical          Cardiac         Critical          Cardiac
                                   Care             Care            Care             Care             Care             Care
                               --------------    -----------    -------------     ------------     ------------     ------------
Sales to External                    $385,400        $68,900    $     369,800           63,300     $    323,500     $     56,900
     customers

The following tables present information about geographic areas:

                                                              2005
-------------------------------------------------------------------------------------------------------------------------------
                                     United         Asia and                        Other
                                     States          Africa         Europe         Foreign        Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated                  $277,600       $65,900         $85,600       $25,200       $         -          $454,300
    customers
Long-lived assets at
    August 31*                         $104,212        $2,886         $30,898       $14,940       (729)                $152,207

                                                              2004
-------------------------------------------------------------------------------------------------------------------------------
                                     United         Asia and                        Other
                                     States          Africa         Europe         Foreign        Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated                 $ 279,900       $60,000        $ 71,400       $21,800       $         -         $ 433,100
    customers
Long-lived assets at
    August 31*                        $ 103,991       $ 2,801        $ 25,148       $ 5,565          (527)            $ 136,978

                                                              2003
-------------------------------------------------------------------------------------------------------------------------------
                                     United         Asia and                        Other
                                     States          Africa         Europe         Foreign        Eliminations     Consolidated
                                 --------------    ----------    ------------    ----------       ------------    -------------
Sales to unaffiliated                 $ 249,900       $51,200        $ 60,400      $ 18,900       $         -         $ 380,400
    customers
Long-lived assets at
    August 31*                         $ 99,783       $ 2,127        $ 22,159       $ 4,816           $  (452)        $ 128,433

* Long-lived assets includes only tangible assets.

17. Financial Instruments:

During fiscal 2005 and 2004, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 27.1% and 24.3%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other (income) / expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by the changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company does not use financial instruments for trading or speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables, and collateral is generally not required. The risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

                                      (69)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

At August 31, 2005, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through November 2005. The following table identifies foreign currency forward contracts to sell foreign currencies at August 31, 2005 and 2004 as follows:

                                                    August 31, 2005                             August 31, 2004
                                               Notional          Fair Market           Notional            Fair Market
                                               Amounts              Value               Amounts               Value
                                            ---------------    ---------------      ---------------- -- -----------------
Foreign currency: (U.S. Dollar Equivalents)
        Japanese yen                        $          672                680       $             -     $              -
        Canadian dollars                               584                590                     -                    -
        Euro                                        11,322             11,424                14,643               14,603
        Mexican peso                                   905                912                 1,379                1,393
        African rand                                   444                470                   445                  450
                                            --------------     --------------       ---------------     ----------------
                                            $       13,927             14,076       $        16,467     $         16,446
                                            ==============     ==============       ===============     ================

At August 31, 2005, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through October 2005. The following table identifies foreign currency forward contracts to buy foreign currencies at August 31, 2005 and August 31, 2004 as follows:

                                                    August 31, 2005                           August 31, 2004
                                            ---------------------------------     ------------------------------------
                                               Notional         Fair Market           Notional           Fair Market
                                               Amounts             Value              Amounts               Value
                                            ---------------    --------------     -----------------    ---------------
  Foreign currency: (U.S. Dollar Equivalents)
        Czech koruna                        $        2,666     $       2,727      $          3,031      $       2,996
        Euro                                             -                 -                 7,305              7,306
        Mexican peso                                     -                 -                   703                702
                                            --------------     --------------       ---------------     ----------------
                                            $        2,666     $       2,727      $         11,039      $      11,004
                                            ==============     ==============       ===============     ================

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. During fiscal 2005, the Company recognized less than $0.1 million of intrinsic value losses against cost of sales and did not recognize any time value losses, nor did it recognize any intrinsic values losses against cost of sales during fiscal 2004. During fiscal 2003, the Company recognized intrinsic value gains of $294. The Company had no foreign currency option contracts outstanding at August 31, 2005 and August 31, 2004.

18. Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company is currently a defendant in a lawsuit in the United States District Court in the Southern District of New York, in which the plaintiffs, Thierry Pourchez and Bard Access Systems, Inc., allege that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringe a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue, which is not expected to occur until later in calendar year 2005 or early 2006, although the

                                      (70)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action. Although the outcome of this action is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in this action would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

The Company is currently a plaintiff in a patent infringement lawsuit in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of two patents covering the PTD, is also a plaintiff, and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these two patents. A trial is anticipated during calendar year 2006.

The Company also commenced a patent infringement lawsuit in the United States District Court in Boston, Massachusetts against Spire Corporation of Bedford, Massachusetts. The Company is the owner of United States Patent No. 6,872,198, which covers a method of inserting a double-Y-shaped multi-lumen catheter. The Company has alleged that the use of Spire's Pourchez RetrO(TM) High Flow Kink-Resistant Catheter infringes this patent. The case is at the beginning of the discovery phase, and trial is anticipated during the 2007 calendar year.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

As previously reported, the Company had been in negotiations for the possible settlement of a claim for indemnification in connection with its prior disposition of a business. In August 2005, the Company and the plaintiff signed a term sheet effectively obligating both parties to a $2,000 settlement. As a result, the Company concluded that the settlement of the indemnification claim was then probable in accordance with the provisions of SFAS No. 5, "Accounting for Contingencies" and established a reserve for the pending settlement amount in the fourth quarter of fiscal 2005. On November 4, 2005, the Company paid the $2,000, which completed the settlement of the indemnification claim.

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

20. New Accounting Standards:

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the impact that this statement will have on its financial statements and anticipates that it will not be material to its results of operations.

The FASB issued SFAS No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. In addition, the SEC issued SAB No. 107 "Share-Based Payment" in March 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company has evaluated the various transitional methods and the impact that this statement will have on its financial statements and estimates it will result in a charge to net income of $700 in the first quarter of fiscal 2006 and $3,400 for the full fiscal 2006.

                                      (71)

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

21. Product Recall:

As previously reported, on December 3, 2004, the Company announced a voluntary nationwide recall of all of its Neo[heart]PICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's Neo[heart]Care product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the U.S. Food and Drug Administration, or the FDA, in conducting the voluntary recall. As of November 14, 2005, the Company had not received any product liability claims in connection with the product recall.

The Company sent recall notices to approximately 800 hospitals and 16 dealers. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $500, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of August 31, 2005, the Company had issued sales credits totaling the full $500 and does not anticipate the need to issue any additional credits.

To address the inspectional observations of the FDA, the Company in January 2005 temporarily ceased the manufacture, shipment and sale of its entire Neo[heart]Care product line, including the NeoPICC Catheters. In addition, the Company moved its Neo[heart]Care manufacturing operations into its existing manufacturing structure and suspended sales until it implements all corrective actions related to the FDA's December 2004 inspections of the Company's facilities in San Antonio, Texas and Reading, Pennsylvania. Shipments of the Neo[heart]Care product line, other than the NeoPICC Catheters, are presently expected to resume in calendar year 2006. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products, which is also presently expected to occur in calendar year 2006.

The Company's fiscal 2004 Neo[heart]Care product line sales were $7,646. Inventories of NeoPICC Catheters at August 31, 2005 amounted to $304, which the Company has fully reserved for as of August 31, 2005. Inventories of other Neo[heart]Care products were approximately $1,368 at August 31, 2005.

22. Early Retirement Program:

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have his or her stock options issued under the Company's stock incentive plans, which were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

During fiscal 2005, the Company recorded $6,897 in total costs with respect to this program, of which $1,883 was recorded to cost of sales and $5,014 to selling, general and administrative expenses. Of the $6,897 in total costs, $2,732 was related to pension and other postretirement benefits and $3,023 was a cash charge related to severance and related costs. The remaining $1,142 was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected into the program.

                                      (72)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

23. Summary of Quarterly Results (unaudited):
Quarterly financial results for the year ended August 31, 2005 are as follows:

                                                                               Quarter
                                            -------------------------------------------------------------------------------
                                               11/30/04             2/28/05              5/31/05              8/31/05
                                            ----------------     ---------------     ----------------     -----------------
Net sales                                   $       112,725      $      109,209      $       118,070      $        114,292
Cost of goods sold                                   56,305              58,506               57,416                68,230
                                            ---------------      --------------      ---------------      ----------------
Gross profit                                         56,420              50,703               60,654                46,062
Operating expenses
Research and development                              7,919               7,126                6,623                 8,024
Selling, general and
  administrative                                     28,722              35,545               29,856                34,109
Restructuring Charge                                    391                 930                  450                   115
Operating income                                     19,388               7,102               23,725                 3,814
Other expenses (income)                               (291)               (180)                   267                (591)
Income before income
   taxes                                             19,679               7,282               23,458                 4,405
Provision for income taxes                            6,396               1,928                7,624                 (637)
Net income                                  $        13,283      $        5,354      $        15,834      $          5,042
Basic earnings
   per common share                         $          0.30      $         0.12      $          0.36      $           0.11
Diluted earnings
   per common share                         $          0.30      $         0.12      $          0.35      $           0.11
Weighted average shares used in computing
basic earnings per
  common share                                       43,836              44,214               44,548                44,598
Weighted average shares used in computing
diluted earnings per common share                    44,526              45,010               45,277                45,210


                                      (73)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Quarterly financial results for the year ended August 31, 2004 are as follows:

                                                                                 Quarter
                                            ---------------------------------------------------------------------------
                                               11/30/03             2/29/04              5/31/04              8/31/04
                                            ----------------     ---------------     ----------------     -------------
Net sales                                     $   103,101         $ 108,294           $ 108,779            $ 112,960
Cost of goods sold                                 48,903            50,492              56,249               53,043
                                              ------------        ---------           ---------            ---------
Gross profit                                       54,198            57,802              52,530               59,917
Operating expenses
Research and development                            6,844             6,383               8,201                8,946
Selling, general and
  administrative                                   25,738            28,448              27,068               28,938
Restructuring Charge                                    -                 -                   -                  208
Operating income                                   21,616            22,971              17,261               21,825
Other expenses (income)                               248                70                  (2)                 480
Income before income
   taxes                                           21,368            22,901              17,263               21,345
Provision for income taxes                          6,944             7,443               5,611                6,937
Net income                                    $    14,424         $  15,458           $  11,652            $  14,408
Basic earnings
   per common share                           $      0.33         $    0.36           $    0.26            $    0.33
Diluted earnings
   per common share                           $      0.33         $    0.35           $    0.26            $    0.32
Weighted average shares used in computing
basic earnings per
  common share                                     43,344            43,504              43,634               43,753
Weighted average shares used in computing
diluted earnings per common share                  43,983            44,203              44,474               44,544

                                      (74)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

24. Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 2005, 2004 and 2003:

                                                            2005              2004              2003
                                                        -------------     -------------     ------------
Net income                                                  $39,513          $ 55,942         $ 45,670

Weighted average common shares outstanding                   44,300            43,559           43,399
Incremental common shares issuable: stock options
   and awards                                                   708               743              374
                                                        -------------     -------------     ------------
Weighted average common shares outstanding                   45,008            44,302           43,773
   assuming dilution                                    =============     =============     ============

Basic earnings per common share                               $0.89             $1.28            $1.05
                                                        =============     =============     ============

Diluted earnings per common share                             $0.88             $1.26            $1.04
                                                        =============     =============     ============

All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.

At August 31, 2005, there were 779 stock options outstanding to purchase shares of common stock that were not included in the computation of earnings per share assuming dilution because the options' exercise price was higher than the average market price of the Company's common stock. All stock options outstanding to purchase shares of common stock that were included in the computation of earnings per share assuming dilution were those for which the options' exercise price was less than the average market price of the Company's common stock at August 31, 2004 and August 31, 2003, respectively.

25. Warranty:

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of August 31, 2005 and August 31, 2004, the Company's total estimated product warranty obligation was $660 and $740, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in warranty obligation for fiscal 2005 and 2004 is as follows:

                                                        For the Fiscal Years Ended
                                                    ------------------------------
                                                       August 31,       August 31,
                                                          2005             2004
                                                    -------------      -----------
                  Balance as of September 1           $    740          $     427
                  Additional warranties issued           1,173              1,824
                  Expenditures / Expirations            (1,253)           (1,511)
                                                      --------          ----------
                  Balance as of August  31            $    660          $     740
                                                      ========          ==========

                                      (75)

                                   SCHEDULE II

                            ARROW INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions
                                                       ----------------------------------
                                                         Charges /
                                         Balance at    (Credits) to                                             Balance at
                                          Beginning      Cost and            Charged                                End
Description                               of Period      Expenses        to Other Accounts     Deductions(1)     of Period
-----------                               ---------      --------        -----------------     -------------     ---------
For the year ended August 31, 2003:
  Accounts receivable:
    Allowance for doubtful accounts        $  956         $  674             $     --             $  518           $1,112
                                           ======         ======             ==========           ======           ======

For the year ended August 31, 2004:
  Accounts receivable:
    Allowance for doubtful accounts        $1,112         $1,437                   --             $  351           $2,198
                                           ======         ======             ==========           ======           ======

For the year ended August 31, 2005:
  Accounts receivable:
    Allowance for doubtful accounts        $2,198         $1,010             $     --             $1,032           $2,176
                                           ======         ======             ==========           ======           ======

(1) Deductions represent write-offs of accounts receivable.

                                      (76)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2005. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

     The Company's management, including its CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including its CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of August 31, 2005.

     Management's report on internal control over financial reporting and the attestation report of the Company's independent registered public accounting firm are included in Item 8 of this report under the captions entitled "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm".

Changes in Internal Control Over Financial Reporting

     There have been no significant changes in the Company's internal control over financial reporting that occurred during the three months ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                      (77)

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

     Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2006 Annual Meeting of Shareholders to be held on January 18, 2006 (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained in Part I of this report under the caption "Executive Officers" and is incorporated herein by reference.

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

     The following table sets forth certain information regarding the Company's equity compensation plans as of August 31, 2005.

                      Equity Compensation Plan Information

                                                                                                     Number of securities
                                                                                                   remaining available for
                                        Number of securities to         Weighted-average            future issuance under
                                        be issued upon exercise         exercise price of         equity compensation plans
                                        of outstanding options,       outstanding options,          (excluding securities
          Plan Category                   warrants and rights          warrants and rights         reflected in column (a))
-----------------------------------    --------------------------   --------------------------    ---------------------------
                                                  (a)                           (b)                             (c)
Equity compensation plans
  approved by security
  holders                                      2,381,367                     $22.43                       11,265,833

Equity compensation plans
  not approved by security
  holders                                              -                          -                                -
              Total                            2,381,367                     $22.43                       11,265,833

                                      (78)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with management of the Company will be included in the Proxy Statement and is incorporated herein by reference.


Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information regarding fees paid by the Company for accounting services rendered by its registered public accounting firm, PricewaterhouseCoopers LLP, Certified Public Accountants, will be included in the Proxy Statement and is incorporated herein by reference.


                                      (79)

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

          3 See Exhibit Index on pages 79 through 83 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of this report.


                                      (80)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ARROW INTERNATIONAL, INC.

                                         By:   /s/ Frederick J. Hirt
                                              ----------------------------------
                                                Frederick J. Hirt
                                                Chief Financial Officer and
                                                Senior Vice President of Finance

Dated:  November 14, 2005


                                      (81)

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

         Signatures                                       Title                                  Date
         ----------                                       -----                                  ----
/s/ Carl G. Anderson, Jr.                      Director, Chairman and                   November 14, 2005
---------------------------------
(Carl G. Anderson, Jr.)                        Chief Executive Officer
                                               (Principal Executive Officer)

/s/ Frederick J. Hirt                          Chief Financial Officer and              November 14, 2005
---------------------------------
(Frederick J. Hirt)                            Senior Vice President of Finance
                                               (Principal Financial and
                                               Accounting Officer)

/s/ Marlin Miller, Jr.                         Director                                 November 14, 2005
---------------------------------
(Marlin Miller, Jr.)

/s/ Raymond Neag                               Director                                 November 14, 2005
---------------------------------
(Raymond Neag)

/s/ John H. Broadbent, Jr.                     Director                                 November 14, 2005
---------------------------------
(John H. Broadbent, Jr.)

/s/ T. Jerome Holleran                         Director                                 November 14, 2005
---------------------------------
(T. Jerome Holleran)

/s/ Richard T. Niner                           Director                                 November 14, 2005
---------------------------------
(Richard T. Niner)

/s/ George W. Ebright                          Director                                 November 14, 2005
---------------------------------
(George W. Ebright)

/s/ Alan M. Sebulsky                           Director                                 November 14, 2005
---------------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski                             Director                                 November 14, 2005
---------------------------------
(John E. Gurski)

/s/ R. James Macaleer                          Director                                 November 14, 2005
---------------------------------
(R. James Macaleer)

/s/ Anna M. Seal                               Director                                 November 14, 2005
---------------------------------
(Anna M. Seal)


                                      (82)

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


                                      (83)

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


                                      (84)

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


                                      (85)

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
                    International CR, A.S.


                                      (86)

Exhibit Number      Description of Exhibit                              Method of Filing
----------------    -----------------------------------------------     -----------------------------------------------------
    10.33.1         Second Amendment to Loan Agreement, dated           Incorporated by reference from Exhibit 10.33.1 to
                    June 30, 2003, among Wachovia Bank, National        the 2003 Form 10-K
                    Association (f/k/a  First Union National
                    Bank),Wachovia Bank, National Association,
                    London Branch (f/k/a First Union National
                    Bank, London Branch), and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V., Arrow
                    International CR, A.S. and Arrow Italy S.R.L.

    10.33.2         Fourth Amendment to Loan Agreement, dated May       Incorporated by reference from Exhibit 10.33.2 to
                    27, 2005, among Wachovia Bank, National             the May 31, 2005 Form 10-Q
                    Association (f/k/a  First Union National
                    Bank),Wachovia Bank, National Association,
                    London Branch (f/k/a First Union National
                    Bank, London Branch), and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V., Arrow
                    International CR, A.S. and Arrow Italy S.R.L.

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

     10.35          Certified Copy of Corporate Resolutions of          Incorporated by reference from Exhibit 10.35 to the
                    the Company, dated October 27, 2004,                October 2004 Form 8-K
                    authorizing and setting forth the terms of
                    the Company's Early Retirement Program

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

      23            Consent of PricewaterhouseCoopers LLP.              Filed herewith

     31.1           Rule 13a-14(a)/15d-14(a) Certification of the       Furnished herewith
                    Chief Executive Officer.

     31.2           Rule 13a-14(a)/15d-14(a) Certification of the       Furnished herewith
                    Chief Financial Officer.

     32.1           Section 1350 Certification of the Chief             Furnished herewith
                    Executive Officer.


                                      (87)

Exhibit Number      Description of Exhibit                              Method of Filing
----------------    -----------------------------------------------     -----------------------------------------------------
     32.2           Section 1350 Certification of the Chief             Furnished herewith
                    Financial Officer.


                                      (88)