Form 10-Q
period 2005-11-30
ARROW INTERNATIONAL INC
filed 2006-01-09
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2005

        or

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
                                                                  --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __X__ No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Shares Outstanding At January 4, 2006
-------                                 -------------------------------------

Common Stock, No Par Value                            44,694,682

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (Unaudited)

                    Consolidated Balance Sheets at November 30, 2005
                    and August 31, 2005                                      3-4

                    Consolidated Statements of Income                          5

                    Consolidated Statements of Cash Flows                    6-7

                    Consolidated Statements of Comprehensive Income            8

                    Notes to Consolidated Financial Statements              9-16

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    17-24

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                            24-25

           Item 4.  Controls and Procedures                                   25


PART II.   OTHER INFORMATION


           Item 6.  Exhibits                                                  26

Signature                                                                     27

Exhibit Index                                                                 28

Certifications                                                             29-32




                                      (2)

PART I          FINANCIAL INFORMATION

Item 1. Financial Statements

                                           ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                (In thousands)
                                                  (Unaudited)


                                                              November 30,                    August 31,
                                                                 2005                            2005
                                                          --------------------            -------------------
ASSETS
Current assets:
     Cash and cash equivalents                            $            115,535            $           119,326
     Accounts receivable, net                                           90,542                         91,029
     Inventories                                                        99,775                         95,356
     Prepaid expenses and other                                         11,167                          8,410
     Deferred income taxes                                              16,065                         16,338
                                                          --------------------            -------------------
     Total current assets                                              333,084                        330,459
                                                          --------------------            -------------------

Property, plant and equipment                                          324,373                        321,603
Less accumulated depreciation                                         (174,085)                      (170,895)
Property, plant and equipment held for sale, net                         1,499                          1,499
                                                          --------------------            -------------------
                                                                       151,787                        152,207
                                                          --------------------            -------------------

Goodwill                                                                42,753                         42,772
Intangible assets, net                                                  42,375                         43,674
Other assets                                                            10,473                         10,372
Prepaid pension costs                                                   25,356                         21,006
                                                          --------------------            -------------------
     Total other assets                                                120,957                        117,824
                                                          --------------------            -------------------

     Total assets                                         $            605,828            $           600,490
                                                          ====================            ===================




                          See accompanying notes to consolidated financial statements

                                                   Continued


                                                     (3)

                                            ARROW INTERNATIONAL, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                       (In thousands, except share amounts)
                                                   (Unaudited)


                                                                  November 30,                   August 31,
                                                                      2005                          2005
                                                              --------------------           -------------------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                    $             1,023            $            1,054
      Notes payable                                                        27,540                        26,891
      Accounts payable                                                     17,782                        17,391
      Cash overdrafts                                                       1,658                           400
      Accrued liabilities                                                  22,206                        24,571
      Accrued dividends                                                     6,702                         6,693
      Accrued compensation                                                 12,426                        12,908
      Accrued income taxes                                                  5,651                         1,945
                                                              --------------------           -------------------
      Total current liabilities                                            94,988                        91,853


Long-term debt                                                                  -                             -

Accrued postretirement and pension benefit obligations                     17,904                        20,557

Deferred income taxes                                                       9,174                         9,573

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                                 -                             -

Common stock, no par value;
    100,000,000 shares authorized;
    52,957,626 shares issued                                               45,661                        45,661

Additional paid-in capital                                                 29,287                        27,404

Retained earnings                                                         464,309                       459,181
      Less treasury stock at cost:
          8,275,336 and 8,339,767 shares, respectively                    (54,306)                      (54,728)

Accumulated other comprehensive (loss) / income                            (1,189)                          989
                                                              --------------------           -------------------
      Total shareholders' equity                                          483,762                       478,507
                                                              --------------------           -------------------
      Total liabilities and shareholders' equity              $           605,828            $          600,490
                                                              ====================           ===================




                           See accompanying notes to consolidated financial statements

                                                       (4)

                                            ARROW INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME

                                (In thousands, except share and per share amounts)
                                                   (Unaudited)


                                                                          For the three months ended
                                                              --------------------------------------------------
                                                                  November 30,                   November 30,
                                                                      2005                           2004
                                                              --------------------           -------------------
Net sales                                                     $           113,644            $          112,725
Cost of goods sold                                                         57,487                        56,305
                                                              --------------------           -------------------
     Gross profit                                                          56,157                        56,420
                                                              --------------------           -------------------

Operating expenses:
     Research and development                                               6,451                         7,919
     Selling, general and administrative                                   32,585                        28,722
     Restructuring charge                                                      13                           391
                                                              --------------------           -------------------
                                                                           39,049                        37,032
                                                              --------------------           -------------------

     Operating income                                                      17,108                        19,388
                                                              --------------------           -------------------
Other (income) expenses:
     Interest expense                                                         180                            90
     Interest income                                                         (609)                         (215)
     Other, net                                                                12                          (166)
                                                              --------------------           -------------------
     Other (income) expenses, net                                            (417)                         (291)
                                                              --------------------           -------------------
Income before income taxes                                                 17,525                        19,679
Provision for income taxes                                                  5,695                         6,396
                                                              --------------------           -------------------

        Net income                                            $            11,830            $           13,283
                                                              ====================           ===================

Basic earnings per common share                               $              0.26            $             0.30
                                                              ====================           ===================

Diluted earnings per common share                             $              0.26            $             0.30
                                                              ====================           ===================

Cash dividends per common share                               $             0.150            $            0.090
                                                              ====================           ===================

Weighted average shares outstanding
    used in computing basic earnings
      per common share                                                 44,646,397                    43,835,821
                                                              ====================           ===================

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                                                 45,167,726                    44,526,195
                                                              ====================           ===================




                           See accompanying notes to consolidated financial statements

                                                       (5)

                                                      ARROW INTERNATIONAL, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (In thousands)
                                                             (Unaudited)


                                                                                              For the three months ended
                                                                                 --------------------------------------------------
                                                                                     November 30,                   November 30,
                                                                                         2005                           2004
                                                                                 --------------------           -------------------
Cash flows from operating activities:
      Net income                                                                 $            11,830            $           13,283
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation                                                                             5,037                         5,077
      Amortization                                                                             1,400                         1,382
      401(k) plan stock contribution                                                             230                           241
      Deferred income taxes                                                                      (40)                           57
      Loss (gain) on sale of property, plant and equipment                                       212                           120

      Excess tax benefit from exercise of stock options                                         (175)                          946

      Stock compensation charge                                                                  763                             -
      (Decrease) increase in provision for postretirement and pension
      benefit obligation                                                                      (2,640)                          353
      (Increase) decrease in prepaid pension costs                                            (4,350)                       (3,614)

Changes in operating assets and liabilities, net of effects from acquisition:
      Accounts receivable, net                                                                (1,492)                       (1,156)
      Inventories                                                                             (4,788)                         (123)
      Prepaid expenses and other                                                              (2,808)                       (3,168)
      Accounts payable and accrued liabilities                                                (1,588)                       (1,380)
      Accrued compensation                                                                      (334)                       (1,992)
      Accrued income taxes                                                                     3,955                         4,109
                                                                                 --------------------           -------------------
      Total adjustments                                                                       (6,618)                          852
                                                                                 --------------------           -------------------
           Net cash provided by operating activities                                           5,212                        14,135
                                                                                 --------------------           -------------------

Cash flows from investing activities:)
      Capital expenditures                                                                    (5,678)                       (7,105)
      Proceeds from sale of property, plant and equipment                                          -                            13
      (Increase) decrease in intangible and other assets                                        (210)                         (211)
      Cash paid for business acquired                                                              -                        (4,874)
                                                                                 --------------------           -------------------
           Net cash used in investing activities                                              (5,888)                      (12,177)
                                                                                 --------------------           -------------------

Cash flows from financing activities:
      Increase (decrease) in notes payable                                                     1,867                          (533)
      Reduction of current maturities of long-term debt                                          (31)                           (9)
      Increase (decrease) in book overdrafts                                                   1,258                            46
      Excess tax benefit from exercise of stock options                                          175                             -
      Dividends paid                                                                          (6,693)                       (3,940)
      Proceeds from stock options exercised                                                    1,138                         2,461
                                                                                 --------------------           -------------------
           Net cash used in financing activities                                              (2,286)                       (1,975)
                                                                                 --------------------           -------------------

Effects of exchange rate changes on cash
    and cash equivalents                                                                        (829)                        1,096
Net change in cash and cash equivalents                                                       (3,791)                        1,079
Cash and cash equivalents at beginning of year                                               119,326                        94,176
                                                                                 --------------------           -------------------
Cash and cash equivalents at end of period                                       $           115,535                        95,255
                                                                                 ====================           ===================




                           See accompanying notes to consolidated financial statements

                                                    Continued


                                                       (6)

                                                      ARROW INTERNATIONAL, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                           (In thousands)
                                                             (Unaudited)


                                                                                              For the three months ended
                                                                                 --------------------------------------------------
                                                                                     November 30,                   November 30,
                                                                                         2005                           2004
                                                                                 --------------------           -------------------
Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                                          $                 -            $            8,361
Accrual for additional payments owed                                                               -                         3,487
                                                                                 --------------------           -------------------
Cash paid for assets                                                             $                 -            $            4,874
                                                                                 ====================           ===================

Cash paid for business acquired:
      Working capital                                                            $                 -            $            3,008
      Intangible assets                                                                            -                         5,353
      Accrual for additional payments owned                                                        -                        (3,487)
                                                                                 --------------------           -------------------
                                                                                 $                 -                         4,874
                                                                                 ====================           ===================
Dividends declared but not paid                                                  $             6,702            $            3,955
                                                                                 ====================           ===================




                                     See accompanying notes to consolidated financial statements

                                                                (7)

                                                      ARROW INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (EXPENSE)

                                                           (In thousands)
                                                             (Unaudited)


                                                                                              For the three months ended
                                                                                 --------------------------------------------------
                                                                                     November 30,                   November 30,
                                                                                         2005                           2004
                                                                                 --------------------           -------------------
Net income                                                                       $            11,830            $           13,283

Other comprehensive (expense) income
     Foreign currency translation adjustments                                                 (2,178)                        5,562
                                                                                 --------------------           -------------------

Other comprehensive (expense) income                                                          (2,178)                        5,562
                                                                                 --------------------           -------------------

               Total comprehensive income                                        $             9,652            $           18,845
                                                                                 ====================           ===================




                                     See accompanying notes to consolidated financial statements

                                                                (8)

                            ARROW INTERNATIONAL, INC.


Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair statement of the consolidated financial position, results of operations, cash flows and comprehensive income of Arrow International, Inc. (the "Company") for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Stockholders for the fiscal year ended August 31, 2005.

Note 2 - Accounting Policies:

The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the equity instruments granted. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. In addition, the Securities and Exchange Commission (the "SEC") issued SAB No. 107 "Share-Based Payment" in March 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC.

The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement resulted in a charge of $763 to income from continuing operations and income before income taxes, of which $127 was recorded to cost of sales, $93 to research and development, and $543 to selling, general administrative expenses. The adoption of SFAS 123R resulted in a charge to net income of $647, or $0.01 basic and diluted earnings per share, in the first quarter of fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because the Company cannot recognize the tax benefit on future disqualifying dispositions of incentive stock options until such time as these dispositions occur. Prior to September 1, 2005, the Company had applied the existing accounting rules under Accounting Principles Board (APB) No. 25, as amended by SFAS No. 148, and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted subsequent to December 15, 1995 had been applied.

Had compensation expense for stock options granted in fiscal 2005 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the period ended November 30, 2004 would have been reduced to the pro forma amounts indicated in the table below:

                                                         For the three months ended November 30, 2004
                                                         --------------------------------------------
Net income applicable to common shareholders

As reported                                                           $         13,283
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                            (408)
Pro forma                                                             $         12,875

Basic earnings per common share
As reported                                                           $           0.30
Pro forma                                                             $           0.29

Diluted earnings per common share
As reported                                                           $           0.30
Pro forma                                                             $           0.29

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of either four or five years. The information provided in the table above includes the impact of both vested and non-vested options.


                                      (9)

                            ARROW INTERNATIONAL, INC.


Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is used to report trade receivables at estimated net realizable value. The Company relies on prior payment trends while giving consideration to other criteria such as political risk, financial status and other factors to estimate the amounts of cash that ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. The Company regularly reviews individual past due balances over 90 days and over a specific amount for collectability and maintains a specific allowance for customer accounts that will likely not be collectible due to customer liquidity issues. The Company also maintains an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

The following are the changes in the allowance for doubtful accounts for the three months ended November 30, 2005 and 2004:

                                               For the three months ended
                                        ----------------------------------------
                                           November 30,          November 30,
                                               2005                  2004
                                        ------------------    ------------------
       Balance at September 1           $           2,176     $           2,198
       Net additions  (recoveries)                    120                   206
       Write-offs                                       -                  (800)
                                        ------------------    ------------------
       Balance at November 30           $           2,296     $           1,604
                                        ==================    ==================

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2005 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company's 2005 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

The FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of SFAS No. 151, effective September 1, 2005. The impact of this statement on the Company's financial statements was not material to its results of operations for the three months ended November 30, 2005.

Certain prior period information has been reclassified for comparative purposes.



Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company had been a defendant in a lawsuit in the United States District Court in the Southern District of New York, in which the plaintiffs, Thierry Pourchez and Bard Access Systems, Inc., alleged that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringed a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue. In September 2005, the Court dismissed this lawsuit because the U.S. Patent and Trademark Office had not yet concluded its re-examination of the patent at issue. The plaintiffs may seek reinstatement of this lawsuit when the re-examination is concluded, which is expected to occur in the first half of calendar 2006, although the Company


                                      (10)

                            ARROW INTERNATIONAL, INC.


cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action in the event it were to be reinstated.

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


Note 4 - Inventories:

Inventories are summarized as follows:

                                    November 30, 2005        August 31, 2005
                                  ---------------------   ---------------------
     Finished goods               $             34,860    $             32,954
     Semi-finished goods                        30,225                  26,875
     Work-in-process                             8,423                  11,699
     Raw materials                              26,267                  23,828
                                  ---------------------   ---------------------
                                  $             99,775    $             95,356
                                  =====================   =====================


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

The following table provides quarterly information about the Company's sales by product category:

                                        Quarter ended                        Quarter ended
                                      November 30, 2005                    November 30, 2004
                                -------------------------------     --------------------------------
                                  Critical          Cardiac           Critical           Cardiac
                                    Care             Care               Care              Care
                                -------------    --------------     -------------    ---------------
Sales to external customers       $ 96,900         $ 16,700           $ 96,000          $ 16,700

The following tables present quarterly information about geographic areas:


                                                     Quarter ended November 30, 2005
                                  ---------------------------------------------------------------------------
                                     United        Asia and                       Other
                                     States         Africa         Europe        Foreign       Consolidated
                                  ------------   ------------   ------------   -----------   ----------------
Sales to unaffiliated customers      $70,000       $16,600         $19,600        $7,400         $113,600



                                      (11)

                            ARROW INTERNATIONAL, INC.

                                                          Quarter ended November 30, 2004
                                  ---------------------------------------------------------------------------
                                     United        Asia and                       Other
                                     States         Africa         Europe        Foreign       Consolidated
                                  ------------   ------------   ------------   -----------   ----------------
Sales to unaffiliated customers      $68,700       $17,700         $20,000        $6,300         $112,700


Note 6 - Business Acquisitions:

On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. (ABM), for a total purchase price of approximately $8,952, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of November 30, 2005, pursuant to the asset purchase agreement, the Company has paid $8,749 in cash and recorded a current liability of $203 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5,731, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge to cost of goods sold, or $990 against net income, for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Inventories                             $   3,221
        Intangible assets                           5,731
                                                ---------
             Total purchase price               $   8,952
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

In the three months ended November 30, 2005 and November 30, 2004, the Company granted 1,066,000 and 15,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $29.41 to $29.94 for the options granted during the three months ended November 30, 2005 and was $29.08 for the options granted in the same period of fiscal 2005. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

In the three months ended November 30, 2005 and November 30, 2004, the Company granted 10,000 and 0 options, respectively, to a new director to purchase shares of the Company's common stock pursuant to the Directors' Plan. The exercise price per share was $30.92 for the options granted during the three months ended November 30, 2005, which was equal to the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date, and once vested, are exercisable at any time.


                                      (12)

                            ARROW INTERNATIONAL, INC.


Stock option activity for the three month periods ended November 30, 2005 and 2004 is summarized in the tables below:

                                                                      For the three months ended
                                          ------------------------------------------------------------------------------------
                                                    November 30, 2005                                  November 30, 2004
                                          --------------------------------------                  ----------------------------
                                                                 Weighted                                           Weighted
                                                                  Average                                            Average
                                                                 Exercise           Aggregate                       Exercise
                                             Shares                Price         Intrinsic Value     Shares           Price
                                          ------------------------------------------------------------------------------------
Outstanding at September 1                   2,381,367             $22.43                            3,084,152        $20.49
Granted                                      1,076,000             $29.93                               15,000        $29.08
Exercised                                      (65,490)            $19.74                             (171,818)       $15.40
Terminated                                     (32,365)            $28.21                              (59,140)       $21.77
                                          --------------                                          -------------

Outstanding at November 30                   3,359,512             $24.83            $19,295         2,868,194        $20.82


Exercisable at  November 30                  1,418,186             $20.62             $6,994         1,536,887        $18.47

The intrinsic value of the stock options exercised during the three months ended November 30, 2005 and November 30, 2004 was $351 and $900, respectively.

Stock options outstanding at November 30, 2005 are summarized in the table below:

                                                       Weighted             Weighted                            Weighted
                                                        Average              Average                            Average
        Range of                   Number              Remaining            Exercise           Number           Exercise
     Exercise Prices             Outstanding        Contractual Life          Price          Exercisable         Price
--------------------------     ---------------    --------------------    -------------    --------------    ---------------
     $12.56 - $17.50                  278,650            3.19                $15.00              278,650         $15.00
     $17.51 - $21.47                  767,049            5.51                $19.05              602,679         $18.98
     $21.48 - $26.42                1,045,813            7.81                $25.34              533,857         $25.37
     $26.43 - $30.92                1,248,000            9.80                $30.08                3,000         $29.08
      $30.93-$33.59                    20,000            9.50                   -                      -            -
                               ---------------                                             --------------
                                    3,359,512                                                  1,418,186

A summary of the status of the Company's nonvested stock options as of November 30, 2005, and changes during the three months ended November 30, 2005, are summarized below:

                                                               For the Three Months Ended November 30, 2005
                                                             -------------------------------------------------
                                                                                            Weighted Average
                                                               Number of Shares             Option Grant Date
                                                              Underlying Options               Fair Value
                                                             ---------------------         -------------------
Nonvested at September 1, 2005                                    1,259,101                      $4.86
Granted                                                           1,076,000                      $7.43
Vested                                                             (362,330)                     $4.50
Terminated                                                          (31,445)                     $5.02
                                                             ---------------------
Nonvested at November 30, 2005                                    1,941,326                      $6.35

As of November 30, 2005, there was $11,670 of total unrecognized cost related to nonvested share-based compensation arrangements granted under the Company's Stock Incentive Plans. This cost is expected to be recognized over a weighted average period of six years. The total fair value of shares underlying stock options which vested during the three months ended November 30, 2005 and November 30, 2004 was $1,632 and $1,991, respectively.


                                      (13)

                            ARROW INTERNATIONAL, INC.


The fair value of the stock options granted were estimated on the date of the grant using the Black-Scholes option pricing model that uses the assumption noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant. The expected volatilities are based on the historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected lives of the stock options granted are derived from the output of the option valuation model and represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them.

The per share weighted average value of stock options granted in the first three months of fiscal 2006 and 2005 was $7.35 and $5.15, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                     November 30, 2005      November 30, 2004
                                    -------------------    -------------------
Risk-free interest rate                3.71% - 4.30%              2.58%
Dividend yield                             2.13%                  1.33%
Expected Volatility factor            23.59% - 23.77%            20.86%
Expected lives                             6 years              4 years

Note 8 - Warranty

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of November 30, 2005 and November 30, 2004, the Company's total estimated product warranty obligation was $600 and $659, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in the warranty obligation for the three months ended November 30, 2005 and November 30, 2004 is as follows:

                                             For the Three Months Ended
                                             --------------------------

                                      November 30, 2005     November 30, 2004
                                     -------------------   -------------------
Balance as of September 1            $              660    $              740
Additional warranties issued                        273                   229
Expenditures/Expirations                           (333)                 (310)
                                     -------------------   -------------------
Balance as of November 30            $              600    $              659
                                     ===================   ===================


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


                                      (14)

                            ARROW INTERNATIONAL, INC.


The following summarizes the components of the net periodic benefit costs for the three months ended November 30, 2005 and 2004:

                                               Pension Benefits                          Other Benefits
                                     ------------------------------------     ------------------------------------
                                          For the Three Months Ended               For the Three Months Ended
                                     ------------------------------------     ------------------------------------
                                       November 30,        November 30,         November 30,        November 30,
                                          2005                2004                 2005                2004
                                     ----------------    ----------------     ----------------    ----------------
Service cost                         $         1,207     $           885      $           161     $           111
Interest cost                                  1,526               1,361                  313                 259
Expected return on plan assets                (2,146)             (1,803)                   -                   -

Amortization of prior service costs              290                 302                   (3)                (40)

Amortization of transition
   obligation (asset)                            (19)                (36)                  12                  13

Amortization of net
   actuarial (gain) loss                         681                 279                  180                  53

Plan acquisition
   Differential                                    -                   -                    -                  (7)
                                     ----------------    ----------------     ----------------    ----------------
     Net periodic (benefit) cost     $         1,539     $           988      $           663     $           389
                                     ================    ================     ================    ================

Note 10 - Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps are part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. The work on the consolidation is expected to continue through the first half of fiscal 2006. Severance payments relate to 53 employees primarily in manufacturing at both facilities and the remaining accrual balance is expected to be paid later in fiscal 2006. All other restructuring costs are expected to be paid over the remainder of fiscal 2006. Restructuring charges related to this manufacturing realignment are summarized in the table below:

                                                                         Actual Costs Expensed
                                                   --------------------------------------------------------
                                                                                                                     Costs
                                                                                     For the                        expensed
                                   Estimate of        For the         For the         Three                         but not
                                      Total           Twelve          Twelve          Months                        yet paid
                                     Expected      Months Ended    Months Ended       Ended                          as of
                                  Restructuring     August 31,      August 31,       November       Total         November 30,
                                     Charges           2004            2005          30, 2005      to Date            2005
                                 ---------------  --------------  --------------   ------------   ---------      --------------
Severance and related Expenses        $763            $208             $555              -           $763               $87

Property, plant and
   equipment carrying
   cost, costs of
   disposal, and gain on
   sale                               (227)              -               48              -             48              (275)*

Other, including
   equipment and
   inventory moving costs,
   employee relocation
   costs, and external
   consulting fees                     119               -              118              1            119                 -
                                 ---------------  --------------  --------------   ------------   ---------      --------------
Total restructuring charges           $655            $208             $721             $1           $930             $(188)
                                 ===============  ==============  ==============   ============   =========      ==============

*The Company had segregated its San Antonio, Texas facility and certain related equipment as held for sale on the Company's consolidated balance sheet as of November 30, 2005. On December 2, 2005, the Company sold this facility and, as a result, will recognize a pre-tax gain of $275 in the second quarter of fiscal 2006.

                                      (15)

                            ARROW INTERNATIONAL, INC.


As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation in the first quarter of fiscal 2006 and expects to complete the relocation and related logistics by the end of fiscal 2006, at an estimated total cost of $1,634. Restructuring charges related to this distribution center relocation and related logistics are summarized below:

                                                           Actual Costs Expensed
                                                  -----------------------------------------
                                                                                                      Costs
                                                                     For the                         expensed
                                   Estimate of        For the         Three                          but not
                                      Total           Twelve          Months                         yet paid
                                     Expected      Months Ended       Ended                           as of
                                  Restructuring     August 31,       November       Total          November 30,
                                     Charges           2005          30, 2005      to Date            2005
                                 ---------------  --------------  -------------   ---------      --------------
Severance and related expenses             $868            $618              $        $618                $337
Lease termination costs                     253             227              -         227                  98

Property, plant and
   equipment carrying cost
   and costs of disposal                    120              38              9          47                   -

Other, including
   equipment and
   inventory moving costs,
   employee relocation
   costs, and external
   consulting fees                          393             282              3         285                   -
                                 ---------------  --------------  -------------   ---------      --------------
Total restructuring charges              $1,634          $1,165            $12      $1,177                $435
                                 ===============  ==============  =============   =========      ==============

Note 11 - Earnings Per Share

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three months ended November 30, 2005 and 2004:

                                                         For the Three Months        For the Three Months
                                                                Ended                       Ended
                                                          November 30, 2005           November 30, 2004
                                                       ------------------------    -----------------------
Net income                                                             $11,830                    $13,283

Weighted average common shares outstanding                              44,646                     43,836

Incremental common shares issuable: stock options
   and awards                                                              522                        690
                                                       ------------------------    -----------------------

Weighted average common shares outstanding
   assuming dilution                                                    45,168                     44,526
                                                       ========================    =======================

Basic earnings per common share                                          $0.26                      $0.30
                                                       ========================    =======================

Diluted earnings per common share                                        $0.26                      $0.30
                                                       ========================    =======================

Stock options outstanding to purchase 457,418 and 15,000 shares of common stock were not included in the computation of earnings per share assuming dilution because the options' exercise prices were higher than the average market price of the Company's common stock at November 30, 2005 and 2004, respectively.


                                      (16)

                            ARROW INTERNATIONAL, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. BUSINESS - "CERTAIN RISKS RELATING TO ARROW" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED AUGUST 31, 2005 AND THE COMPANY'S OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

RESULTS OF OPERATIONS

Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004

NET SALES. Net sales for the three months ended November 30, 2005 increased by $0.9 million, or 0.8%, to $113.6 million from $112.7 million in the same period of last year due primarily to an increase in critical care product sales offset in part by an unfavorable foreign exchange impact during the first quarter of fiscal 2006 as a result of the strength of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in decreased sales for the quarter of $1.1 million or 1.0% of total Company sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and rebates. The following is a summary of the Company's sales by product platform:

   Sales by Product Platform
   (in millions)                                        Quarter ended
                                          November 30, 2005    November 30, 2004
                                          -----------------    -----------------

         Central Venous Catheters               $ 58.7               $ 59.3
         Specialty Catheters                      36.1                 34.8
         Non-Arrow distributed products            2.1                  1.9
                                                ------               ------
              Subtotal Critical Care              96.9                 96.0
         Cardiac Care                             16.7                 16.7
                                                ------               ------
              TOTAL                             $113.6               $112.7
                                                ======               ======

Sales of critical care products increased 0.9% to $96.9 million in the first quarter of fiscal 2006 from $96.0 million in the comparable prior year period due primarily to increased sales of specialty catheters offset in part by decreased sales of central venous catheters. Sales of specialty catheters increased in the first quarter of fiscal 2006 due to improved sales of epidural products and arterial products. Sales of central venous catheters decreased slightly in the first quarter of fiscal 2006 primarily because there were no sales of neonatal products in the first quarter of fiscal 2006 as a result of the Company's previously reported decision in January 2005 to temporarily cease manufacturing, shipping and selling of its NEOCare product line until it completes the integration of its NEOCare manufacturing operations and implementation of all corrective actions in response to previously reported compliance concerns of the Food and Drug Administration (the "FDA"). NEOCare product sales in the first quarter of fiscal 2005 were $1.9 million. Sales of the Company's other central venous catheter products increased in the quarter due to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments. Sales of cardiac care products were $16.7 million in each of the first quarters of fiscal 2006 and fiscal 2005. Total Company U.S. sales increased 1.9% to $70.0 million from $68.7 million in the prior year period due primarily to increased sales of specialty catheters and central venous catheters. International sales decreased by 0.9% to $43.6 million in the first quarter of fiscal 2006 from $44.0 million in the comparable prior year period principally as a result of decreased sales of central venous catheters primarily attributable to unusually high sales to a major distributor in the first quarter of fiscal 2005 and the effect of foreign currency exchange rates, as noted above. International sales represented 38.4% of net sales in the first quarter of fiscal 2006 compared to 39.0% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, was 38% of total Company sales in each of the first quarters of fiscal 2006 and fiscal 2005. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 66% in the first quarter of fiscal 2006 from 64% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 9% of total Company sales in the first quarter of fiscal 2006 from 8% in the comparable prior year period. The safety device procedure kit conversion percentages for the U.S. market in the first quarter of fiscal 2006 increased to 18% from 16% in the comparable prior year period.


                                      (17)

                            ARROW INTERNATIONAL, INC.


GROSS PROFIT.
Gross profit decreased 0.4% to $56.2 million in the three months ended November 30, 2005 from $56.4 million in the same period of fiscal 2005. As a percentage of net sales, gross profit decreased to 49.4% during the three months ended November 30, 2005 from 50.0% in the comparable prior year period. The decrease in gross margin was due primarily to higher manufacturing costs recognized in the first quarter of fiscal 2006 associated with short-term inefficiencies, and the training of new employees in connection with the Company's manufacturing capital investment program. Comparison with the prior year period was also affected by lower margins realized in the first quarter of fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities".

PRODUCT RECALL.
As previously reported, on December 3, 2004, the Company announced a voluntary nationwide recall of all of its NEOPICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NEOCare product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the FDA in conducting the voluntary recall. As of January 9, 2006, the Company had not received any product liability claims in connection with the product recall.

In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of November 30, 2005, the Company had issued sales credits totaling the full $0.5 million and does not anticipate the need to issue any additional credits.

To address the inspectional observations of the FDA, the Company in January 2005 temporarily ceased the manufacture, shipment and sale of its entire NEOCare product line, including the NeoPICC Catheters. In addition, the Company moved its NEOCare manufacturing operations into its existing manufacturing structure and suspended sales until it implements all corrective actions related to the FDA'S December 2004 inspections of the Company's facilities in San Antonio, Texas and Reading, Pennsylvania. Shipments of the NEOCare product line, other than the NeoPICC Catheters, are presently expected to resume in calendar year 2006. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products, which is also presently expected to occur in calendar year 2006.

The Company's NEOCare product line sales were $7.6 million for all of fiscal 2004 and were $2.0 million in fiscal 2005 through January 2005, when it temporarily suspended all NEOCare product sales, as described above. Inventories of NeoPICC Catheters at November 30, 2005 amounted to $0.3 million, which the Company fully reserved for as of November 30, 2005. Inventories of other NEOCare products were approximately $1.4 million at November 30, 2005.

RESEARCH AND DEVELOPMENT.
Research and development expenses decreased by 17.7% to $6.5 million in the three months ended November 30, 2005 from $7.9 million in the comparable prior year period. This decrease was due primarily to there being no research and development spending in the first quarter of fiscal 2006 on the Company's LionHeartTM Left Ventricular Assist System, or LVAS, as a result of the Company's Board of Directors' decision during the third quarter of fiscal 2005 to discontinue the development, sales and marketing programs related to its LionHeart program, whereas there was $2.1 million of LionHeart-related spending in the first quarter of fiscal 2005. As a percentage of net sales, these expenses decreased in the first quarter of fiscal 2006 to 5.7% compared to 7.0% in the same period in fiscal 2005, or 5.2% excluding the fiscal 2005 first quarter LionHeart related spending.

AUTOCAT(R)2 WAVE. The Company continues to market and make improvements to its AutoCAT(R)2 WAVETM intra-aortic balloon pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats. This product continues to generate interest, resulting in increased customer feedback providing the Company with valuable information for making additional product enhancements. This customer feedback has enabled the Company to upgrade the software for this product and implement related hardware changes, which it believes have increased the overall competitiveness of the device. In the first quarter of fiscal 2006, the Company released a new upgrade of the software for this product, which it anticipates will result in increased customer demand for the device. Development of the AutoCAT(R)2 WAVETM is an ongoing process, with product improvements constantly being made and introduced as the underlying technology advances and the Company learns more about customer requirements.

Although the Company is encouraged by the early sales results of its AutoCAT(R)2 WAVETM and related LightWAVE(TM) catheter system, the selling cycle for IAB pumps is long and involves a number of decision-makers in any given hospital. As a result, the Company is cautiously optimistic about the time frame for this product's future sales growth. The Company continues to believe that this new technology represents a major step forward in IAB pumping and should enable the Company to gain market share based on superior performance across a range of cardiac requirements.

CORAIDE(TM) LVAS. During the first quarter of fiscal 2006, the Company continued its previously reported European clinical trials of the CorAide(TM)LVAS. The clinical trial results to date have been encouraging, showing that the CorAide is operating as expected. Since the resumption of the European clinical trials in February 2005 through the latest implant of the device in December 2005, there have been no issues with hemolysis, thrombosis or with the performance of the device itself. In addition, the device has provided patients


                                      (18)

                            ARROW INTERNATIONAL, INC.


with a much improved quality of life, in many cases allowing them to live at home. The Company recognizes that while the clinical investigators are pleased with the performance of the device, these results are relatively preliminary and the number of patients is small, making it too early in the trial process to draw definitive conclusions regarding the long-term viability of the device. The Company plans to continue these clinical trials throughout the remainder of fiscal year 2006.

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

HEMOSONIC(TM). During the first quarter of fiscal 2006, the Company continued to support its Hemsonic(TM) cardiac output monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company is continuing its development of a second generation version of the device that will have a more extensive feature set, which the Company believes will be more user-friendly and better able to meet the needs of a broader range of clinicians. Market evaluation of the second generation device is expected to begin in calendar year 2006.

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses increased by 13.6% to $32.6 million during the three months ended November 30, 2005 from $28.7 million in the comparable prior year period and, as a percentage of net sales, increased to 28.7% in the first quarter of fiscal 2006 from 25.5% in the comparable period of fiscal 2005. This increase was due primarily to the following factors: (1) incremental expenses related to the continuation of various special Company-wide programs, including $0.5 million incurred as a result of the Company's previously reported Project Operational Excellence program and $0.5 million related to the Company's review of its internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (2) increased employee-related expenses of $1.0 million, which included personnel additions and associated relocation costs and placement agency fees and pension costs; (3) increased expenses of $0.6 million related to the timing of the recognition of expenses for the Company's annual national sales team meeting in fiscal 2006 versus fiscal 2005; (4) increased expenses of $0.5 million for the cost of equity-based compensation incurred as a result of the Company's adoption of SFAS No. 123R in September 2005; and (5) increased expenses of $0.4 million related to legal costs associated with the Company's continuation of its various patent infringement lawsuits. These increases were offset in part by decreased expenses of $0.6 million due to a reduction in the provision for the Company's income growth incentive bonus plan for its executive officers and key management employees.

RESTRUCTURING CHARGES.
The Company recorded less than $0.1 million of restructuring expenses in the first quarter of fiscal 2006 compared to $0.4 million ($0.3 million after tax, or $0.01 diluted earnings per share) in the first quarter of fiscal 2005. The restructuring expenses recorded in the first quarter of fiscal 2005 related primarily to accrued severance payments associated with the Company's consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources - Investing Activities - Multi - Year Capital Investment Plan."

OPERATING INCOME.
Principally due to the above factors, operating income decreased in the first quarter of fiscal 2006 by 11.9% to $17.1 million from $19.4 million in the comparable prior year period.

OTHER EXPENSES (INCOME), NET.
Other expenses (income), net, was $0.4 million of income in the first quarter of fiscal 2006 as compared to $0.3 million of income in the same prior year period due primarily to the Company earning a higher amount of interest in the first quarter of fiscal 2006 on its investments of cash balances. Other expenses (income), net, consist principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
As a result of the factors discussed above, income before income taxes decreased during the first quarter of fiscal 2006 by 11.2% to $17.5 million from $19.7 million in the comparable prior year period. For the first quarter of each of fiscal 2006 and 2005, the Company's effective income tax rate was 32.5%.

U.S. TAX MATTERS
In October 2004, the President signed The American Jobs Creation Act of 2004 (the "Act"). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extraterritorial Income Regime (the "ETI") over a three-year phase out period beginning in 2005. However, the phase out will still allow the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006. This new deduction begins at 3% of U.S. domestic manufacturer's income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2010 and beyond. While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during fiscal 2005 and 2006 and the phase in of the new manufacturing deduction benefit from fiscal 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2006 and beyond.


                                      (19)

                            ARROW INTERNATIONAL, INC.


CZECH REPUBLIC TAX HOLIDAY.
During the first quarter of fiscal 2006, the Company's effective tax rate continued to reflect a benefit from a tax holiday in respect of the Company's Czech Republic operations. This tax holiday is effective through August 2006 and is limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased.

NET INCOME.
Net income in the first quarter of fiscal 2006 decreased by 11.3% to $11.8 million from $13.3 million in the comparable fiscal 2005 period. As a percentage of net sales, net income represented 10.4% in the three months ended November 30, 2005 compared to 11.8% in the same period of fiscal 2005.

PER SHARE INFORMATION.
Basic and diluted earnings per common share were $0.26 in the three months ended November 30, 2005, down 13.3%, or $0.04 per share, from $0.30 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,646,397 in the first quarter of fiscal 2006 from 43,835,821 in the comparable prior year period primarily a result of additional stock option exercises since November 30, 2004. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,167,726 in first quarter of fiscal 2006 from 44,526,195 in the comparable prior year period also primarily as a result of the additional stock option exercises since November 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES.
CASH FROM OPERATIONS. Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statements of cash flows included in Item 1 of this report. For the three months ended November 30, 2005, net cash provided by operations was $5.2 million, a decrease of $8.9 million from the comparable prior year period, due to a decrease in net income, as described above under "Three Months Ended November 30, 2005 compared to Three Months Ended November 30, 2004", as well as changes in certain working capital and other accounts, including accrued post-retirement and pension benefit obligation, inventory, and accrued compensation, as described below.

ACCRUED POST-RETIREMENT AND PENSION BENEFIT OBLIGATION. Accrued post-retirement benefit and pension obligation decreased $2.7 million in the first quarter of fiscal 2006 compared to a $0.4 million increase in the first quarter of fiscal 2005 primarily as a result of payments in the first quarter of fiscal 2006 required to fund the Company's post-retirement and pension benefit plans.

INVENTORIES. Inventories increased $4.4 million in the first quarter of fiscal 2006 compared to a $5.0 million increase in the same period of fiscal 2005. The increase in fiscal 2006 is primarily due to an increase in semi-finished and finished goods as a result of increased output from the Company's U.S. and Czech manufacturing facilities attributable to improvements in production technology implemented as part of the Company's Project Operational Excellence. The Company expects these increases in manufacturing output to continue as its new Chihuahua, Mexico manufacturing facility, which began production of multi-lumen central venous catheters in December 2005 as planned, gradually reaches full production capacity throughout the remainder of calendar 2006. In addition, the Company's work-in-process inventory decreased $3.3 million in the first quarter of fiscal 2006 primarily as a result of the timing of the movement of components through the Company's manufacturing processes and its continuing efforts to reduce manufacturing cycle times. The Company's raw material inventory increased $2.5 million during the first quarter of fiscal 2006 due primarily to the timing of raw material purchases attributable in part to preparing for the launch of certain of the Company's new product offerings and strategic raw material buying designed to help ensure that the Company maintains appropriate levels of essential components. The increase in fiscal 2005 was primarily due to inventory acquired in connection with the Company's acquisition of AB Medica during the first quarter of fiscal 2005, as further discussed below.

ACCRUED COMPENSATION. Accrued compensation decreased $0.5 million in the first quarter of fiscal 2006 compared to a $1.7 million decrease in the first quarter of fiscal 2005 due primarily to payment of annual incentive bonuses under the Company's income growth incentive bonus plan to its executive officers and key management employees in the first quarter of fiscal 2005 whereas no such bonus payments were made pursuant to the plan in the first quarter of fiscal 2006.

ACCOUNTS RECEIVABLE. Accounts receivable, measured in days sales outstanding during the period, was 73 days at both November 30, 2005 and August 31, 2005, respectively.

As of November 30, 2005, the Company had an accounts receivable balance from its Italian customers of $8.9 million, of which approximately 75% is related to Italian Government-backed hospital customers. The Company increased its direct sales in this region following its acquisition of AB Medica In September 2004. As of November 30, 2005, the days sales outstanding was currently 243 days, which is significantly higher than that of the Company's overall November 30, 2005 average customer days sales outstanding of 73 days. However, according to information provided by Italy's National Health Service as of March 19, 2005, which represents the most recent data the Company has been able to obtain, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 330 days, which represents little change from the range of 285 to 318 days in 1990. The Company's payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has impacted the Company's overall days sales outstanding. The Italian Government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a


                                      (20)

                            ARROW INTERNATIONAL, INC.


result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of November 30, 2005, the Company had recorded an allowance of less than $0.1 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.

As of November 30, 2005, the Company had an accounts receivable balance from its Greek customers of $4.4 million, of which approximately 75% is related to Greek Government-backed hospital customers. As of November 30, 2005, the days sales outstanding was 175 days, which is significantly higher than the Company's overall November 30, 2005 average customer days sales outstanding of 73 days. The Company's payment terms in this market are generally 45 days. The Company has concluded that the Government of Greece had been delaying payments to its government-backed hospitals, which in turn resulted in the Company's abnormally high days sales outstanding for its receivables from Greek customers. As previously reported, the Greek Government announced a plan to resume payments on its trade debt, which allowed its hospitals to repay their outstanding balances to their vendors. As of December 31, 2005, the Greek Government had made six such payments, which effectively satisfied its total obligation to its government-backed hospitals. In addition, Greece has also passed a law requiring full payment of all outstanding obligations of government-backed hospitals incurred after December 23, 2004. Therefore, the Company currently believes that this situation will be satisfactorily resolved and that ultimate collectibility of these receivables, net of discounts, is not a significant risk. As of December 31, 2005, the Company had received payment of $4.7 million against its outstanding receivables from Greek Government-backed hospitals generated prior to December 24, 2004, of which $4.0 million was received as of November 30, 2005. However, because the Company's assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these remaining receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of November 30, 2005, the Company had recorded an allowance of $0.4 million to reserve for both specifically identified, potentially uncollectible, private Greek customer balances, as well as an estimated amount for the Greek Government's discount on the Company's outstanding government-backed hospital customer balance.

The Company currently evaluates all of its trade receivables on a regular basis, including those with its Greek and Italian customers, to ensure that each receivable is recorded at net realizable value.

INVESTING ACTIVITIES.
Net cash used in the Company's investing activities decreased to $5.9 million in the three months ended November 30, 2005 from $12.2 million in the comparable period of fiscal 2005, due primarily to the Company's acquisition, as further discussed below, of AB Medica in the first quarter of fiscal 2005, and costs incurred in the first quarter of fiscal 2005 to expand the Company's finished goods warehouse and distribution center in Asheboro, North Carolina.

ACQUISITION OF AB MEDICA. On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $9.0 million, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of November 30, 2005, pursuant to the asset purchase agreement, the Company has paid $8.8 million in cash and recorded a current liability of $0.2 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5.8 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit form the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge to cost of goods sold, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

                (in millions)
                Inventories                        $   3.2
                Intangible assets                      5.8
                                                   -------
                   Total purchase price            $   9.0
                                                   =======

MULTI-YEAR CAPITAL INVESTMENT PLAN. As previously reported, in April 2004 the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan is being initiated to support projections for future growth and to integrate operations acquired in recent years. The first phase of this effort includes the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005 and is ongoing. In December 2005, production of multi-lumen central venous catheters began on schedule and on budget at the new Chihuahua facility. The Company currently anticipates the total cost of this capacity increase to be between $22.0 million and $28.0 million over a three-year period. In addition, the Company also anticipates spending between $13.0 million and $17.0 million over the same three-year period for equipment related to this expansion of its manufacturing capacity. As of November 30, 2005, the Company had spent $14.4 million in connection with this capital investment plan.


                                      (21)

                            ARROW INTERNATIONAL, INC.


As part of its plans to rationalize its operations in the United States, in August 2004 the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The transitional work on this consolidation is expected to continue into the first half of fiscal 2006. To date, the Company has accrued costs of $0.9 million in connection with this restructuring, consisting primarily of severance payments. Additionally, on December 2, 2005, the Company sold its San Antonio, Texas facility and certain related equipment and, as a result, will recognize a pre-tax gain of $0.3 million in the second quarter of fiscal 2006. Severance payments relate to 53 employees primarily in manufacturing at both facilities. All other restructuring costs are expected to be paid during the remainder of fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued this re-location in the first quarter of fiscal 2006 and estimates it will incur a total of $1.6 million related to this plan. As of November 30, 2005, the Company had accrued costs of $1.2 million related to this re-location, of which $0.7 million had been paid.

PROJECT OPERATIONAL EXCELLENCE. During the first quarter of fiscal 2006, the Company continued to take additional steps in implementing its Project Operational Excellence program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed above under "Multi-Year Capital Investment Plan," restructuring the Company's manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company's production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and establish process excellence.

In connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance, it has incurred $0.5 million of outside consulting costs in the first quarter of fiscal 2006 and anticipates spending an additional $1.1 million during the remainder of fiscal 2006. The Company incurred $3.5 million of costs related to this program in fiscal 2005.

FINANCING ACTIVITIES.
Financing activities used $2.3 million of net cash in the three months ended November 30, 2005 compared to $2.0 million in the same prior year period, primarily as a result of an increase in dividend payments following the Company's increase in the amount of its quarterly dividend in the second quarter of fiscal 2005 and a decrease in proceeds from stock option exercises, offset in part by the Company's increased borrowing under its U.S. revolving credit facility.

CREDIT FACILITIES.
To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At November 30, 2005, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $22.7 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At November 30, 2005, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $30.4 million, of which $4.8 million was outstanding as of November 30, 2005.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $0.6 million and $1.9 million during the three months ended November 30, 2005 and November 30, 2004, respectively.

CONTRACTUAL OBLIGATIONS.
A summary of all of the Company's contractual obligations and commercial commitments as of November 30, 2005 were as follows:

                                                                           PAYMENTS DUE OR COMMITMENT
                                                                              EXPIRATION BY PERIOD
                                                     --------------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS AND                                                                           MORE
              COMMERCIAL COMMITMENTS                                 LESS THAN        1 - 3        3 - 5        THAN 5
                  (IN MILLIONS)                         TOTAL          1 YEAR         YEARS        YEARS         YEARS
--------------------------------------------------   -----------    ------------    ---------    ---------    -----------
Current maturities of long-term debt                      $ 1.0           $ 1.0         $  -         $  -           $  -
Operating leases                                           10.7             3.4          4.1          2.3            0.9
Purchase obligations (1)                                   45.9            45.9            -            -              -
Other long-term obligations                                 0.6             0.1          0.1          0.1            0.3
Lines of credit (2)                                        27.5            27.5            -            -              -
Standby letters of credit                                   2.3             2.3            -            -              -
                                                     -----------    ------------    ---------    ---------    -----------

Total cash contractual obligations and
commercial commitments                                    $88.0           $80.2         $4.2         $2.4           $1.2
                                                     ===========    ============    =========    =========    ===========

(1) Includes open purchase orders primarily relating to purchases of raw materials, equipment and certain consulting and information system services.

(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.


                                      (22)

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has disclosed in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 31, 2005 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than the Company's compliance with the new accounting requirements of SFAS No. 123R, as described below under "-New Accounting Standards," there have been no material changes to the critical accounting policies previously identified and described in the Company's 2005 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of SFAS No. 151 effective September 1, 2005. The impact of this statement on the Company's financial statements was not material to its results of operations.

The FASB issued "Share-Based Payment, an Amendment of SFAS No. 123 and 95", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. In addition, the SEC issued SAB No. 107 "Share Based Payment" in March 2005, which provides supplemental SFAS No. 123R guidance based on the views of the SEC. The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement resulted in a charge of $0.7 million to income from continuing operations and income before income taxes, of which $0.1 million was recorded to cost of sales, $0.1 million to research and development, and $0.5 million to selling, general and administrative expenses. The adoption of SFAS 123R resulted in a charge to net income of $0.6 million, or $0.01 basic and diluted earnings per share, in the first quarter of fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because the Company cannot recognize the tax benefit on future disqualifying dispositions of incentive stock options until such time as these dispositions occur.


                                      (23)

                            ARROW INTERNATIONAL, INC.


CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in the Company's filings with the SEC. Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - "Certain Risks Relating to Arrow" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005 and in its other filings with the SEC, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology, and the need for litigation to enforce or defend these rights; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks associated with the Company's use of derivative financial instruments; and
(8) dependence on the continued service of key members of the Company's management.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments:

During the three month periods ended November 30, 2005 and 2004, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 26.5% and 24.7%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of November 30, 2005, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $20.8 million mature at various dates through April 2006. As of November 30, 2005, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to its on-going credit review procedures.


                                      (24)

                            ARROW INTERNATIONAL, INC.


At November 30, 2005, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through February 2006. The following table identifies foreign currency forward contracts to sell foreign currencies at November 30, 2005 and August 31, 2005:

                                                      November 30, 2005                         August 31, 2005
                                                Notional          Fair Market             Notional          Fair Market
                                                Amounts              Value                Amounts              Value
                                            ---------------    -------------------    ----------------   ------------------
    Foreign currency: (U.S. Dollar Equivalents)
    Japanese yen                            $        1,252     $            1,256     $           672    $             680
    Canadian dollar                                    600                    601                 584                  590
    Euro                                            10,022                 10,052              11,322               11,424
    Mexican peso                                       947                    937                 905                  912
    African rand                                       464                    462                 444                  470
                                            ---------------    -------------------    ----------------   ------------------
                                            $       13,285     $           13,308     $        13,927    $          14,076
                                            ===============    ===================    ================   ==================

At November 30, 2005, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through April 2006. The following table identifies forward exchange contracts to buy foreign currencies at November 30, 2005 and August 31, 2005:

                                                      November 30, 2005                         August 31, 2005
                                                Notional          Fair Market             Notional          Fair Market
                                                Amounts              Value                Amounts              Value
                                            ---------------    -------------------    ----------------   ------------------
    Foreign currency: (U.S. Dollar Equivalents)
    Czech koruna                            $        7,535     $            7,567     $         2,666    $           2,727

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. During the three months ended November 30, 2005 and 2004, the Company did not recognize any time value or intrinsic value losses against net sales. At November 30, 2005, the Company did not have any unrealized holding losses related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at November 30, 2005 and August 31, 2005.


Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2005. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                      (25)

                            ARROW INTERNATIONAL, INC.


PART II  OTHER INFORMATION


Item 6.  Exhibits

        (a)     Exhibits

                See Exhibit Index on page 28 for a list of the Exhibits filed or furnished as part of this report.




                                      (26)

                            ARROW INTERNATIONAL, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ARROW INTERNATIONAL, INC.



Date: January 9, 2006                   By: /s/ Frederick J. Hirt
                                            ---------------------
                                            Frederick J. Hirt
                                            Chief Financial Officer and
                                            Senior Vice President of Finance
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)




                                      (27)

                                  EXHIBIT INDEX


EXHIBIT    DESCRIPTION
NUMBER     OF EXHIBIT                                         METHOD OF FILING
------     ----------                                         ----------------

10.1       Amendment No. 2005-1 to the Arrow                  Filed herewith
           International, Inc. 401(k) Plan

10.2       Amendment No. 2005-1 to the Retirement Plan        Filed herewith
           for Salaried Employees of the Company

10.3       Amendment No. 2005-1 to the Retirement Plan        Filed herewith
           for Hourly-Rate Employees of the Wyomissing
           Plant of the Company

10.4       Amendment No. 2005-1 to the Retirement Plan        Filed herewith
           for Hourly-Rate Employees of the North
           Carolina and New Jersey Plants of the Company

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