Form 10-Q
period 2006-02-28
ARROW INTERNATIONAL INC
filed 2006-04-10
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2006

        or

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
                                                                  --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer _X_   Accelerated Filer ___    Non-Accelerated Filer ___


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Shares Outstanding At April 4, 2006
-------                                 -----------------------------------

Common Stock, No Par Value                          44,792,456

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                      PAGE

PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements (Unaudited)

                     Consolidated Balance Sheets at February 28, 2006
                     and August 31, 2005                                     3-4

                     Consolidated Statements of Income                       5-6

                     Consolidated Statements of Cash Flows                   7-8

                     Consolidated Statements of Comprehensive
                     Income                                                    9

                     Notes to Consolidated Financial Statements            10-22

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                   23-33

          Item 3.    Quantitative and Qualitative Disclosures About
                     Market Risk                                           33-34

          Item 4.    Controls and Procedures                                  34


PART II.  OTHER INFORMATION

          Item 4.    Submission of Matters to a Vote of Security Holders   34-35

          Item 6.    Exhibits                                                 35

Signature                                                                     36

Exhibit Index                                                                 37

Certifications                                                             38-41


PART I          FINANCIAL INFORMATION

Item 1. Financial Statements


                                    ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                          (In thousands)
                                           (Unaudited)


                                                           February 28,           August 31,
                                                              2006                  2005
                                                        ------------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $          116,837    $          119,326
  Marketable securities                                              6,040                     -
  Accounts receivable, net                                          90,732                91,029
  Inventories                                                      102,574                95,356
  Prepaid expenses and other                                        14,058                 8,410
  Deferred income taxes                                             15,160                16,338
                                                        ------------------    ------------------
  Total current assets                                             345,401               330,459
                                                        ------------------    ------------------


Property, plant and equipment                                      333,280               321,603
Less accumulated depreciation                                     (179,313)             (170,895)
Property, plant and equipment held for sale, net                         -                 1,499
                                                        ------------------    ------------------
                                                                   153,967               152,207
                                                        ------------------    ------------------


Goodwill                                                            42,749                42,772
Intangible assets, net                                              41,256                43,674
Other assets                                                         9,960                10,372
Prepaid pension costs                                               24,395                21,006
                                                        ------------------    ------------------
  Total other assets                                               118,360               117,824
                                                        ------------------    ------------------

  Total assets                                          $          617,728    $          600,490
                                                        ==================    ==================


                   See accompanying notes to consolidated financial statements

                                            Continued

                                               (3)

                                    ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS

                               (In thousands, except share amounts)
                                           (Unaudited)


                                                           February 28,           August 31,
                                                              2006                  2005
                                                        ------------------    ------------------
LIABILITIES

Current liabilities:
  Current maturities of long-term debt                  $              999    $            1,054
  Notes payable                                                     32,617                26,891
  Accounts payable                                                  19,456                17,391
  Cash overdrafts                                                    1,318                   400
  Accrued liabilities                                               20,509                24,571
  Accrued dividends                                                  7,612                 6,693
  Accrued compensation                                              12,748                12,908
  Accrued income taxes                                               2,630                 1,945
                                                        ------------------    ------------------
  Total current liabilities                                         97,889                91,853

Long-term debt                                                           -                     -

Accrued postretirement and pension benefit obligations              17,830                20,557

Deferred income taxes                                                8,067                 9,573

Commitments and contingencies

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
  5,000,000 shares authorized;
  none issued                                                            -                     -

Common stock, no par value;
  100,000,000 shares authorized;
  52,957,626 shares issued                                          45,661                45,661
Additional paid-in capital                                          31,805                27,404
Retained earnings                                                  469,332               459,181
  Less treasury stock at cost:
    8,181,671 and 8,339,767 shares, respectively                   (53,696)              (54,728)
Accumulated other comprehensive income                                 840                   989
                                                        ------------------    ------------------
  Total shareholders' equity                                       493,942               478,507
                                                        ------------------    ------------------
  Total liabilities and shareholders' equity            $          617,728    $          600,490
                                                        ==================    ==================


                   See accompanying notes to consolidated financial statements

                                               (4)

                                           ARROW INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                               (In thousands, except share and per share amounts)
                                                  (Unaudited)


                                                                             For the three months ended
                                                                    ------------------------------------------
                                                                       February 28,            February 28,
                                                                           2006                   2005
                                                                    -------------------    -------------------
Net sales                                                           $           116,504    $           109,209
Cost of goods sold                                                               59,715                 58,506
                                                                    -------------------    -------------------
  Gross profit                                                                   56,789                 50,703
                                                                    -------------------    -------------------

Operating expenses:
  Research and development                                                        7,058                  7,126
  Selling, general and administrative                                            31,894                 35,545
  Restructuring charge                                                             (269)                   930
                                                                    -------------------    -------------------
                                                                                 38,683                 43,601
                                                                    -------------------    -------------------
  Operating income                                                               18,106                  7,102
                                                                    -------------------    -------------------
Other (income) expenses:
  Interest expense, net of amount capitalized                                       189                    219
  Interest income                                                                  (907)                  (291)
  Other, net                                                                        106                   (108)
                                                                    -------------------    -------------------
  Other (income) expenses, net                                                     (612)                  (180)
                                                                    -------------------    -------------------
Income before income taxes                                                       18,718                  7,282
Provision for income taxes                                                        6,084                  1,928
                                                                    -------------------    -------------------

  Net income                                                        $            12,634    $             5,354
                                                                    ===================    ===================

Basic earnings per common share                                     $              0.29    $              0.12
                                                                    ===================    ===================
Diluted earnings per common share                                   $              0.28    $              0.12
                                                                    ===================    ===================
Cash dividends per common share                                     $              0.17    $              0.15
                                                                    ===================    ===================

Weighted average shares outstanding
  used in computing basic earnings
    per common share                                                         44,729,478             44,213,584
                                                                    ===================    ===================

Weighted average shares outstanding
  used in computing diluted earnings
    per common share                                                         45,275,773             45,009,506
                                                                    ===================    ===================


                          See accompanying notes to consolidated financial statements

                                                      (5)

                                           ARROW INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF INCOME

                               (In thousands, except share and per share amounts)
                                                  (Unaudited)


                                                                             For the six months ended
                                                                    ------------------------------------------
                                                                       February 28,            February 28,
                                                                           2006                   2005
                                                                    -------------------    -------------------
Net sales                                                           $           230,148    $           221,934
Cost of goods sold                                                              117,202                114,811
                                                                    -------------------    -------------------
  Gross profit                                                                  112,946                107,123
                                                                    -------------------    -------------------

Operating expenses:
  Research and development                                                       13,509                 15,045
  Selling, general and administrative                                            64,479                 64,267
  Restructuring charge                                                             (256)                 1,321
                                                                    -------------------    -------------------
                                                                                 77,732                 80,633
                                                                    -------------------    -------------------
  Operating income                                                               35,214                 26,490
                                                                    -------------------    -------------------
Other (income) expenses:
  Interest expense, net of amount capitalized                                       369                    308
  Interest income                                                                (1,516)                  (505)
  Other, net                                                                        118                   (274)
                                                                    -------------------    -------------------
  Other (income) expenses, net                                                   (1,029)                  (471)
                                                                    -------------------    -------------------
Income before income taxes                                                       36,243                 26,961
Provision for income taxes                                                       11,779                  8,324
                                                                    -------------------    -------------------

  Net income                                                        $            24,464    $            18,637
                                                                    ===================    ===================

Basic earnings per common share                                     $              0.55    $              0.42
                                                                    ===================    ===================
Diluted earnings per common share                                   $              0.54    $              0.42
                                                                    ===================    ===================
Cash dividends per common share                                     $              0.32    $              0.24
                                                                    ===================    ===================

Weighted average shares outstanding
  used in computing basic earnings
    per common share                                                         44,687,708             44,023,659
                                                                    ===================    ===================

Weighted average shares outstanding
  used in computing diluted earnings
    per common share                                                         45,221,520             44,766,807
                                                                    ===================    ===================


                          See accompanying notes to consolidated financial statements

                                                      (6)

                                               ARROW INTERNATIONAL, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                      (unaudited)


                                                                                     For the six months ended
                                                                            ------------------------------------------
                                                                               February 28,            February 28,
                                                                                   2006                   2005
                                                                            -------------------    -------------------
Cash flows from operating activities:
    Net income                                                              $            24,464    $            18,637
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                                                         10,275                  9,937
    Amortization                                                                          2,800                  2,756
    Lionheart charge                                                                          -                  4,903
    Early retirement  plan stock option charge                                                -                  1,142
    Unrealized holding loss on foreign currency options                                       -                    (41)
    401(k) plan stock contribution                                                          466                    449
    Deferred income taxes                                                                  (350)                 4,045
    (Gain) loss on sale of property, plant and equipment                                    (58)                   209
    Excess tax benefit from exercise of stock options                                      (412)                 3,162
    Stock compensation charge                                                             1,799                      -
    (Decrease) increase in provision for postretirement and pension
      benefit obligation                                                                 (2,720)                 2,086
    (Increase) decrease in prepaid pension costs                                         (3,389)                  (806)
Changes in operating assets and liabilities, net of effects from acquisition:
    Accounts receivable, net                                                               (726)                (2,173)
    Inventories                                                                          (6,665)                (3,739)
    Prepaid expenses and other                                                           (5,600)               (10,295)
    Accounts payable and accrued liabilities                                             (2,470)                   198
    Accrued compensation                                                                    (91)                  (702)
    Accrued income taxes                                                                  1,184                   (762)
                                                                            -------------------    -------------------
    Total adjustments                                                                    (5,957)                10,369
                                                                            -------------------    -------------------
      Net cash provided by operating activities                                          18,507                 29,006
                                                                            -------------------    -------------------

Cash flows from investing activities:
    Capital expenditures                                                                (13,539)               (17,881)
    Purchases of marketable securities                                                   (6,040)                     -
    Proceeds from sale of property, plant and equipment                                   1,878                     13
    Decrease (increase) in intangible and other assets                                       33                   (607)
    Cash paid for business acquired                                                           -                 (7,148)
                                                                            -------------------    -------------------
      Net cash used in investing activities                                             (17,668)               (25,623)
                                                                            -------------------    -------------------

Cash flows from financing activities:
      Increase (decrease) in notes payable                                                6,192                    166
      Reduction of current maturities of long-term debt                                     (55)                   (38)
      Increase (decrease) in cash overdrafts                                                918                   (382)
      Excess tax benefit from exercise of stock options                                     412                      -
      Dividends paid                                                                    (13,395)                (7,895)
      Proceeds from stock options exercised                                               2,758                 11,907
                                                                            -------------------    -------------------
           Net cash (used in) provided by financing activities                           (3,170)                 3,758
                                                                            -------------------    -------------------

Effects of exchange rate changes on cash and cash equivalents                              (158)                 1,165
Net change in cash and cash equivalents                                                  (2,489)                 8,306
Cash and cash equivalents at beginning of year                                          119,326                 94,176
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period                                  $           116,837                102,482
                                                                            ===================    ===================


                              See accompanying notes to consolidated financial statements

                                                       Continued

                                                          (7)

                                               ARROW INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                     (in thousands)
                                                      (unaudited)


                                                                                     For the six months ended
                                                                            ------------------------------------------
                                                                               February 28,            February 28,
                                                                                   2006                   2005
                                                                            -------------------    -------------------

Supplemental schedule of noncash investing and financing activities:

The Company assumed liabilities in conjunction with the purchase of certain assets as follows:

Estimated fair value of assets acquired                                     $                 -    $             8,545
Accrual for additional payments owed                                                          -                  1,397
                                                                            -------------------    -------------------
Cash paid for assets                                                        $                 -    $             7,148
                                                                            ===================    ===================

Cash paid for business acquired:
  Working capital                                                           $                 -    $             3,222
  Intangible assets                                                                           -                  5,323
  Accrual for additional payments owned                                                       -                 (1,397)
                                                                            -------------------    -------------------
                                                                                              -                  7,148
                                                                            ===================    ===================
Dividends declared but not paid                                             $             7,612    $             6,673
                                                                            ===================    ===================
(Decrease) increase in property, plant and
equipment in accounts payable                                               $               (22)   $                48
                                                                            ===================    ===================


                              See accompanying notes to consolidated financial statements

                                                          (8)

                                               ARROW INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (EXPENSE)
                                                     (in thousands)
                                                      (unaudited)


                                                                              For the three months ended
                                                                       ----------------------------------------
                                                                          February 28,          February 28,
                                                                              2006                  2005
                                                                       ------------------    ------------------
Net income                                                             $           12,634    $            5,354
Other comprehensive income (expense):
  Foreign Currency translation adjustments                                          2,029                 1,543
  Unrealized holding (loss) on foreign currency option contracts                        -                   (41)
                                                                       ------------------    ------------------
Other comprehensive income (expense)                                                2,029                 1,502
                                                                       ------------------    ------------------
    Total comprehensive income                                         $           14,663      $          6,856
                                                                       ==================    ==================



                                                                              For the six months ended
                                                                       ----------------------------------------
                                                                          February 28,          February 28,
                                                                              2006                  2005
                                                                       ------------------    ------------------

Net income                                                             $           24,464    $           18,637
Other comprehensive (expense) income:
  Foreign Currency translation adjustments                                           (149)                7,105
  Unrealized holding (loss) on foreign currency option contracts                        -                   (41)
                                                                       ------------------    ------------------
Other comprehensive (expense) income                                                 (149)                7,064
                                                                       ------------------    ------------------
    Total comprehensive income                                         $           24,315    $           25,701
                                                                       ==================    ==================


                              See accompanying notes to consolidated financial statements

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

The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement has resulted in charges for the six months ended February 28, 2006 of $1,799 to income from continuing operations and income before income taxes, of which $236 was recorded to cost of sales, $183 to research and development, and $1,380 to selling, general and administrative expenses. These charges impacted net income by $1,542, or $0.03 basic and diluted earnings per share, in the first half of fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because the Company cannot recognize the tax benefit on future disqualifying dispositions of incentive stock options until such time as these dispositions occur. Prior to September 1, 2005, the Company had applied the existing accounting rules under Accounting Principles Board (APB) No. 25, as amended by SFAS No. 148, and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted subsequent to December 15, 1995 had been applied.

Had compensation expense for stock options granted in fiscal 2005 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the three and six month periods ended February 28, 2005 would have been reduced to the pro forma amounts indicated in the table below:

                                                                     For the three              For the six
                                                                      months ended              months ended
                                                                   February 28, 2005         February 28, 2005
                                                                  -------------------       -------------------
Net income applicable to common shareholders
As reported                                                       $             5,354       $            18,637
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects                                   771                       771

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                           (387)                     (795)
Pro forma                                                         $             5,738       $            18,613

Basic earnings per common share
As reported                                                       $              0.12       $             0.42
Pro forma                                                         $              0.13       $             0.42

Diluted earnings per common share
As reported                                                       $              0.12       $             0.42
Pro forma                                                         $              0.13       $             0.42


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

The Company has adopted four stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors' Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996, with amendments thereto approved by the Company's shareholders on January 19, 2000, the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the Company's shareholders on June 19, 2000, with non-material amendments thereto approved by the Company's Board of Directors on October 27, 2004, and the 2006 Directors Stock Incentive Plan (the "2006 Directors Plan"), which was approved by the Company's shareholders on January 18, 2006. The 1992 and 1999 Plans authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors' Plan, which had authorized the granting of a maximum of 300,000 non-qualified stock options, expired in accordance with its terms on January 17, 2006. The 2006 Directors Plan authorizes the granting of a maximum of 500,000 shares of the Company's common stock (subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar event) in the form of non-qualified stock options and /or restricted stock. Under the Directors Plan and the 2006 Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The 2006 Directors Plan provides for an initial grant of options to purchase 10,000 shares of common stock upon each eligible director's initial election or appointment to the Board of Directors and, thereafter, the grant of such number of additional options to purchase shares of common stock and/or shares of restricted stock, in each case as the Board of Directors in its discretion may determine, on the date of each annual meeting of shareholders of the Company.

In the three months ended February 28, 2006 and February 28, 2005, the Company granted 0 and 87,500 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share was $30.60 for the options granted during the three months ended February 28, 2005. During the six months ended February 28, 2006 and February 28, 2005, the Company granted 1,066,000 and 102,500 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $29.41 to $29.94 for the options granted during the six months ended February 28, 2006 and ranged from $29.08 to $30.60 for the options granted in the same period of fiscal 2005. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

In the three months ended February 28, 2006 and February 28, 2005, the Company granted 30,000 and 27,000 options, respectively, to its directors to purchase shares of the Company's common stock pursuant to the 2006 Directors Plan and the Directors Plan, respectively. The exercise price per share was $30.97 for the options granted during the three months ended February 28, 2006 and $30.60 for the options granted in the same period of fiscal 2005. During the six months ended February 28, 2006, the Company granted 30,000 options pursuant to the 2006 Directors Plan and 10,000 options pursuant to the Directors Plan, and during the six months ended February 28, 2005, granted 27,000 options pursuant to the Directors Plan, to its directors to purchase shares of the Company's common stock. The exercise price ranged from $30.92 to $30.97 for the options granted during the six months ended February 28, 2006 and was $30.60 for the options granted in the same period of fiscal 2005. These amounts represent the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date, and once vested, are exercisable at any time.


                                      (11)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)


Stock option activity for the three and six month periods ended February 28, 2006 and 2005 is summarized in the tables below:

                                                                         For the three months ended
                                             ------------------------------------------------------------------------------------
                                                      February 28, 2006                                February 28, 2005
                                             ------------------------------------------------------------------------------------
                                                                    Weighted                                        Weighted
                                                                     Average        Aggregate                        Average
                                                                    Exercise        Intrinsic                       Exercise
                                                 Shares               Price           Value       Shares              Price
                                             ------------------------------------------------------------------------------------
Outstanding at December 1                          3,359,512          $24.83                       2,868,194          $20.82
Granted                                               30,000          $30.97                         114,500          $30.60
Exercised                                            (77,906)         $19.12                        (530,016)         $17.68
Terminated                                           (29,010)         $26.44                          (3,250)         $22.96
                                             ----------------                                  --------------

Outstanding at February 28                         3,282,596          $25.00         $18,853       2,449,428          $21.95

Exercisable at  February 28                        1,427,481          $21.09          $7,002       1,204,877          $19.50

The intrinsic value of the stock options exercised during the three months ended February 28, 2006 and 2005 was $476 and $2,651, respectively.

                                                                           For the six months ended
                                             ------------------------------------------------------------------------------------
                                                      February 28, 2006                                February 28, 2005
                                             ------------------------------------------------------------------------------------
                                                                    Weighted                                        Weighted
                                                                     Average        Aggregate                        Average
                                                                    Exercise        Intrinsic                       Exercise
                                                 Shares               Price           Value       Shares              Price
                                             ------------------------------------------------------------------------------------
Outstanding at September 1                         2,381,367          $22.43                       3,084,152          $20.49
Granted                                            1,106,000          $29.96                         129,500          $30.42
Exercised                                           (143,396)         $19.40                        (701,834)         $17.12
Terminated                                           (61,375)         $27.37                         (62,390)         $21.80
                                             ----------------                                  --------------

Outstanding at February 28                         3,282,596          $25.00         $18,853       2,449,428          $21.95

Exercisable at  February 28                        1,427,481          $21.09          $7,002       1,204,877          $19.50

The intrinsic value of the stock options exercised during six months ended February 28, 2006 and 2005 was $827 and $3,551, respectively.


                                      (12)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)


Stock options outstanding at February 28, 2006 are summarized in the table below:

                                              Weighted                                            Weighted
                                               Average           Weighted                          Average           Weighted
                                              Remaining          Average                          Remaining           Average
     Range of                Number          Contractual         Exercise          Number        Contractual         Exercise
  Exercise Prices         Outstanding           Life              Price          Exercisable        Life               Price
--------------------     --------------    ----------------    ------------     ------------    -------------      --------------
  $12.56 - $17.50              265,090          2.98              $14.98            265,090         2.98               $14.98
  $17.51 - $21.47              707,693          5.54              $19.08            581,034         5.52               $19.09
  $21.48 - $26.42            1,028,813          7.56              $25.35            525,357         7.57               $25.37
  $26.43 - $30.92            1,231,000          9.55              $30.01             56,000         8.82               $30.52
  $30.93 - $33.59               50,000          9.60              $31.76                  -            -                    -
                         --------------                                         ------------
                             3,282,596                                            1,427,481

A summary of the status of the Company's nonvested stock options as of February 28, 2006, and changes during the three and six months ended February 28, 2006, are summarized below:


                                                              For the Three Months Ended February 28, 2006
                                                              --------------------------------------------

                                                                                         Weighted Average
                                                                Number of Shares         Option Grant Date
                                                               Underlying Options           Fair Value
                                                              --------------------     --------------------
Nonvested at December 1, 2005                                          1,941,326               $6.35
Granted                                                                   30,000               $7.55
Vested                                                                   (89,601)              $5.67
Terminated                                                               (26,610)              $6.19
                                                              --------------------
Nonvested at February 28, 2006                                         1,855,115               $6.39


                                                               For the Six Months Ended February 28, 2006
                                                               ------------------------------------------

                                                                                         Weighted Average
                                                                Number of Shares         Option Grant Date
                                                               Underlying Options           Fair Value
                                                              --------------------     --------------------

Nonvested at September 1, 2005                                         1,259,101               $4.86
Granted                                                                1,106,000               $7.43
Vested                                                                  (451,931)              $4.74
Terminated                                                               (58,055)              $5.20
                                                              --------------------
Nonvested at February 28, 2006                                         1,855,115               $6.39

As of February 28, 2006, there was $10,574 of total unrecognized cost related to nonvested share-based compensation arrangements granted under the Company's Stock Incentive Plans. This cost is expected to be recognized over a weighted average period of six years. The total fair value of shares underlying stock options which vested during the three months ended February 28, 2006 and 2005 was $508 and $764, respectively. The total fair value of shares underlying stock options which vested during the six months ended February 28, 2006 and 2005 was $2,140 and $2,755, respectively.

The fair value of the stock options granted were estimated on the date of the grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of the grant. The expected volatilities are based on the historical volatilities of the Company's common stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected lives of the stock options granted represent the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior with respect to the options granted to them.


                                      (13)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)


The per share weighted average value of stock options granted in the first six months of fiscal 2006 and 2005 was $7.43 and $5.68, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                          February 28,        February 28,
                                              2006                2005
                                        ----------------    ----------------
Risk-free interest rate                    3.71%-4.30%            2.90%
Dividend yield                             2.07%-2.13%            2.08%
Volatility factor                         23.14%-23.77%          22.75%
Expected lives                               6 years             5 years

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

The following are the changes in the allowance for doubtful accounts for the three and six months ended February 28, 2006 and 2005:

                                           For the three months ended
                                 ----------------------------------------------
                                     February 28,             February 28,
                                         2006                     2005
                                 ---------------------    ---------------------
Balance at December 1            $               2,296    $               1,604
Net additions  (recoveries)                        (77)                     265
Write-offs                                        (168)                     (27)
                                 ---------------------    ---------------------
Balance at February 28           $               2,051    $               1,842
                                 =====================    =====================

                                             For the six months ended
                                 ----------------------------------------------
                                     February 28,             February 28,
                                         2006                     2005
                                 ---------------------    ---------------------
Balance at September 1           $               2,176    $               2,198
Net additions  (recoveries)                         43                      471
Write-offs                                        (168)                    (827)
                                 ---------------------    ---------------------
Balance at February 28           $               2,051    $               1,842
                                 =====================    =====================

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2005 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than the Company's compliance with the new accounting requirements of SFAS No. 123R, as described above, there have been no material changes to the accounting policies previously identified and described in the Company's 2005 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

The FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of SFAS No. 151, effective September 1, 2005. The impact of this statement on the Company's financial statements was not material to its results of operations for the three and six months ended February 28, 2006.

Certain prior period information has been reclassified for comparative purposes.

Note 3 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

The Company had been a defendant in a lawsuit in the United States District Court in the Southern District of New York, in which the plaintiffs, Thierry Pourchez and Bard Access Systems, Inc., alleged that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringed a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue. In September 2005, the Court dismissed this lawsuit because the U.S. Patent and Trademark Office had not yet concluded its re-examination of the patent at issue. The plaintiffs may seek reinstatement of this lawsuit when the re-examination is concluded, which is expected to occur in calendar 2006, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action in the event it were to be reinstated.

The Company is currently a plaintiff in a patent infringement lawsuit in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of two patents covering the PTD, is also a plaintiff, and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these two patents. A trial is anticipated during calendar year 2006, although the Company cannot currently predict the precise timing.

The Company also commenced a patent infringement lawsuit in the United States District Court in Boston, Massachusetts against Spire Corporation of Bedford, Massachusetts. The Company is the owner of United States Patent No. 6,872,198, which covers a method of inserting a double-Y-shaped multi-lumen catheter. The Company has alleged that the use of Spire's Pourchez RetrO(TM) High Flow Kink-Resistant Catheter infringes this patent. The case is in the middle of the discovery phase, and a trial is anticipated during calendar year 2007, although the Company cannot currently predict the precise timing.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

Note 4 - Inventories:

Inventories are summarized as follows:

                                               February 28, 2006         August 31, 2005
                                             ---------------------    ---------------------
  Finished goods                             $              38,806    $              32,954
  Semi-finished goods / Work-in-process                     38,376                   38,574
  Raw materials                                             25,392                   23,828
                                             ---------------------    ---------------------
                                             $             102,574    $              95,356
                                             =====================    =====================


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

The following table provides quarterly and year-to-date information about the Company's sales by product category:

                                        Quarter ended                        Quarter ended
                                      February 28, 2006                    February 28, 2005
                                -------------------------------     --------------------------------
                                  Critical          Cardiac           Critical          Cardiac
                                    Care             Care               Care              Care
                                -------------    --------------     -------------    ---------------
Sales to external customers         $99,400          $17,100            $93,200           $16,000


                                       Six Months ended                    Six Months ended
                                      February 28, 2006                    February 28, 2005
                                -------------------------------     --------------------------------
                                   Critical          Cardiac          Critical           Cardiac
                                     Care             Care              Care              Care
Sales to external customers     ---------------    ------------     --------------    --------------
                                   $196,300          $33,800           $189,200           $32,700

The following tables present quarterly information about geographic areas:

                                                    Quarter ended February 28, 2006
                                  -----------------------------------------------------------------------
                                      United                            Asia and
                                      States            Europe        International       Consolidated
                                  --------------    --------------    -------------    ------------------
Sales to unaffiliated customers       $72,000           $23,200           $21,300           $116,500

                                                     Quarter ended February 28, 2005
                                  -----------------------------------------------------------------------
                                      United                            Asia and
                                      States            Europe        International       Consolidated
                                  --------------    --------------    -------------    ------------------
Sales to unaffiliated customers       $67,900           $19,800           $21,500           $109,200

The following tables present year-to-date information about geographic areas:

                                                   Six Months ended February 28, 2005
                                  -----------------------------------------------------------------------
                                      United                            Asia and
                                      States            Europe        International       Consolidated
                                  --------------    --------------    -------------    ------------------
Sales to unaffiliated customers       $142,000          $42,800           $45,300           $230,100


                                      (16)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                  Six Months ended February 28, 2005
                                  -----------------------------------------------------------------------
                                      United                            Asia and
                                      States            Europe        International       Consolidated
                                  --------------    --------------    -------------    ------------------
Sales to unaffiliated customers       $136,600          $39,800           $45,500           $221,900

Note 6 - Business Acquisitions:

On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. (ABM), for a total purchase price of approximately $9,056, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of February 28, 2006, pursuant to the asset purchase agreement, the Company has paid $8,845 in cash and recorded a current liability of $211 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5,835, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge to cost of goods sold, or $990 against net income, for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        Inventories                                     $      3,221
        Intangible assets                                      5,835
                                                        ------------
          Total purchase price                          $      9,056
                                                        ============

Pro forma amounts are not presented as the acquisition described above did not have any material effect on the Company's results of operations or financial condition for any of the periods presented.

Note 7 - Warranty

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of February 28, 2006 and February 28, 2005, the Company's total estimated product warranty obligation was $574 and $614, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in the warranty obligation for the three and six months ended February 28, 2006 and February 28, 2005 is as follows:


                                             For the Three Months Ended
                                   --------------------------------------------
                                       February 28,            February 28,
                                           2006                    2005
                                   --------------------    --------------------
Balance as of December 1           $                600    $                659
Additional warranties issued                        285                     269
Expenditures/Expirations                           (311)                   (314)
                                   --------------------    --------------------
Balance as of February 28          $                574    $                614
                                   ====================    ====================


                                             For the Six Months Ended
                                   --------------------------------------------
                                       February 28,            February 28,
                                           2006                    2005
                                   --------------------    --------------------
Balance as of September 1          $                660    $                740
Additional warranties issued                        558                     498
Expenditures/Expirations                           (644)                   (624)
                                   --------------------    --------------------
Balance as of February 28          $                574    $                614
                                   ====================    ====================


                                      (17)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)


Note 8 - Retirement Benefits

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

Post-retirement Benefits Other Than Pensions:
The Company provides limited amounts of post-retirement health and life insurance benefit plan coverage for some of its employees. The determination of the cost of post-retirement health benefit plans is based on comprehensive hospital, medical surgical and dental benefit provisions ("Other Benefits"). The determination of the cost of post-retirement life insurance benefits is based on stated policy amounts.

Early Retirement Plan:
On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

During the second quarter of fiscal 2005, the Company recorded $1,860 related to pension and $814 related to other post-retirement benefits related to the early retirement program, which are not included in the net periodic benefit costs below. These charges to expense and credit to prepaid pension and accrued post-retirement benefit obligations resulted from the Company's waiver in connection with the early retirement program of the normal discount that customarily would have applied to a participant's benefits if the participant had otherwise elected to retire prior to his/her normal retirement date.

The following summarizes the components of the net periodic benefit costs for the three and six months ended February 28, 2006 and 2005:


                                      (18)

                                               ARROW INTERNATIONAL, INC.

                                      Notes to Consolidated Financial Statements
                                       (In thousands, except per share amounts)
                                                      (unaudited)


                                                  Pension Benefits                          Other Benefits
                                        ------------------------------------     ------------------------------------
                                             For the Three Months Ended               For the Three Months Ended
                                        ------------------------------------     ------------------------------------
                                          February 28,        February 28,         February 28,        February 28,
                                              2006                2005                 2006                2005
                                        ----------------    ----------------     ----------------    ----------------
Service cost                            $          1,126    $          1,665     $            138    $             88

Interest cost                                      1,301               2,580                  261                 225

Expected return on plan assets                    (1,951)             (3,402)                   -                   -

Amortization of prior service costs                  279                 625                   (3)                 (3)

Amortization of transition obligation
  (asset)                                            (29)                (69)                  11                  12

Amortization of net actuarial (gain)
  loss                                               464                 571                  139                  25

Plan acquisition differential                          -                   -                    -                  (7)
                                        ----------------    ----------------     ----------------    ----------------
  Net periodic (benefit) cost           $          1,190    $          1,970     $            546    $            340
                                        ================    ================     ================    ================


                                                 Pension Benefits                          Other Benefits
                                        ------------------------------------     ------------------------------------
                                             For the Six Months Ended                 For the Six Months Ended
                                        ------------------------------------     ------------------------------------
                                          February 28,        February 28,         February 28,        February 28,
                                              2006                2005                 2006                2005
                                        ----------------    ----------------     ----------------    ----------------
Service cost                            $          2,333    $          2,550     $            299    $            199

Interest cost                                      2,827               3,941                  574                 484

Expected return on plan assets                    (4,097)             (5,205)                   -                   -

Amortization of prior service costs                  569                 927                   (6)                (43)

Amortization of transition obligation
  (asset)                                            (48)               (105)                  23                  25

Amortization of net actuarial (gain)
  loss                                             1,145                 850                  319                  78

Plan acquisition differential                          -                   -                    -                 (14)
                                        ----------------    ----------------     ----------------    ----------------
  Net periodic (benefit) cost           $          2,729    $          2,958     $          1,209    $            729
                                        ================    ================     ================    ================

Note 9 - Restructuring Charges:

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


                                      (19)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                       Actual Costs Expensed
                                                    ---------------------------------------------------------
                                                                                                                      Costs
                                                                                         For the                    expensed
                                    Estimate of                        For the           Three                      but not
                                      Total                          Three Months        Months                     yet paid
                                     Expected           As of           Ended             Ended         Total        as of
                                   Restructuring       August        November 30,       February         to         February
                                      Charges         31, 2005           2005           28, 2006        Date        28, 2006
                                  ---------------   ------------    --------------    ------------    --------    ------------
Severance and related Expenses    $           763   $        763    $            -    $          -    $    763    $         87

Property, plant and equipment
  carrying cost, costs of
  disposal, and gain on sale*                (227)            48                 -            (275)       (227)              -

Other, including equipment and
  inventory moving costs,
  employee relocation costs,
  and external consulting fees                119            118                 1               -         119               -
                                  ---------------   ------------    --------------    ------------    --------    ------------
Total restructuring charges       $           655   $        929    $            1    $       (275)   $    655    $         87
                                  ===============   ============    ==============    ============    ========    ============

* On December 2, 2005, the Company sold its San Antonio, Texas facility and certain related equipment and, as a result, recognized a pre-tax gain of $275 in the second quarter of fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement its rationalization plan in the first half of fiscal 2006 and expects to complete the relocation and related logistics by the end of fiscal 2006, at an estimated total cost of $1,654. Restructuring charges related to this distribution center relocation and related logistics are summarized below:


                                      (20)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                                  Actual Costs Expensed
                                                                     --------------------------------------------
                                                        For the         For the                                           Costs
                                    Estimate of         Twelve          Three                                         expensed but
                                       Total            Months          Months        For the Three                  not yet paid
                                      Expected          Ended           Ended          Months Ended                      as of
                                   Restructuring        August         November        February 28,       Total       February 28,
                                      Charges          31, 2005        30, 2005           2006           to Date          2006
                                  ---------------    ------------    ------------    ---------------    ---------    --------------
Severance and related expenses    $           868    $        618    $          -    $             -    $     618    $          337

Lease termination costs                       253             227               -                  -          227                56

Property, plant and equipment
  carrying cost and costs of
  disposal                                    120              38               9                  6           53                 -

Other, including equipment and
  inventory moving costs,
  employee relocation costs,
  and external consulting fees                413             282               3                  -          285                 -
                                  ---------------    ------------    ------------    ---------------    ---------    --------------
Total restructuring charges       $         1,654    $      1,165    $         12    $             6    $   1,183    $          393
                                  ===============    ============    ============    ===============    =========    ==============

Note 10 - Earnings Per Share

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three months ended February 28, 2006 and 2005:

                                                          For the Three Months         For the Three Months
                                                                 Ended                        Ended
                                                           February 28, 2006            February 28, 2005
                                                       -------------------------    -------------------------
Net income                                             $                  12,634    $                   5,354

Weighted average common shares outstanding                                44,729                       44,214

Incremental common shares issuable: stock options
  and awards                                                                 547                          796
                                                       -------------------------    -------------------------

Weighted average common shares outstanding
  assuming dilution                                                       45,276                       45,010
                                                       =========================    =========================

Basic earnings per common share                        $                    0.29    $                    0.12
                                                       =========================    =========================

Diluted earnings per common share                      $                    0.28    $                    0.12
                                                       =========================    =========================


                                      (21)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                       -------------------------    -------------------------
                                                           For the Six Months           For the Six Months
                                                                 Ended                        Ended
                                                           February 28, 2006            February 28, 2005
                                                       -------------------------    -------------------------
Net income                                             $                  24,464    $                  18,637

Weighted average common shares outstanding                                44,688                       44,024

Incremental common shares issuable: stock options
   and awards                                                                534                          743
                                                       -------------------------    -------------------------

Weighted average common shares outstanding
   assuming dilution                                                      45,222                       44,767
                                                       =========================    =========================

Basic earnings per common share                        $                    0.55    $                    0.42
                                                       =========================    =========================

Diluted earnings per common share                      $                    0.54    $                    0.42
                                                       =========================    =========================

Stock options outstanding to purchase 44,000 and 0 shares of common stock were not included in the computation of earnings per share assuming dilution because the options' exercise price was higher than the average market price of the Company's common stock for the three months ended February 28, 2006 and 2005, respectively.

Note 11 - Early Retirement Program

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

During the second quarter of fiscal 2005, the Company recorded $6,839 in total costs with respect to this program, of which $1,883 was recorded to cost of sales and $4,956 to selling, general and administrative expenses. Of the $6,839 in total costs, $2,674 was related to pension and other post-retirement benefits, and $3,023 was a cash charge related to severance and related costs. The remaining $1,142 was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected into the program.

Note 12 - LionHeart Impairment Charge

As announced on April 7, 2005, the Company's Board of Directors unanimously voted to discontinue the development, sales and marketing programs related to its LionHeart Left Ventricular Assist System (LVAS).

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal year 2005. As a result, the Company made a provision in the second fiscal quarter ended February 28, 2005 of $2,079 for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in that quarter its remaining investment in the LionHeart program, which included $2,824 in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second quarter of fiscal year 2005 by an outside consulting firm, which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter of fiscal year 2005 related to the LionHeart was $4,903, of which $4,562 was recorded to cost of sales and $341 to research and development expenses.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2005

NET SALES.
Net sales for the three months ended February 28, 2006 increased by $7.3 million, or 6.7%, to $116.5 million from $109.2 million in the same period of last year due primarily to an increase in critical care product sales in the second quarter of fiscal 2006 and the impact of a $4.3 million reduction to net sales in the second quarter of fiscal 2005 related to the Company's change in the accounting treatment for its shipping terms to U.S. and international customers. This increase was offset in part by an unfavorable foreign exchange impact during the second quarter of fiscal 2006 as a result of the strength of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in decreased sales for the quarter of $2.4 million or 2.2% of total Company sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and rebates. The following is a summary of the Company's sales by product platform:

   Sales by Product Platform
   (in millions)                                    Quarter ended
                                                    -------------
                                       February 28, 2006     February 28, 2005
                                       -----------------     -----------------

     Central Venous Catheters                $60.9                 $57.0
     Specialty Catheters                      36.6                  34.3
     Stepic distributed products               1.9                   1.9
                                               ---                   ---
       Subtotal Critical Care                 99.4                  93.2
     Cardiac Care                             17.1                  16.0
                                              ----                  ----
       TOTAL                                $116.5                $109.2
                                            ======                ======

Sales of critical care products increased by 6.7% to $99.4 million in the second quarter of fiscal 2006 from $93.2 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the second quarter of fiscal 2006 due to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments. Sales of specialty catheters increased in the second quarter of fiscal 2006 due to improved sales of peripheral nerve block products, epidural products and arterial products. Sales of cardiac care products increased to $17.1 million in the second quarter of fiscal 2006 from $16.0 million in the comparable prior year period due to increased sales of intra-aortic balloon pumps. Total Company U.S. sales increased by 6.0% to $72.0 million from $67.9 million in the prior year period due primarily to increased sales of central venous and specialty catheters, and intra-aortic balloon pumps. International sales increased by 7.7% to $44.5 million in the second quarter of fiscal 2006 from $41.3 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and intra-aortic balloon pumps offset in part by the effect of foreign currency exchange rates, as noted above. International sales represented 38.2% of net sales in the second quarter of fiscal 2006 compared to 37.8% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, decreased to 36% of total Company sales in second quarter of fiscal 2006 from 38% in the comparable prior year period. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 65% in the second quarter of fiscal 2006 from 64% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 10% of total Company sales in the second quarter of fiscal 2006 compared to 9% in fiscal 2005. The safety device procedure kit conversion percentages for the U.S. market in the second quarter of fiscal 2006 increased to 20% from 17% in the comparable prior year period.

During the second quarter of fiscal 2006, as part of its ongoing efforts to meet growing customer interest in safety and risk reduction, the Company began selling a new "Maximal Barrier" central venous access kit, which consists of a tray that includes a full body drape,


                                      (23)

                            ARROW INTERNATIONAL, INC.


a catheter treated with the Company's latest ARROWg+ard(R) antimicrobial technology, and other accessories. This new kit addresses the new guidelines for reducing catheter-related bloodstream infections promulgated by the Centers for Disease Control and the Institute for Healthcare Improvement's `100,000 Lives' initiative and has received an enthusiastic response by customers who recognized the product's value and contribution to their needs for safety and the management of risk for infection in the hospital setting. The Company plans to expand its marketing program in support of this upgrade to its existing product line, and anticipates increased sales of this kit on the basis of its benefits to patients and healthcare workers alike.

GROSS PROFIT.
Gross profit increased by 12.0% to $56.8 million in the three months ended February 28, 2006 from $50.7 million in the same period of fiscal 2005. As a percentage of net sales, gross profit increased to 48.8% during the three months ended February 28, 2006 from 46.4% in the comparable prior year period. The increase in gross margin was due primarily to (1) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart Left Ventricular Assist System (LVAS) as a consequence of the Board of Directors' decision in April 2005 to discontinue the development, sales and marketing program related to the LionHeart; and (2) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program. Gross margin in the second quarter of fiscal 2005 would have been 6 percentage points higher but for the aggregate impact of these fiscal 2005 items. This increase was offset in part by higher manufacturing costs recognized in the second quarter of fiscal 2006 associated with short-term inefficiencies, the training of new employees in connection with the Company's manufacturing capital investment program and, as noted above, by the effect of foreign currency exchange rates.

PRODUCT RECALL.
As previously reported, on December 3, 2004, the Company announced a voluntary nationwide recall of all of its NEO?PICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NEOCare product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the Food and Drug Administration (the "FDA") in conducting the voluntary recall.

In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of February 28, 2006, the Company had issued sales credits totaling the full $0.5 million and does not anticipate the need to issue any additional credits.

To address the inspectional observations of the FDA, the Company in January 2005 temporarily ceased the manufacture, shipment and sale of its entire NEOCare product line, including the NeoPICC Catheters. In addition, the Company moved its NEOCare manufacturing operations into its existing manufacturing structure and suspended sales until it implements all corrective actions related to the FDA's December 2004 inspections of the Company's facilities in San Antonio, Texas (which facility and certain related equipment the Company sold in December
2005) and Reading, Pennsylvania. Shipments of the NEOCare product line, other than the NeoPICC Catheters, are presently expected to resume prior to the end of calendar year 2006. Shipment of the NeoPICC Catheters will resume after receipt of FDA clearance of a new 510(k) premarket notification for these products, which is also presently expected to occur prior to the end of calendar year 2006.

The Company's NEOCare product line sales were $7.6 million for all of fiscal 2004 and were $2.0 million in fiscal 2005 through January 2005, when it temporarily suspended all NEOCare product sales as described above. Inventories of NeoPICC Catheters at February 28, 2006 amounted to $0.3 million, which the Company had fully reserved for as of February 28, 2006. Inventories of other NEOCare products were approximately $1.4 million at February 28, 2006.

RESEARCH AND DEVELOPMENT.
Research and development expenses were $7.1 million in each of the three months ended February 28, 2006 and February 28, 2005. There were no research and development expenses in the second quarter of fiscal 2006 for the LionHeart program as a result of the Company's Board of Directors' decision to discontinue the development, sales and marketing programs related to its LionHeart LVAS during the third quarter of fiscal 2005, whereas there was $2.1 million of LionHeart-related spending in the second quarter of fiscal 2005. Offsetting this decrease in research and development spending were increased expenditures for the Company's critical care product line and increased compliance-related consulting fees related to the NEOCare product line. As a percentage of net sales, these expenses were 6.1% in the second quarter of fiscal 2006 compared to 6.5% in the same period of fiscal 2005, but were 4.6% in the second quarter of fiscal 2005 excluding the LionHeart-related spending. A description of the current status of the Company's major research and development programs is provided below under "Six Months Ended February 28, 2006 Compared to Six Months Ended February 28, 2005 - Research and Development."

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses decreased by 10.1% to $31.9 million during the three months ended February 28, 2006 from $35.5 million in the comparable prior year period and, as a percentage of net sales, decreased to 27.4% in the second quarter of fiscal 2006 from 32.5% in the comparable period of fiscal 2005. This decrease was due primarily to decreased spending of $5.0 million related to the Company's voluntary early retirement program in fiscal 2005 and decreased expenses of $0.9 million related to the Company's pension and post-retirement welfare plans based on adjusting certain estimated data to actual data received in the second quarter of each fiscal year. This decrease was offset in part by increased expenses of (1) $0.8 million for the cost of equity-based compensation incurred as a result of the Company's adoption of SFAS No. 123R in September 2005, (2) $0.7 million related to


                                      (24)

                            ARROW INTERNATIONAL, INC.


the Company's officers' life insurance policies, (3) $0.5 million in connection with the Company's annual sales team incentive award, and (4) $0.5 million related to consulting fees for various information system infrastructure enhancements.

RESTRUCTURING CHARGES.
The Company recorded $0.3 million of restructuring income in the second quarter of fiscal 2006 compared to $0.9 million of expense ($0.6 million after tax, or $0.01 diluted earnings per share) in the second quarter of fiscal 2005. The restructuring income recorded in the second quarter of fiscal 2006 related primarily to a pre-tax gain of $0.3 million from the sale of the Company's San Antonio, Texas facility and certain related equipment. The restructuring expenses recorded in the second quarter of fiscal 2005 related primarily to accrued severance payments associated with the Company's consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources
- Investing Activities - Multi-Year Capital Investment Plan."

OPERATING INCOME.

Principally due to the above factors, operating income increased in the second quarter of fiscal 2006 by 154.9% to $18.1 million from $7.1 million in the comparable prior year period.

OTHER EXPENSES (INCOME), NET.
Other expenses (income), net, was $0.6 million of income in the second quarter of fiscal 2006 as compared to $0.2 million of income in the same prior year period due primarily to the Company's having earned a higher amount of interest in the second quarter of fiscal 2006 on its investments of cash balances. Other expenses (income), net, consist principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
As a result of the factors discussed above, income before income taxes increased during the second quarter of fiscal 2006 by 156.2% to $18.7 million from $7.3 million in the comparable prior year period. For the second quarter of fiscal 2006, the Company's effective income tax rate increased to 32.5% from 26.5% in the comparable prior year period due to a lower effective tax rate for the second quarter of fiscal 2005 attributable to more favorable than expected fiscal year 2004 research and development tax credits resulting from the completion of the Company's analysis of these credits during the second quarter of fiscal 2005.

U.S. TAX MATTERS
In October 2004, the President signed The American Jobs Creation Act of 2004 (the "Act"). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extraterritorial Income Regime (the "ETI") over a three-year phase out period beginning in 2005. However, the phase out will still allow the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006. This new deduction begins at 3% of U.S. domestic manufacturer's income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2010 and beyond. While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during fiscal 2005 and 2006 combined with the phase in of the new manufacturing deduction benefit from fiscal 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2006 and beyond.

CZECH REPUBLIC TAX HOLIDAY.
During the second quarter of fiscal 2006, the Company's effective income tax rate continued to reflect a benefit from a tax holiday in respect of the Company's Czech Republic operations. This tax holiday is effective through August 2006 and is limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased.

JAPANESE TAX MATTER
In March 2004, the Company made a payment of $10.0 million to settle a tax assessment related to an ongoing Japanese government tax audit of the Company's transfer pricing with its Japanese subsidiary. The Company has initiated competent authority proceedings with the Internal Revenue Service in the U.S. to recover a majority of this required Japanese tax payment and, when a resolution is reached, a one-time favorable or unfavorable item will be recorded as part of the Company's provision for income taxes. At this time, the Company is unable to predict the timing, the amount or the effect of this future tax item on its effective tax rate. The Company believes that the net amount of tax liability ultimately resulting from these proceedings has been fully provided for as of February 28, 2006 and, therefore, will not materially adversely affect its future results of operations.

NET INCOME.
Net income in the second quarter of fiscal 2006 increased by 135.2% to $12.7 million from $5.4 million in the comparable fiscal 2005 period. As a percentage of net sales, net income represented 10.9% in the three months ended February 28, 2006 compared to 4.9% in the same period of fiscal 2005.

PER SHARE INFORMATION.
Basic earnings per common share were $0.29 in the three months ended February 28, 2006, up 141.7%, or $0.17 per share, from $0.12 in the comparable prior year period. Diluted earnings per common share were $0.28 in the three months ended February 28,


                                      (25)

                            ARROW INTERNATIONAL, INC.


2006, up 133.3%, or $0.16 per share, from $0.12 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,729,478 in the second quarter of fiscal 2006 from 44,213,584 in the comparable prior year period primarily as a result of additional stock option exercises since February 28, 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,275,773 in second quarter of fiscal 2006 from 45,009,506 in the comparable prior year period also primarily as a result of the additional stock option exercises since February 28, 2005.

SIX MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO SIX MONTHS ENDED FEBRUARY 28,
2005

NET SALES.
Net sales for the six months ended February 28, 2006 increased by $8.2 million, or 3.7%, to $230.1 million from $221.9 million in the same period of last year due primarily to an increase in critical care product sales in the first six months of fiscal 2006 and the impact of a $4.3 million reduction to net sales in the first half of fiscal 2005 related to the Company's change in the accounting treatment for its shipping terms to U.S. and international customers. This increase was offset in part by an unfavorable foreign exchange impact during the first half of fiscal 2006 as a result of the strength of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in decreased sales for the six months ended February 28, 2006 of $3.5 million or 1.6% of total Company sales. The following is a summary of the Company's sales by product platform:

  Sales by Product Platform
  (in millions)                                    Six months ended
                                                   ----------------
                                       February 28, 2006     February 28, 2005
                                       -----------------     -----------------

    Central Venous Catheters                 $119.6                $116.3
    Specialty Catheters                        72.7                  69.1
    Stepic distributed products                 4.0                   3.8
                                                ---                   ---
      Subtotal Critical Care                  196.3                 189.2
    Cardiac Care                               33.8                  32.7
                                               ----                  ----
      TOTAL                                  $230.1                $221.9
                                             ======                ======

Sales of critical care products increased by 3.8% to $196.3 million in the first half of fiscal 2006 from $189.2 million in the comparable prior year period due primarily to increased sales of specialty catheters and central venous catheters. Sales of specialty catheters increased in the first half of fiscal 2006 due to improved sales of epidural products, peripheral nerve block products and arterial products. Sales of central venous catheters increased in the first half of fiscal 2006 due to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments. Offsetting this increase in central venous catheters was the fact that there were no sales of neonatal products in the first half of fiscal 2006 as a result of the Company's previously reported decision in January 2005 to temporarily cease manufacturing, shipping and selling of its NEOCare product line until it completes the integration of its NEOCare manufacturing operations and implementation of all corrective actions in response to previously reported compliance concerns of the FDA. NEOCare product sales in the first half of fiscal 2005 were $2.1 million. Sales of cardiac care products increased to $33.8 in the first half of fiscal 2006 from $32.7 in the comparable prior year period due to increased sales of intra-aortic balloon pumps. Total Company U.S. sales increased by 4.0% to $142.0 million from $136.6 million in the prior year period due primarily to increased sales of specialty catheters and central venous catheters. International sales increased by 3.3% to $88.1 million in the first half of fiscal 2006 from $85.3 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and intra-aortic balloon pumps, offset in part by the effect of foreign currency exchange rates, as noted above. International sales represented 38.3% of net sales in the first half of fiscal 2006 compared to 38.4% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, decreased to 37% of total Company sales in the first half of fiscal 2006 from 38% in the comparable prior year period. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 66% in the first half of fiscal 2006 from 64% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 9% of total Company sales in the first half of fiscal 2006 from 8% in the comparable prior year period. The safety device procedure kit conversion percentages for the U.S. market in the first half of fiscal 2006 increased to 19% from 16% in the comparable prior year period.

GROSS PROFIT.
Gross profit increased by 5.4% to $112.9 million in the six months ended February 28, 2006 from $107.1 million in the same period of fiscal 2005. As a percentage of net sales, gross profit increased to 49.1% during the six months ended February 28, 2006 from 48.3% in the comparable prior year period. The increase in gross margin was due primarily to (1) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart LVAS as a consequence of the Board of Directors' decision in April 2005 to discontinue the development, sales and marketing


                                      (26)

                            ARROW INTERNATIONAL, INC.


programs related to the LionHeart; (2) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program; and (3) lower margins realized in the first half of fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities". Gross margin in the first half of fiscal 2005 would have been 3.6 percentage points higher but for the aggregate impact of these fiscal 2005 items. Also contributing to the increase in gross margin was unfavorable inventory adjustments in the first six months of fiscal 2005 resulting from the scrapping of returned goods and cycle counting of finished goods inventory quantities in the Company's U.S. distribution center. This increase was offset in part by higher manufacturing costs recognized in the first half of fiscal 2006 associated with short-term inefficiencies, the training of new employees in connection with the Company's manufacturing capital investment program and, as noted above, by the effect of foreign currency exchange rates.

RESEARCH AND DEVELOPMENT.
Research and development expenses decreased by 10.0% to $13.5 million in the six months ended February 28, 2006 from $15.0 million in the comparable prior year period. This decrease was due primarily to there being no research and development spending in the first half of fiscal 2006 on the Company's LionHeart LVAS as a result of its Board of Directors' decision to discontinue the development, sales and marketing programs related to its LionHeart program during the third quarter of fiscal 2005, whereas there was $4.2 million of LionHeart-related spending in the first half of fiscal 2005. Offsetting this decrease in part was an increase in compliance-related consulting fees related to the NEOCare product line. As a percentage of net sales, these expenses were 5.9% in the first half of fiscal 2006 compared to 6.8% in the same period of fiscal 2005, but were 4.9% in the first half of fiscal 2005 excluding the LionHeart-related spending.

AUTOCAT(R)2 WAVE. The Company continues to market and make improvements to its AutoCAT(R)2 WAVETM intra-aortic balloon pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats. This product continues to generate interest, resulting in increased customer feedback providing the Company with valuable information for making additional product enhancements. This customer feedback has enabled the Company to upgrade the software for this product and implement related hardware changes, which it believes have increased the overall competitiveness of the device. In the first quarter of fiscal 2006, the Company released a new upgrade of the software for this product, which it anticipates will result in increased customer demand for the device. Development of the AutoCAT(R)2 WAVETM is an ongoing process, with product improvements constantly being made and introduced as the underlying technology advances and the Company learns more about customer requirements. The number of AutoCAT(R)2 WAVETM Pump Console and LightWaveTM units in use by customers continues to increase, both in the U.S. and internationally, and the Company expects to introduce this new product in Japan during the third quarter of fiscal year 2006.

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

CORAIDE(TM) LVAS. During the second quarter of fiscal 2006, the Company continued its previously reported European clinical trials of the CorAide(TM)LVAS. The clinical trial results to date have been encouraging, showing that the CorAide is operating as expected. Since the resumption of the European clinical trials in February 2005 through the latest implant of the device in February 2006, there have been no issues with hemolysis, thrombosis or with the performance of the device itself. In addition, the device has provided patients with a much improved quality of life, in many cases allowing them to live at home. The Company recognizes that while the clinical investigators are pleased with the performance of the device, these results are relatively preliminary and the number of patients is small, making it too early in the trial process to draw definitive conclusions regarding the long-term viability of the device. The Company plans to continue these clinical trials throughout the remainder of fiscal year 2006.

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

HEMOSONIC(TM). During the second quarter of fiscal 2006, the Company continued to support its Hemsonic(TM) cardiac output monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company is continuing its development of a second generation version of the device that will have a more extensive feature set, which the Company believes will be more user-friendly and better able to meet the needs of a broader range of clinicians. The Company expects to initiate market testing of its product improvements during the 2007 fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE.
Selling, general and administrative expenses increased by 0.3% to $64.5 million during the six months ended February 28, 2006 from $64.3 million in the comparable prior year period and, as a percentage of net sales, decreased to 28.0% in the first half of fiscal 2006 from 29.0% in the comparable period of fiscal 2005. These expenses were impacted in the first half of fiscal 2005 by $5.0 million of costs related to the Company's voluntary early retirement program and, in the first half of fiscal 2006, by incremental expenses of $1.4 million for the cost of equity-based compensation incurred as a result of the Company's adoption of SFAS No. 123R in September 2005. In addition, there were the following additional expenses in the first half of fiscal 2006 as compared to the same prior year period: (1) incremental expenses related to the continuation of various Company-wide programs, including $0.6 million in connection


                                      (27)

                            ARROW INTERNATIONAL, INC.


with the Company's corporate brand re-positioning program, $0.5 million incurred as a result of the Company's previously reported Project Operational Excellence program, $0.4 million for audit fees and $0.3 million related to the Company's review of its internal control over financial reporting in compliance with
Section 404 of the Sarbanes-Oxley Act of 2002; (2) $0.9 million related to the Company's officers' life insurance policies; (3) $0.7 million in connection with the Company's annual sales team incentive award; (4) $0.6 million related to consulting fees for various information technology infrastructure enhancements;
(5) $0.6 million in legal costs associated with the Company's various ongoing patent infringement lawsuits; and (6) $0.4 million related to the timing of the recognition of expenses for the Company's annual global sales team meeting in fiscal 2006 versus fiscal 2005. These increases were offset in part by decreased expenses of (1) $0.9 million related to the Company's pension and post-retirement welfare plans based on adjusting certain estimated data received in the second quarter of each fiscal year, and (2) $0.7 million due to reduced bonuses payable under the Company's income growth bonus plan for its executive officers and key management employees.

RESTRUCTURING CHARGES.
The Company recorded $0.3 million of restructuring income in the first half of fiscal 2006 compared to $1.3 million of expense ($0.9 million after tax, or $0.02 diluted earnings per share) in the first half of fiscal 2005. The restructuring income recorded in the first half of fiscal 2006 related primarily to a pre-tax gain of $0.3 million from the sale of the Company's San Antonio, Texas facility and certain related equipment. The restructuring expenses recorded in the first half of fiscal 2005 related primarily to accrued severance payments associated with the Company's consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources - Investing Activities - Multi- Year Capital Investment Plan."

OPERATING INCOME.
Principally due to the above factors, operating income increased in the first half of fiscal 2006 by 10.8% to $35.2 million from $26.5 million in the comparable prior year period.

OTHER EXPENSES (INCOME), NET.
Other expenses (income), net, was $1.0 million of income in the first half of fiscal 2006 as compared to $0.5 million of income in the same prior year period due primarily to the Company's having earned a higher amount of interest in the first half of fiscal 2006 on its investments of cash balances. Other expenses (income), net, consist principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
As a result of the factors discussed above, income before income taxes increased during the first half of fiscal 2006 by 34.1% to $36.2 million from $27.0 million in the comparable prior year period. For the first six months ended February 28, 2006, the Company's effective income tax rate increased to 32.5% from 30.9% in the comparable prior year period due to a lower effective tax rate for the first half of fiscal 2005 attributable to more favorable than expected fiscal year 2004 research and development tax credits resulting form the completion of the Company's analysis of these credits during the second quarter of fiscal 2005.

NET INCOME.
Net income in the first half of fiscal 2006 increased by 31.7% to $24.5 million from $18.6 million in the comparable fiscal 2005 period. As a percentage of net sales, net income represented 10.6% in the six months ended February 28, 2006 compared to 8.4% in the same period of fiscal 2005.

PER SHARE INFORMATION.
Basic earnings per common share were $0.55 in the six months ended February 28, 2006, up 31.0%, or $0.13 per share, from $0.42 in the comparable prior year period. Diluted earnings per common share were $0.54 in the six months ended February 28, 2006, up 28.6%, or $0.12 per share, from $0.42 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,687,708 in the first half of fiscal 2006 from 44,023,659 in the comparable prior year period primarily as a result of additional stock option exercises since February 28, 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,221,520 in first half of fiscal 2006 from 44,766,807 in the comparable prior year period also primarily as a result of the additional stock option exercises since February 28, 2005.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES.
CASH FROM OPERATIONS. Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statements of cash flows included in Item 1 of this report. For the six months ended February 28, 2006, net cash provided by operations was $18.5 million, a decrease of $10.5 million from the comparable prior year period, due primarily to changes in certain working capital and other accounts, including accrued liabilities, accrued post-retirement benefit and pension obligation, deferred income taxes, and inventories, all as described below, offset in part by increases in net income, as described above under "Six Months Ended February 28, 2006 compared to Six Months Ended February 28, 2005", and prepaid expenses and other.

ACCRUED LIABILITIES. Accrued liabilities decreased $4.1 million in the first six months of fiscal 2006 compared to a $1.7 million decrease in the same period of fiscal 2005 due primarily to the payment of (1) $2.0 million in November 2005 related to the settlement of a claim for indemnification related to a divested business and (2) professional service fees accrued at August 31, 2005 associated with the Company's review of its internal controls over financial reporting in compliance with Section 404 of the Sarbanes Oxley Act of 2002.


                                      (28)

                            ARROW INTERNATIONAL, INC.


ACCRUED POST-RETIREMENT AND PENSION BENEFIT OBLIGATION. Accrued post-retirement benefit and pension obligation decreased $2.8 million in the first half of fiscal 2006 compared to a $2.1 million increase in the first half of fiscal 2005 primarily as a result of payments in the first quarter of fiscal 2006 required to fund the Company's post-retirement and pension benefit plans.

INCOME TAXES. Accrued income taxes increased $0.7 million in the first half of fiscal 2006 compared to a $0.5 million decrease in the same period of fiscal 2005 and the Company's net deferred income tax asset increased $0.4 million in the six months ended February 28, 2006 compared to a $4.1 million decrease in the same period of fiscal 2005, due primarily to a change in classification between accrued income tax and deferred income tax in the first half of fiscal 2005 for a depreciation deduction that was not originally anticipated in the Company's fiscal year 2004 U.S. federal tax filing.

INVENTORIES. Inventories increased $7.2 million in the first half of fiscal 2006 compared to a $6.5 million increase in the same period of fiscal 2005. The increase in fiscal 2006 is primarily due to an increase in finished goods as a result of increased output from the Company's U.S. and Czech manufacturing facilities attributable to improvements in production technology implemented as part of the Company's manufacturing capital investment program, and the continuation of the Company's initiative to produce and maintain sufficient levels of inventory required to meet customer demand. The Company expects these increases in manufacturing output to continue as its new Chihuahua, Mexico manufacturing facility, which began production of multi-lumen central venous catheters in the second quarter of fiscal 2006, gradually reaches full production capacity throughout the remainder of calendar 2006. The increase in fiscal 2005 was primarily due to inventory acquired in connection with the Company's acquisition of AB Medica during the first quarter of fiscal 2005, as further discussed below.

PREPAID EXPENSES AND OTHER. Prepaid expenses and other increased $5.7 million in the six months ended February 28, 2006 compared to a $10.7 million increase in the same period of fiscal 2005, due primarily to a $6.3 million increase in fiscal 2005 related to a change in the current U.S. federal income tax balance resulting from an unanticipated depreciation adjustment, as described above.

ACCOUNTS RECEIVABLE. Accounts receivable, measured in days sales outstanding during the period, decreased to 72 days at February 28, 2006, from 73 days at August 31, 2005, respectively.

As of February 28, 2006, the Company had an accounts receivable balance from its Italian customers of $9.8 million, of which approximately 75% is related to Italian Government-backed hospital customers. The Company increased its direct sales in this region following its acquisition of AB Medica In September 2004. As of February 28, 2006, the days sales outstanding was currently 287 days, which is significantly higher than that of the Company's overall February 28, 2006 average customer days sales outstanding of 72 days. However, according to information provided by Italy's National Health Service as of March 19, 2005, which represents the most recent data the Company has been able to obtain, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 330 days, which represents little change from the range of 285 to 318 days in 1990. The Company's payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has impacted the Company's overall days sales outstanding. The Italian Government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of February 28, 2006, the Company had recorded an allowance of $0.1 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.

The Company currently evaluates all of its trade receivables on a regular basis, including those with its Italian customers, to ensure that each receivable is recorded at net realizable value.

EARLY RETIREMENT PROGRAM. As previously reported, on October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20,000, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have their stock options issued under the Company's stock incentive plans, which were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

During the second quarter of fiscal 2005, the Company recorded $6.8 million in total costs with respect to this program, of which $1.9 million was recorded to cost of sales and $4.9 million to selling, general and administrative expenses. Of the $6.8 million in total costs, $2.7 million was related to pension and other post-retirement benefits, and $3.0 million was a cash charge related to severance and related costs. The remaining $1.1 million was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected to participate in this program, including, as previously reported, the Company's former President and Chief Operating Officer and its Executive Vice President - Global Business Development.


                                      (29)

                            ARROW INTERNATIONAL, INC.


INVESTING ACTIVITIES.
Net cash used in the Company's investing activities decreased to $17.7 million in the six months ended February 28, 2006 from $25.6 million in the comparable period of fiscal 2005, due primarily to the Company's acquisition, as further discussed below, of AB Medica in the first half of fiscal 2005, and costs incurred in the first half of fiscal 2005 to expand the Company's finished goods warehouse and distribution center in Asheboro, North Carolina offset in part by the investment of its cash in short-term marketable securities during the first half of fiscal 2006.

ACQUISITION OF AB MEDICA. On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $9.1 million, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of February 28, 2006, pursuant to the asset purchase agreement, the Company has paid $8.9 million in cash and recorded a current liability of $0.2 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company in connection therewith. Intangible assets acquired of $5.9 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit form the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge to cost of goods sold, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

        (in millions)
        Inventories                                $       3.2
        Intangible assets                                  5.9
                                                   -----------
           Total purchase price                    $       9.1
                                                   ===========

MULTI-YEAR CAPITAL INVESTMENT PLAN. As previously reported, in April 2004 the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan is being initiated to support projections for future growth and to integrate operations acquired in recent years. The first phase of this effort includes the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005 and is ongoing. During the second quarter of fiscal 2006, production of multi-lumen central venous catheters began at the new Chihuahua facility and the Company currently anticipates that construction of its new Zdar facility will be completed by the end of fiscal 2006. The Company currently estimates the total cost of this capacity increase to be between $22.0 million and $28.0 million over a three-year period, subject to variations in foreign exchange rates during this period. In addition, the Company also anticipates spending between $13.0 million and $17.0 million over the same three-year period for equipment related to this expansion of its manufacturing capacity, which is also subject to fluctuations in foreign exchange rates. As of February 28, 2006, the Company had spent $21.0 million in connection with this capital investment program.

As part of its plans to rationalize its operations in the United States, in August 2004 the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. To date, the Company has accrued costs of $0.7 million in connection with this restructuring, consisting primarily of severance payments. Severance payments relate to 53 employees primarily in manufacturing at both facilities. All remaining restructuring costs are expected to be paid during the remainder of fiscal 2006. Additionally, on December 2, 2005, the Company sold its San Antonio, Texas facility and certain related equipment and, as a result, recognized a pre-tax gain of $0.3 million in other income in the second quarter of fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued its rationalization plan in the second quarter of fiscal 2006 and estimates it will incur a total of $1.7 million related to this plan. As of February 28, 2006, the Company had accrued costs of $1.2 million related to this re-location, of which $0.8 million had been paid.

PROJECT OPERATIONAL EXCELLENCE. During the second quarter of fiscal 2006, the Company continued to take additional steps in implementing its Project Operational Excellence program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed above under "Multi-Year Capital Investment Plan," restructuring the Company's manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company's production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and establish process excellence.

In connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance, it has incurred $0.6 million of outside consulting costs in the first six months of fiscal 2006 and anticipates spending an additional $1.0 million during the remainder of fiscal 2006. The Company incurred $3.5 million of costs related to this program in fiscal 2005.


                                      (30)

                            ARROW INTERNATIONAL, INC.


FINANCING ACTIVITIES.
Financing activities used $3.2 million of net cash in the six months ended February 28, 2006 compared to providing $3.8 million in the same prior year period, primarily as a result of an increase in dividend payments following the Company's increase in the amount of its quarterly dividend in the second quarter of fiscal 2005 and a decrease in proceeds from stock option exercises, offset in part by the Company's increased borrowing under its revolving credit facilities.

CREDIT FACILITIES.
To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At February 28, 2006, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $27.9 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At February 28, 2006, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $31.9 million, of which $4.7 million was outstanding as of February 28, 2006.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $5.7 million and $3.0 million during the six months ended February 28, 2006 and February 28, 2005, respectively.

CONTRACTUAL OBLIGATIONS.
A summary of all of the Company's contractual obligations and commercial commitments as of February 28, 2006 were as follows:

                                                                           PAYMENTS DUE OR COMMITMENT
                                                                              EXPIRATION BY PERIOD
                                                     ------------------------------------------------------------------------
           CONTRACTUAL OBLIGATIONS AND
              COMMERCIAL COMMITMENTS                                 LESS THAN         1 - 3         3 - 5         MORE THAN
                  (IN MILLIONS)                         TOTAL          1 YEAR          YEARS         YEARS          5 YEARS
--------------------------------------------------   -----------    -------------    ----------    -----------    -----------
Current maturities of long-term debt                 $      1.0     $        1.0     $       -     $        -     $        -
Operating leases                                            9.6              3.2           4.0            1.9            0.5
Purchase obligations (1)                                   33.2             33.2             -              -              -
Other long-term obligations                                 0.5              0.1           0.1            0.1            0.2
Lines of credit (2)                                        32.6             32.6             -              -              -
Standby letters of credit                                   2.3              2.3             -              -              -
                                                     -----------    -------------    ----------    -----------    -----------

Total cash contractual obligations and
  commercial commitments                             $     79.2     $       72.4     $     4.1     $      2.0     $      0.7
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


                                      (31)

                            ARROW INTERNATIONAL, INC.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has disclosed in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 31, 2005 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than the Company's compliance with the new accounting requirements of SFAS No. 123R, as described below under "- New Accounting Standards," there have been no material changes to the critical accounting policies previously identified and described in the Company's 2005 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

The FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123 and 95", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. In addition, the SEC issued SAB No. 107 "Share Based Payment" in March 2005, which provides supplemental SFAS No. 123R guidance based on the views of the SEC. The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement resulted in a charge of $1.8 million in the first half of fiscal 2006 to income from continuing operations and income before income taxes, of which $0.2 million was recorded to cost of sales, $0.2 million to research and development, and $1.4 million to selling, general and administrative expenses. These charges impacted net income by $1.5 million, or $0.03 basic and diluted earnings per share, in the first half of fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because the Company cannot recognize the tax benefit on future disqualifying dispositions of incentive stock options until such time as these dispositions occur.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934 (the "Exchange Act"). Such statements may use words such as "anticipate," "estimate," "expect," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in its filings with the Securities and Exchange Commission (the "SEC"). Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - "Certain Risks Relating to Arrow" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005 and in its other filings with the SEC, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology, and the need for litigation to enforce or defend these rights; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks relating to interruptions in the supply of or increases in the price of essential raw materials or components; (8) risks associated


                                      (32)

                            ARROW INTERNATIONAL, INC.


with the Company's use of derivative financial instruments; and (9) dependence on the continued service of key members of the Company's management.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments:

During the six month periods ended February 28, 2006 and 2005, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 26.3% and 26.8%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of February 28, 2006, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $14.6 million matured at various dates through September 2006. As of February 28, 2006, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to its ongoing credit review procedures.

At February 28, 2006, the Company had foreign currency forward contracts to sell foreign currencies which matured at various dates through April 2006. The following table identifies foreign currency forward contracts to sell foreign currencies at February 28, 2006 and August 31, 2005:

                                                          February 28, 2006                         August 31, 2005
                                                    Notional          Fair Market            Notional           Fair Market
                                                    Amounts              Value                Amounts              Value
                                                ---------------    -------------------    ----------------   ------------------
  Foreign currency: (U.S. Dollar Equivalents)
  Japanese yen                                  $         1,721    $             1,731    $            672   $              680
  Canadian dollar                                           958                    969                 584                  590
  Euro                                                    1,073                  1,074              11,322               11,424
  Mexican peso                                                -                      -                 905                  912
  African rand                                              495                    486                 444                  470
                                                ---------------    -------------------    ----------------   ------------------
                                                $         4,247    $             4,260    $         13,927   $           14,076
                                                ===============    ===================    ================   ==================

At February 28, 2006, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through September 2006. The following table identifies forward exchange contracts to buy foreign currencies at February 28, 2006 and August 31, 2005:


                                      (33)

                            ARROW INTERNATIONAL, INC.

                                                          February 28, 2006                         August 31, 2005
                                                    Notional          Fair Market            Notional           Fair Market
                                                    Amounts              Value                Amounts              Value
                                                ---------------    -------------------    ----------------   ------------------
  Foreign currency: (U.S. Dollar Equivalents)
  Czech koruna                                  $        10,249    $            10,373    $          2,666   $            2,727

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. During the three and six months ended February 28, 2006 and 2005, the Company did not recognize any time value or intrinsic value losses against cost of sales. At February 28, 2005, the Company had an unrealized holding loss of less than $0.1 million related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at February 28, 2006 and August 31, 2005.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 28, 2006. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Company held its annual meeting of shareholders on January 18, 2006.

(c) At the annual meeting, the following matters were voted upon: (1) the approval of amendments to the Company's Restated Articles of Incorporation and By-Laws to declassify the Company's Board of Directors and provide for the annual election of all the Company's directors; (2) the election of eleven directors (in connection with which (i) proxies were solicited pursuant to Regulation 14 under the Exchange Act, (ii) there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and
(iii) all such nominees were elected); (3) the adoption of the Company's 2006 Directors Stock Incentive Plan; and (4) the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's registered independent accounting firm for the current fiscal year ending August 31, 2006.

        With respect to the election of directors, votes were cast as follows:

                                                     CARL G. ANDERSON, JR.
           Votes for                                            42,549,051
           Withheld                                                576,852

                                                    JOHN H. BROADBENT, JR.
           Votes for                                            40,621,972
           Withheld                                              2,503,951

                                                         GEORGE W. EBRIGHT
           Votes for                                            42,617,952
           Withheld                                                507,951

                                                            JOHN E. GURSKI
           Votes for                                            41,762,354
           Withheld                                              1,363,549


                                      (34)

                            ARROW INTERNATIONAL, INC.


                                                        T. JEROME HOLLERAN
           Votes for                                            41,837,273
           Withheld                                              1,288,630

                                                         R. JAMES MACALEER
           Votes for                                            41,736,219
           Withheld                                              1,389,684

                                                        MARLIN MILLER, JR.
           Votes for                                            32,968,552
           Withheld                                             10,157,351

                                                              RAYMOND NEAG
           Votes for                                            40,894,842
           Withheld                                              2,231,061

                                                          RICHARD T. NINER
           Votes for                                            42,570,502
           Withheld                                                555,401

                                                              ANNA M. SEAL
           Votes for                                            42,652,657
           Withheld                                                473,246

                                                          ALAN M. SEBULSKY
           Votes for                                            42,149,542
           Withheld                                                976,361


With respect to the other matters, votes were cast as follows:

                                              Approval of Amendments to the
                                                Company's Restated Articles
                                               OF INCORPORATION AND BY-LAWS
            Votes For                                            43,066,206
            Votes Against                                            43,152
            Abstentions                                              16,545

                                                           Adoption of 2006
                                             DIRECTORS STOCK INCENTIVE PLAN
            Votes For                                            27,942,409
            Votes Against                                        13,282,679
            Abstentions                                             188,843
            Non-Votes                                             1,711,972

                                             Ratification of Appointment of
                                                     Registered Independent
                                                     PUBLIC ACCOUNTING FIRM
            Votes For                                            42,992,252
            Votes Against                                           129,024
            Abstentions                                               4,627


Item 6.  Exhibits

        (a) Exhibits

            See Exhibit Index on page 37 for a list of the Exhibits filed as part of this report.


                                      (35)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ARROW INTERNATIONAL, INC.




Date: April 10, 2006                    By:  /s/ Frederick J. Hirt
                                             -----------------------------------
                                             Frederick J. Hirt
                                             Chief Financial Officer and
                                             Senior Vice President of Finance
                                             (Principal Financial Officer and
                                             Chief Accounting Officer)




                                      (36)

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION
NUMBER         OF EXHIBIT                                     METHOD OF FILING
------         ----------                                     ----------------


31.1           Rule 13a-14(a)/15d-14(a) Certification of     Furnished herewith
               the Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of     Furnished herewith
               the Chief Financial Officer

32.1           Section 1350 Certification of the Chief       Furnished herewith
               Executive Officer

32.2           Section 1350 Certification of the Chief       Furnished herewith
               Financial Officer




                                      (37)