Form 10-Q
period 2006-05-31
ARROW INTERNATIONAL INC
filed 2006-07-10
CIK 886046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2006

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

Large Accelerated Filer  X   Accelerated Filer       Non-Accelerated Filer
                        ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No X
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                          Shares Outstanding At July 3, 2006
             -----                          ----------------------------------

Common Stock, No Par Value                              44,857,048

                            ARROW INTERNATIONAL, INC.

                                 Form 10-Q Index


                                                                                                      Page
                                                                                                      ----
PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements (Unaudited)

                         Consolidated Balance Sheets at May 31, 2006
                         and August 31, 2005                                                           3-4

                         Consolidated Statements of Income                                             5-6

                         Consolidated Statements of Cash Flows                                         7-8

                         Consolidated Statements of Comprehensive
                         Income                                                                          9

                         Notes to Consolidated Financial Statements                                  10-22

              Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                         23-34

              Item 3.    Quantitative and Qualitative Disclosures About
                         Market Risk                                                                 35-36

              Item 4.    Controls and Procedures                                                        36


PART II.      OTHER INFORMATION

              Item 6.    Exhibits                                                                       36

Signature                                                                                               37

Exhibit Index                                                                                           38

Certifications                                                                                       39-42

                                                      (2)

PART I                 FINANCIAL INFORMATION

Item 1. Financial Statements

                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                                           May 31,    August 31,
                                                            2006         2005
                                                         ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                           $ 130,798    $ 119,326
     Marketable securities                                   2,500            -
     Accounts receivable, net                               91,827       91,029
     Inventories                                           101,833       95,356
     Prepaid expenses and other                             11,826        8,410
     Deferred income taxes                                  12,659       16,338
                                                         ---------    ---------
     Total current assets                                  351,443      330,459
                                                         ---------    ---------


Property, plant and equipment                              353,413      321,603
Less accumulated depreciation                             (185,369)    (170,895)
Property, plant and equipment held for sale, net                 -        1,499
                                                         ---------    ---------
                                                           168,044      152,207
                                                         ---------    ---------

Goodwill                                                    42,823       42,772
Intangible assets, net                                      48,401       43,674
Other assets                                                 9,929       10,372
Prepaid pension costs                                       23,287       21,006
     Total other assets                                    124,440      117,824
                                                         ---------    ---------

     Total assets                                        $ 643,927    $ 600,490
                                                         =========    =========



           See accompanying notes to consolidated financial statements

                                    Continued

                                      (3)

                            ARROW INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)
                                   (Unaudited)


                                                          May 31,     August 31,
                                                           2006         2005
                                                         ---------    ---------

LIABILITIES

Current liabilities:
      Current maturities of long-term debt               $   1,001    $   1,054
      Lines of credit                                       51,267       26,891
      Accounts payable                                      19,922       17,391
      Cash overdrafts                                          911          400
      Accrued liabilities                                   18,522       24,571
      Accrued dividends                                      7,623        6,693
      Accrued compensation                                  13,600       12,908
      Accrued income taxes                                     401        1,945
                                                         ---------    ---------
      Total current liabilities                            113,247       91,853

Long-term debt                                                   -            -

Accrued postretirement and pension benefit obligations      18,284       20,557

Deferred income taxes                                        6,330        9,573

Commitments and contingencies


SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                  -            -
Common stock, no par value;
    100,000,000 shares authorized;
    52,957,626 shares issued                                45,661       45,661

Additional paid-in capital                                  34,061       27,404

Retained earnings                                          475,607      459,181

      Less treasury stock at cost:
          8,112,929 and 8,339,767 shares,
          respectively                                     (53,339)     (54,728)

Accumulated other comprehensive
    income                                                   4,076          989
                                                         ---------    ---------
      Total shareholders' equity                           506,066      478,507
                                                         ---------    ---------
      Total liabilities and
         shareholders' equity                            $ 643,927    $ 600,490
                                                         =========    =========



           See accompanying notes to consolidated financial statements


                                      (4)

                            ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                     For the three months ended
                                                   -----------------------------
                                                      May 31,        May 31,
                                                       2006           2005
                                                   ------------    ------------

Net sales                                          $    122,257    $    118,070
Cost of goods sold                                       63,023          57,416
                                                   ------------    ------------
     Gross profit                                        59,234          60,654
                                                   ------------    ------------

Operating expenses:
     Research and development                             7,199           6,623
     Selling, general and administrative                 32,602          29,856
     Restructuring charge                                   130             450
                                                   ------------    ------------

                                                         39,931          36,929
                                                   ------------    ------------

     Operating income                                    19,303          23,725
                                                   ------------    ------------

Other (income) expenses:
     Interest expense, net of amount capitalized            216             151
     Interest income                                     (1,128)           (424)
     Other, net                                            (219)            540
                                                   ------------    ------------
     Other (income) expenses, net                        (1,131)            267
                                                   ------------    ------------

Income before income taxes                               20,434          23,458
Provision for income taxes                                6,535           7,624
                                                   ------------    ------------

        Net income                                 $     13,899    $     15,834
                                                   ============    ============


Basic earnings per common share                    $       0.31    $       0.36
                                                   ============    ============

Diluted earnings per common share                  $       0.31    $       0.35
                                                   ============    ============

Cash dividends per common share                    $       0.17    $       0.15
                                                   ============    ============

Weighted average shares outstanding
    used in computing basic earnings
      per common share                               44,810,327      44,547,625
                                                   ============    ============

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                               45,281,425      45,277,233
                                                   ============    ============

           See accompanying notes to consolidated financial statements


                                      (5)

                            ARROW INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                   For the nine months ended
                                                   ----------------------------
                                                     May 31,          May 31,
                                                      2006             2005
                                                   ------------    ------------

Net sales                                          $    352,405    $    340,004
Cost of goods sold                                      180,225         172,227
                                                   ------------    ------------
     Gross profit                                       172,180         167,777
                                                   ------------    ------------

Operating expenses:
     Research and development                            20,708          21,668
     Selling, general and administrative                 97,081          94,123
     Restructuring charge                                  (126)          1,771
                                                   ------------    ------------

                                                        117,663         117,562
                                                   ------------    ------------

     Operating income                                    54,517          50,215
                                                   ------------    ------------

Other (income) expenses:
     Interest expense, net of amount capitalized            585             459
     Interest income                                     (2,644)           (929)
     Other, net                                            (101)            266
                                                   ------------    ------------

     Other (income) expenses, net                        (2,160)           (204)
                                                   ------------    ------------

Income before income taxes                               56,677          50,419
Provision for income taxes                               18,314          15,948
                                                   ------------    ------------

        Net income                                 $     38,363    $     34,471
                                                   ============    ============

Basic earnings per common share                    $       0.86    $       0.78
                                                   ============    ============

Diluted earnings per common share                  $       0.85    $       0.77
                                                   ============    ============

Cash dividends per common share                    $       0.49    $       0.39
                                                   ============    ============

Weighted average shares outstanding
    used in computing basic earnings
      per common share                               44,729,030      44,200,234
                                                   ============    ============

Weighted average shares outstanding
    used in computing diluted earnings
      per common share                               45,241,937      44,939,308
                                                   ============    ============


           See accompanying notes to consolidated financial statements


                                      (6)


                                         ARROW INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                (unaudited)

                                                                                 For the nine months ended
                                                                                 -------------------------
                                                                                  May 31,         May 31,
                                                                                   2006            2005
                                                                                 ---------      ---------
Cash flows from operating activities:
      Net income                                                                 $  38,363      $  34,471
Adjustments to reconcile net income to net cash provided by
   operating activities:
      Depreciation                                                                  15,310         14,855
      Amortization                                                                   4,525          4,161
      LionHeart(TM) charge                                                               -          4,903
      Early retirement plan stock option charge                                          -          1,142
      401(k) plan stock contribution                                                   698            664
      Deferred income taxes                                                            392          6,675
      Loss on sale of property, plant and equipment                                    266            319
      Excess tax benefit from exercise of stock options                               (632)         3,814
      Stock compensation charge                                                      2,853              -
Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable, net                                                       1,464         (3,704)
      Inventories                                                                   (3,136)        (3,277)
      Prepaid expenses and other                                                    (3,335)        (4,078)
      Accounts payable and accrued liabilities                                      (5,552)         1,710
      Accrued compensation                                                             568         (1,747)
      Accrued income taxes                                                            (901)       (4,196)
      (Decrease) increase in provision for postretirement and pension
      benefit obligation                                                            (2,271)         2,011
      (Increase) decrease in prepaid pension costs                                  (2,281)        (2,980)
                                                                                 ---------      ---------
      Total adjustments                                                              7,968         20,272
                                                                                 ---------      ---------
           Net cash provided by operating activities                                46,331         54,743

Cash flows from investing activities:
      Capital expenditures                                                         (30,784)       (26,810)
      Purchases of marketable securities                                            (9,140)             -
      Sales of marketable securities                                                 6,640              -
      Proceeds from sale of property, plant and equipment                            1,880             19
      (Increase) decrease in intangible and other assets                               (47)        (1,242)
      Cash paid for businesses acquired                                             (9,531)        (7,148)
                                                                                 ---------      ---------
           Net cash used in investing activities                                   (40,982)       (35,181)

Cash flows from financing activities:
      Increase (decrease) in notes payable                                          21,348           (611)
      Principal payments of long-term debt                                               -          (1,925)
      Reduction of current maturities of long-term debt                                (53)           (28)
      Increase (decrease) in book overdrafts                                           511           (357)
      Excess tax benefit from exercise of stock options                                632              -
      Dividends paid                                                               (21,007)       (14,568)
      Proceeds from stock options exercised                                          3,864         13,399
                                                                                 ---------      ---------
           Net cash provided by (used in) financing activities                       5,295         (4,090)

Effects of exchange rate changes on cash and cash equivalents                          828           (278)
Net change in cash and cash equivalents                                             11,472         15,194
Cash and cash equivalents at beginning of year                                     119,326         94,176
                                                                                 ---------      ---------
Cash and cash equivalents at end of period                                       $ 130,798      $ 109,370
                                                                                 =========      =========

           See accompanying notes to consolidated financial statements
                                    Continued


                                      (7)


                            ARROW INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (in thousands)
                                   (unaudited)


                                                                      For the nine months ended
                                                                      --------------------------
                                                                        May 31,         May 31,
                                                                         2006            2005
                                                                       --------        --------
Business acquisitions:

Estimated fair value of assets acquired                                $ 10,632        $  8,686
Accrual for additional payments owed                                      1,101           1,538
                                                                       --------        --------
Cash paid for assets                                                   $  9,531        $  7,148
                                                                       ========        ========

Cash paid for businesses acquired:
     Working capital                                                   $  1,875        $  3,222
     Intangible assets                                                    8,757           5,464
     Accrual for additional payments owned                               (1,101)         (1,538)
                                                                       --------        --------
                                                                          9,531        $  7,148
                                                                       ========        ========

Supplemental schedule of noncash investing and financing activities:
Dividends declared but not paid                                        $  7,623        $  6,686
                                                                       ========        ========

(Decrease) increase in property, plant and
equipment in accounts payable                                          $   (240)       $   (227)
                                                                       ========        ========


           See accompanying notes to consolidated financial statements



                                      (8)


                            ARROW INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                                          For the three months ended
                                                                   -----------------------------------------

                                                                         May 31,               May 31,
                                                                          2006                  2005
                                                                   -------------------    ------------------
Net income                                                         $           13,899     $          15,834
Other comprehensive income (expense):
     Foreign currency translation adjustments                                   3,236                (5,812)
     Unrealized holding gain on foreign currency option
                contracts                                                           -                    41
                                                                   ------------------     -----------------

Other comprehensive income (expense)                                            3,236                (5,771)
                                                                   ------------------     -----------------

        Total comprehensive income                                 $           17,135      $         10,063
                                                                   ==================      ================


                                                                           For the nine months ended
                                                                   -----------------------------------------

                                                                        May 31,                May 31,
                                                                          2006                  2005
                                                                   -------------------    ------------------
Net income                                                         $           38,363      $         34,471
Other comprehensive income (expense):
     Foreign currency translation adjustments                                   3,087                 1,293
     Unrealized holding gain on foreign currency option
        contracts                                                                 -                       -
                                                                   ------------------     -----------------
Other comprehensive income (expense)                                            3,087                 1,293
                                                                   ------------------     -----------------
        Total comprehensive income                                 $           41,450      $         35,764
                                                                   ==================      ================


           See accompanying notes to consolidated financial statements


                                      (9)

                            ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

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

Note 2 - Accounting Policies:

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of most forms of equity-based compensation granted to employees be recognized in a company's income statement and that such cost be measured at the fair value of the equity instruments granted. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees.

The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement has resulted in charges for the nine months ended May 31, 2006 of $2,853 to income from continuing operations and income before income taxes, of which $381 was recorded to cost of sales, $288 to research and development, and $2,184 to selling, general and administrative expenses. These charges impacted net income by $2,453, or $0.05 basic and diluted earnings per share, in the first nine months of fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because the Company cannot recognize the tax benefit on future disqualifying dispositions of incentive stock options until such time as these dispositions occur. Prior to September 1, 2005, the Company had applied the existing accounting rules under Accounting Principles Board
(APB) No. 25, as amended by SFAS No. 148, and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted subsequent to December 15, 1995 had been applied.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The transition method includes the long-form method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Had compensation expense for stock options granted in fiscal 2005 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the three and nine month periods ended May 31, 2005 would have been reduced to the pro forma amounts indicated in the table below:


                                      (10)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)



                                                                  For the three       For the nine
                                                                   months ended       months ended
                                                                   May 31, 2005       May 31, 2005
                                                                  --------------     --------------
Net income applicable to common shareholders
As reported                                                       $    15,834         $    34,471
Add: Stock-based employee compensation expense
   included in reported net income, net of related tax effects              -                 771

Deduct: Total stock-based employee compensation
   expense determined under fair value based method for all
   awards, net of related tax effects                                    (436)             (1,231)
                                                                  -----------        ------------
Pro forma                                                         $    15,398        $     34,011
                                                                  ===========        ============

Basic earnings per common share
As reported                                                       $      0.36        $       0.78
Pro forma                                                         $      0.35        $       0.77

Diluted earnings per common share
As reported                                                       $      0.35        $       0.77
Pro forma                                                         $      0.34        $       0.76

The pro forma effects are not representative of the effects on reported net income for future years, as most of the stock option awards granted by the Company vest in cumulative increments over a period of either four or five years. The information provided in the table above includes the impact of both vested and non-vested options.

The Company has adopted and its shareholders have approved four stock plans, the 1992 Stock Incentive Plan (the "1992 Plan"), which was adopted on April 1, 1992, the Directors' Stock Incentive Plan, as amended (the "Directors Plan"), which was approved by the Company's shareholders on January 17, 1996, with amendments thereto approved by the Company's shareholders on January 19, 2000, the 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by the Company's shareholders on June 19, 2000, with non-material amendments thereto approved by the Company's Board of Directors on October 27, 2004, and the 2006 Directors Stock Incentive Plan (the "2006 Directors Plan"), which was approved by the Company's shareholders on January 18, 2006. The 1992 Plan, which expired in accordance with its terms in 2002, and the 1999 Plan authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan, which had authorized the granting of a maximum of 300,000 non-qualified stock options, expired in accordance with its terms on January 17, 2006. The 2006 Directors Plan authorizes the granting of a maximum of 500,000 shares of the Company's common stock (subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar event) in the form of non-qualified stock options and /or restricted stock. Under the Directors Plan and the 2006 Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The 2006 Directors Plan provides for an initial grant of options to purchase 10,000 shares of common stock upon each eligible director's initial election or appointment to the Board of Directors and, thereafter, the grant of such number of additional options to purchase shares of common stock and/or shares of restricted stock, in each case as the Board of Directors in its discretion may determine, on the date of each annual meeting of shareholders of the Company.

During the nine months ended May 31, 2006 and May 31, 2005, the Company granted 1,073,500 and 165,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $29.41 to $29.94 for the options granted during the nine months ended May 31, 2006 and ranged from $29.08 to $30.60 for the options granted in the same period of fiscal 2005. These amounts represent the fair market value of the common stock of



                                      (11)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The options vest ratably over five years at one year intervals from the grant date.

During the nine months ended May 31, 2006, the Company granted 30,000 options pursuant to the 2006 Directors Plan and 10,000 options pursuant to the Directors Plan, and during the nine months ended May 31, 2005, granted 27,000 options pursuant to the Directors Plan, to its directors to purchase shares of the Company's common stock. The exercise price ranged from $30.92 to $30.97 for the options granted during the nine months ended May 31, 2006 and was $30.60 for the options granted in the same period of fiscal 2005. These amounts represent the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date.

Stock option activity for the three and nine month periods ended May 31, 2006 and 2005 is summarized in the tables below:

                                                       For the three months ended
                                ---------------------------------------------------------------------
                                    May 31, 2006                                 May 31, 2005
                                -----------------------                    --------------------------
                                               Weighted                                   Weighted
                                                Average    Aggregate                      Average
                                               Exercise    Intrinsic                      Exercise
                                 Shares         Price        Value           Shares        Price
                               ---------     ----------  -------------     ---------     ----------
Outstanding at March 1         3,290,096     $   25.02                     2,511,928     $   22.16
Granted                                -     $       -                             -     $       -
Exercised                        (65,915)    $   18.68                       (74,740)    $   18.48
Terminated                       (55,210)    $   29.06                       (24,144)    $   23.48
                               ---------                                   ---------

Outstanding at May 31          3,168,971     $   25.07   $    18,190       2,413,044     $   22.27
                               =========                                   =========

Exercisable at  May 31         1,382,401     $   21.23   $     6,777        1,153,966    $   19.59

The intrinsic value of the stock options exercised during the three months ended May 31, 2006 and 2005 was $337 and $385, respectively.


                                                       For the nine months ended
                                ---------------------------------------------------------------------
                                     May 31, 2006                                 May 31, 2005
                                -----------------------                    --------------------------
                                               Weighted                                   Weighted
                                                Average    Aggregate                      Average
                                               Exercise    Intrinsic                      Exercise
                                 Shares         Price        Value           Shares        Price
                               ---------     ----------  -------------     ---------     ----------
Outstanding at September 1     2,381,367     $   22.43                     3,084,152     $   20.49
Granted                        1,113,500     $   29.96                       192,000     $   30.48
Exercised                       (209,311)    $   19.18                      (776,574)    $   17.25
Terminated                      (116,585)    $   28.17                       (86,534)    $   22.27
                               ---------                                   ---------
Outstanding at May 31          3,168,971     $   25.07   $    18,190       2,413,044     $   22.27
                               =========                                   =========

Exercisable at  May 31         1,382,401     $   21.23   $     6,777        1,153,966    $   19.59

The intrinsic value of the stock options exercised during nine months ended May 31, 2006 and 2005 was $1,164 and $3,936, respectively.


                                      (12)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)


Stock options outstanding at May 31, 2006 are summarized in the table below:

                                            Weighted                                             Weighted
                                             Average          Weighted                           Average          Weighted
                                            Remaining          Average                          Remaining          Average
     Range of               Number         Contractual        Exercise           Number        Contractual        Exercise
  Exercise Prices         Outstanding         Life              Price          Exercisable         Life             Price
--------------------     -------------    --------------    -------------    --------------    -------------    --------------
  $12.56 - $17.50              232,630        2.84             $15.04                232,630       2.84             $15.04
  $17.51 - $21.47              692,403        5.29             $19.07                576,802       5.26             $19.08
  $21.48 - $26.42            1,001,438        7.31             $25.36                514,219       7.32             $25.39
  $26.43 - $30.92            1,195,500        9.29             $30.01                 56,750       8.57             $30.50
  $30.93 - $33.59               47,000        9.34             $31.81                  2,000       8.83             $33.59
                         -------------                                        --------------
                             3,168,971                                             1,382,401

A summary of the status of the Company's nonvested stock options as of May 31, 2006, and changes during the three and nine months ended May 31, 2006, are summarized below:

                                                              For the three months ended May 31, 2006
                                                          -------------------------------------------------
                                                                                       Weighted Average
                                                            Number of Shares          Option Grant Date
                                                           Underlying Options             Fair Value
                                                          ---------------------     -----------------------
Nonvested at March 1, 2006                                          1,862,615                 $6.39
Granted                                                                     -                 $   -
Vested                                                                (20,835)                $5.28
Terminated                                                            (55,210)                $6.95
                                                          -------------------
Nonvested at May 31, 2006                                           1,786,570                 $6.38

                                                               For the nine months ended May 31, 2006
                                                          -------------------------------------------------
                                                                                       Weighted Average
                                                            Number of Shares          Option Grant Date
                                                           Underlying Options             Fair Value
                                                          ---------------------     -----------------------
Nonvested at September 1, 2005                                      1,259,101                 $4.86
Granted                                                             1,113,500                 $7.43
Vested                                                               (472,766)                $4.76
Terminated                                                           (113,265)                $6.42
                                                          -------------------
Nonvested at May 31, 2006                                           1,786,570                 $6.38

As of May 31, 2006, there was $9,571 of total unrecognized cost related to nonvested share-based compensation arrangements granted under the Company's stock incentive plans. This cost is expected to be recognized over a weighted average period of six years. The total fair value of shares underlying stock options which vested during the three months ended May 31, 2006 and 2005 was $110 and $114, respectively. The total fair value of shares underlying stock options which vested during the nine months ended May 31, 2006 and 2005 was $2,250 and $2,993, respectively.

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


                                      (13)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

The per share weighted average value of stock options granted in the first nine months of fiscal 2006 and 2005 was $7.43 and $5.68, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

                                                                May 31,                    May 31,
                                                                  2006                       2005
                                                          ---------------------     -----------------------
Risk-free interest rate                                      3.71% - 4.30%                      2.90%
Dividend yield                                               2.07% - 2.13%                      1.68%
Volatility factor                                           23.14% - 23.77%                    22.75%
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

The following are the changes in the allowance for doubtful accounts for the three and nine months ended May 31, 2006 and 2005:


                                                               For the three months ended
                                                              ---------------------------
                                                               May 31,            May 31,
                                                                2006               2005
                                                               -------            -------
Balance at March 1                                             $ 2,051            $ 1,842
Net additions  (recoveries)                                        191                 90
Write-offs of previously reserved balances                         (14)                (2)
                                                               -------            -------
Balance at May 31                                              $ 2,228            $ 1,930
                                                               =======            =======

                                                               For the nine months ended
                                                              ---------------------------
                                                               May 31,            May 31,
                                                                2006               2005
                                                               -------            -------
Balance at September 1                                         $ 2,176            $ 2,198
Net additions  (recoveries)                                        234                561
Write-offs of previously reserved balances                        (182)              (829)
                                                               -------            -------
Balance at May 31                                              $ 2,228            $ 1,930
                                                               =======            =======


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



                                      (14)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

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

The FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of SFAS No. 151, effective September 1, 2005. The impact of this statement on the Company's financial statements was not material to its results of operations for the three and nine months ended May 31, 2006.

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

The Company is currently a plaintiff in a patent infringement lawsuit in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of two patents covering the PTD, is also a plaintiff, and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope Corp. infringes these two patents. A trial is anticipated during calendar year 2006, although the Company cannot currently predict the precise timing.

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


                                      (15)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)



Note 4 - Inventories:

Inventories are summarized as follows:

                                        May 31, 2006     August 31, 2005
                                        ------------     ---------------
Finished goods                           $   41,889          $   32,954
Semi-finished goods / Work-in-process        36,081              38,574
Raw materials                                23,863              23,828
                                         ----------          ----------
                                         $  101,833          $   95,356
                                         ==========          ==========

Note 5 - Segment Reporting:

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires the reporting of certain financial information for each operating segment. The Company has one operating segment as defined in this standard, based on the fact that its various business components do not possess the defined characteristics meeting the standard's definition of operating segments. For instance, the Company's current management structure is designed to operate the business as a whole, with no divisional responsibilities. In addition, over 90% of the Company's net sales are generated from catheter and catheter-related products. Therefore, the Company continues to operate as a single operating segment. The Company operates in three main geographic regions and information about its product and geographic areas is presented below.

The following table provides quarterly and year-to-date information about the Company's sales by product category:


                                  Quarter ended                         Quarter ended
                                   May 31, 2006                          May 31, 2005
                          -------------------------------     -----------------------------------
                             Critical          Cardiac          Critical            Cardiac
                               Care             Care              Care                Care
                          ---------------    ------------     --------------    -----------------
Sales to external
   customers                  $  104,200        $ 18,100          $  99,200           $   18,900

                                Nine months ended                     Nine months ended
                                   May 31, 2006                          May 31, 2005
                          -------------------------------     -----------------------------------
                             Critical          Cardiac          Critical            Cardiac
                               Care             Care              Care                Care
                          ---------------    ------------     --------------    -----------------
Sales to external
   customers                  $  300,500        $ 51,900          $ 288,400           $   51,600


The following tables present quarterly information about geographic areas:

                                                      Quarter ended
                                                       May 31, 2006
                          -----------------------------------------------------------------------
                                                                Asia and
                          United States        Europe        International        Consolidated
                          ---------------    ------------     --------------    -----------------
Sales to
  unaffiliated
  customers                   $   73,500        $ 24,600          $  24,200           $  122,300

                                                      Quarter ended
                                                       May 31, 2005
                          -----------------------------------------------------------------------
                                                                Asia and
                          United States        Europe        International        Consolidated
                          ---------------    ------------     --------------    -----------------
Sales to
  unaffiliated
  customers                   $   71,200        $ 24,100          $  22,800          $   118,100


                                      (16)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

The following tables present year-to-date information about geographic areas:

                                                    Nine months ended
                                                       May 31, 2006
                          -----------------------------------------------------------------------
                                                                Asia and
                          United States        Europe         International       Consolidated
                          ---------------    ------------     --------------    -----------------
Sales to
  unaffiliated
  customers                   $  215,500        $ 67,400          $  69,500          $   352,400


                                                    Nine months ended
                                                       May 31, 2005
                          -----------------------------------------------------------------------
                                                                Asia and
                          United States        Europe         International       Consolidated
                          ---------------    ------------     --------------    -----------------
Sales to
  unaffiliated
  customers                   $  207,800        $ 63,900          $  68,300          $   340,000


Note 6 - Business Acquisitions:

On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. (ABM), for a total purchase price of approximately $9,164, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of May 31, 2006, pursuant to the asset purchase agreement, the Company had paid $8,958 in cash and recorded a current liability of $206 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $5,943, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge to cost of goods sold, or $990 against net income, for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

     Inventories                                        $     3,221
     Intangible assets                                        5,943
                                                        -----------
        Total purchase price                            $     9,164
                                                        ===========

On April 3, 2006, the Company purchased certain assets of one of its distributors in the United Kingdom (UK) and Ireland, Kimal PLC ("Kimal"), for a total purchase price of approximately $10,632, subject to post-closing adjustments. Kimal had been one of the Company's flagship distributors in Europe for more than 27 years. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with Kimal's sale of the Company's products in the UK and Ireland. In the third quarter of fiscal 2006, the Company began selling directly in the UK through its subsidiary, Arrow International UK Limited, and selling in Ireland through a distributor previously utilized by Kimal. As of May 31, 2006, pursuant to the asset purchase agreement, the Company had paid $9,531 in cash and recorded a current liability of $1,101 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $8,757, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the third quarter of fiscal 2006 was a $996 charge to cost of goods sold, or $672 against net income, for the step-up of inventory purchased from Kimal. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

     Inventories                                        $     1,854
     Other current assets                                        21
     Intangible assets                                        8,757
                                                        -----------
        Total purchase price                            $    10,632
                                                        ===========

                                      (17)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

Pro forma amounts are not presented as the acquisitions described above did not have any material effect on the Company's results of operations or financial condition for any of the periods presented.

Note 7 - Warranty:

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of May 31, 2006 and May 31, 2005, the Company's total estimated product warranty obligation was $665 and $657, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in the warranty obligation for the three and nine months ended May 31, 2006 and May 31, 2005 is as follows:

                                 For the three months ended
                               -----------------------------
                               May 31,              May 31,
                                2006                 2005
                               -------              -------
Balance as of March 1          $   574              $   614
Additional warranties issued       404                  304
Expenditures/Expirations          (313)                (261)
                               -------              -------
Balance as of May 31           $   665              $   657
                               =======              =======

                                 For the ninw months ended
                               -----------------------------
                               May 31,              May 31,
                                2006                 2005
                               -------              -------

Balance as of September 1      $   660              $   740
Additional warranties issued       962                  802
Expenditures/Expirations          (957)                (885)
                               -------              -------
Balance as of May 31           $  665               $   657
                               =======              =======

Note 8 - Retirement Benefits:

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



                                      (18)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

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

During the first nine months of fiscal 2005, the Company recorded $1,918 related to pension and $814 related to other post-retirement benefits related to the early retirement program, which are not included in the net periodic benefit costs below. These charges to expense and credit to prepaid pension and accrued post-retirement benefit obligations resulted from the Company's waiver in connection with the early retirement program of the normal discount that customarily would have applied to a participant's benefits if the participant had otherwise elected to retire prior to his/her normal retirement date.

The following summarizes the components of the net periodic benefit costs for the three and nine months ended May 31, 2006 and 2005:

                                  Pension Benefits                 Other Benefits
                              --------------------------     ---------------------------
                              For the three months ended      For the three months ended
                              --------------------------      ---------------------------
                              May 31,         May 31,         May 31,           May 31,
                               2006            2005            2006              2005
                             -------          -------         -------           -------
Service cost                 $ 1,276          $ 1,016         $   151           $    92
Interest cost                  1,436            1,384             289               237
Expected return on plan
   assets                     (2,128)          (1,780)              -                 -
Amortization of prior
   service costs                 290              227             (2)               (3)
Amortization of transition
   obligation (asset)            (22)             (25)             13                12
Amortization of net
   actuarial (gain) loss         514              339             154                27
                             -------          -------         -------           -------
     Net periodic cost       $ 1,366          $ 1,161         $   605           $   365
                             =======          =======         =======           =======


                                      (19)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                  Pension Benefits                 Other Benefits
                              --------------------------     ---------------------------
                              For the nine months ended       For the nine  months ended
                              --------------------------      ---------------------------
                              May 31,         May 31,         May 31,           May 31,
                               2006            2005            2006              2005
                             -------          -------         -------           -------
Service cost                 $ 3,609          $ 3,566         $   450           $   291
Interest cost                  4,263            5,325             863               721
Expected return on plan
   assets                     (6,225)          (6,985)              -                -
Amortization of prior
   service costs                 859            1,154              (8)              (46)
Amortization of transition
   obligation (asset)            (70)            (130)             36                37
Amortization of net
   actuarial (gain) loss       1,659            1,189             473               105
Plan acquisition
   differential                    -                -               -               (14)
                             -------          -------         -------           -------
     Net periodic cost       $ 4,095          $ 4,119         $ 1,814           $ 1,094
                             =======          =======         =======           =======

Note 9 - Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps were part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. Severance payments related to 53 employees primarily in manufacturing at both facilities. Restructuring charges related to this manufacturing realignment are summarized in the table below:

                                                                     Actual Costs Expensed
                                                    --------------------------------------------------------
                                                                                                                     Costs
                                       Estimate                      For the        For the                        expensed
                                       of total                     six months       three                          but not
                                       expected        As of          ended         months                         yet paid
                                     restructuring   August 31,   February 28,    ended May 31,    Total to      as of May 31,
                                       charges          2005           2006          2006            Date             2006
                                     -----------    -----------    ------------    -----------    -----------     ------------
Severance and related expenses         $ 763        $    763        $      -          $     -      $   763          $      -

Property, plant and equipment
  carrying cost, costs of
  disposal, and
  gain on sale*                         (227)             48             (275)              -         (227)                -

Other, including equipment and
  inventory moving costs,
  employee
  relocation costs, and
  external
  consulting fees                        199              118               1              80          199                 -
                                       -----        --------        ---------         -------      -------          --------

                                       $ 735        $    929        $    (274)        $    80      $   735          $      -
                                       =====        ========        =========         =======      =======          ========


* On December 2, 2005, the Company sold its San Antonio, Texas facility and certain related equipment and, as a result, recognized a pre-tax gain of $275 in the second quarter of fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement its rationalization plan in the first nine months of fiscal 2006 and presently expects to complete the relocation and related logistics during fiscal 2007, at an estimated total cost of $1,698. Restructuring charges related to this distribution center relocation and related logistics are summarized below:



                                      (20)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                       Actual Costs Expensed
                                                      --------------------------------------------------------
                                                                                                                       Costs
                                         Estimate       For the        For the        For the                        expensed
                                         of total      twelve months   six months      three                          but not
                                         expected        ended          ended         months                         yet paid
                                       restructuring   August 31,    February 28,    ended May 31,    Total to      as of May 31,
                                         charges          2005           2006          2006            Date             2006
                                       -----------    -----------    ------------    -----------    -----------     ------------

Severance and related expenses          $    868        $   618         $    -      $        -     $      618          $   337

Lease termination costs                      297            227              -              44            271               58

Property, plant and equipment
   carrying cost and costs of
   disposal                                  120             38             15               6             59                -
Other, including equipment and
   inventory moving costs,
   employee
   relocation costs, and external
   consulting fees                           413            282              3               -            285                -
                                       ---------       --------         ------      ----------     ----------          -------
                                       $   1,698       $  1,165         $   18      $       50     $    1,233          $   395
                                       =========       ========         ======      ==========     ==========          =======

Note 10 - Earnings Per Share:

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three months ended May 31, 2006 and 2005:

                                                         For the three months         For the three months
                                                                ended                         ended
                                                            May 31, 2006                  May 31, 2005
                                                         --------------------         --------------------
Net income                                                 $       13,899                 $      15,834
Weighted average common shares outstanding                         44,810                        44,548
Incremental common shares issuable: stock options
   and awards                                                         471                           729
                                                           --------------                 -------------
Weighted average common shares outstanding
   assuming dilution                                               45,281                        45,277
                                                           ==============                 =============
Basic earnings per common share                            $         0.31                 $        0.36
                                                           ==============                 =============
Diluted earnings per common share                          $         0.31                 $        0.35
                                                           ==============                 =============

                                                         For the nine months         For the nine months
                                                                ended                        ended
                                                            May 31, 2006                  May 31, 2005
                                                         --------------------         --------------------
Net income                                                 $       38,363                 $      34,471
Weighted average common shares outstanding                         44,729                        44,200
Incremental common shares issuable: stock options
   and awards                                                         513                           739
                                                           --------------                 -------------
Weighted average common shares outstanding
   assuming dilution                                               45,242                        44,939
                                                           ==============                 =============

Basic earnings per common share                            $         0.86                 $        0.78
                                                           ==============                 =============
Diluted earnings per common share                          $          0.85                $        0.77
                                                           ==============                 =============

Stock options outstanding to purchase 20,000 and 0 shares of common stock for the three months ended May 31, 2006 and 2005, respectively, and 173,806 and 5,000 shares for the nine months ended May 31, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because the options' exercise price was higher than the average market price of the Company's common stock.


                                      (21)

                           ARROW INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share amounts)
                                   (unaudited)

Note 11 - Early Retirement Program:

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

During the first nine months of fiscal 2005, the Company recorded $6,897 in total costs with respect to this program, of which $1,883 was recorded to cost of sales and $5,014 to selling, general and administrative expenses. Of the $6,897 in total costs, $2,732 was related to pension and other post-retirement benefits, and $3,023 was a cash charge related to severance and related costs. The remaining $1,142 was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected into the program.

Note 12 - LionHeart Impairment Charge:

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

EXECUTIVE OVERVIEW

Arrow is a worldwide developer, manufacturer and marketer of a broad range of clinically advanced, disposable catheters, heart assist devices and related products for critical and cardiac care. The Company markets its products to physicians and hospitals through a combination of direct selling, independent distributors and group purchasing organizations. Within each hospital, marketing efforts are targeted to those physicians, including critical care specialists, cardiologists, anesthesiologists, interventional radiologists, nephrologists, emergency and trauma physicians, electrophysiologists and surgeons, most likely to use the Company's products. The Company's largest geographical markets are the United States, Europe and Asia.

The Company's revenues are generated from sales of its products, less certain related charges, discounts, returns and other allowances. The Company's costs and expenses consist of cost of goods sold; research and development expense; selling, general and administration expense; and other expenses (income). Cost of goods sold consist principally of costs relating to the manufacture and distribution of the Company's products. Research and development expense consists principally of expenses incurred with respect to the Company's internal research, development and engineering activities to introduce new products to market and enhance its existing products, payments for third-party research and development activities, and acquired in-process research and development costs arising from the Company's acquisition activities. Selling, general and administrative expense consists principally of costs associated with the Company's marketing and sales efforts and administrative operations and commitments, including costs incurred in connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance as part of its Project Operational Excellence program. Other expenses (income) consists principally of interest expense on the Company's outstanding indebtedness, interest income and other items, such as foreign currency exchange gains and losses, which may impact the comparability of the Company's results of operations between periods.

The Company's ability to grow its net income largely depends upon generating increased sales of its products, particularly its higher margin products, and further improving its operating efficiency. The Company's sales growth is driven by its development and marketing of clinically advanced new products and enhancements to its existing products to increase their effectiveness, ease of use, safety and reliability, as well as to expand the clinical applications for which their use is appropriate. In this regard, the Company's research and development efforts are currently focused on the following five core product areas: central venous access, regional anesthesia, cardiac assist, dialysis access and hemodynamic monitoring. The Company also anticipates generating higher sales through selective acquisitions of new businesses, products and technologies that complement its existing product lines, as it has done from time to time in the past.

The Company is focused on improving operating margins and sales growth by increasing the efficiency and overall capacity of its manufacturing operations and better aligning production facilities with key geographical markets, while maintaining effective cost-containment programs. In this regard, in April 2004, the Company initiated a multi-year capital investment plan to increase its worldwide manufacturing capacity to better meet customer demand and rationalize its production operations, the first phase of which entails the construction and acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico. Production began at the new Chihuahua facility in the second quarter of fiscal 2006 and the Company anticipates production at the new Zdar facility to begin before the end of fiscal 2006. The Company is also in the process of consolidating certain of its U.S.-based manufacturing operations, improving its production technology by investing in new, state-of-the-art manufacturing equipment and processes, and implementing enhanced good manufacturing practices and compliance procedures to achieve the highest practicable levels of product quality assurance, all as part of its Project Operational Excellence program. As a result of these initiatives, the Company has made significant progress in enhancing product quality, reducing customer back orders and improving manufacturing efficiency and cost-effectiveness.

In addition, in recent years, in an effort to better serve customers in key geographic markets and more closely tailor its direct marketing activities to a larger and more global base of customers, the Company has made selective acquisitions of some of its distributors and/or distribution rights in key U.S. and international markets, thereby increasing the percentage of its sales generated by its direct sales force and improving gross profit margins. In furtherance of this strategy, in the third quarter of fiscal 2006, the Company acquired certain assets of its former United Kingdom distributor associated with the sale of its products in the United Kingdom and Ireland, which it believes will ultimately contribute to sales growth and improved gross profit margins in these markets.

The Company faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small start-up enterprises to companies that are larger than Arrow with greater financial and other resources. In addition, in response to concern about the rising costs of health care, U.S. hospitals and



                                      (23)
physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets in the U.S. in which Arrow has a leading market share, and protecting that market share has affected the Company's pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. Despite these pressures, the Company has been able to retain its position as a leader in the central venous catheter market, primarily through concerted efforts to establish and maintain high customer loyalty and a strong, recognizable brand name among hospitals and physicians. The Company believes that its comprehensive manufacturing capability, which as described above is in the process of being expanded, enables it to expedite the development and market introduction of new products and to achieve manufacturing efficiencies, thereby helping to ensure a more effective response to competitive pricing in an environment where its ability to increase prices is limited.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THREE MONTHS ENDED MAY 31, 2005

NET SALES.
----------
Net sales for the three months ended May 31, 2006 increased by $4.2 million, or 3.6%, to $122.3 million from $118.1 million in the same period of last year due primarily to an increase in critical care product sales in the third quarter of fiscal 2006. This increase was offset in part by an unfavorable foreign exchange impact during the third quarter of fiscal 2006 as a result of the strength of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in decreased sales for the quarter of $1.1 million or 0.9% of total Company sales. Net sales represent gross sales invoiced to customers, less certain related charges, discounts, returns and rebates. The following is a summary of the Company's sales by product platform:

   Sales by Product Platform
      ($ in millions)                               Quarter ended
                                       ----------------------------------------
                                          May 31, 2006          May 31, 2005
                                       -----------------     ------------------

   Central Venous Catheters             $          63.2       $           60.5
   Specialty Catheters                             39.2                   36.6
   Non-Arrow distributed products                   1.8                    2.1
                                        ---------------       ----------------
      Subtotal Critical Care                      104.2                   99.2
   Cardiac Care                                    18.1                   18.9
                                        ---------------       ----------------
      Total                             $         122.3       $          118.1
                                        ===============       ================

Sales of critical care products increased by 5.0% to $104.2 million in the third quarter of fiscal 2006 from $99.2 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the third quarter of fiscal 2006 due to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments. Sales of specialty catheters increased in the third quarter of fiscal 2006 due to improved sales of peripheral nerve block products and arterial products. Sales of cardiac care products decreased to $18.1 million in the third quarter of fiscal 2006 from $18.9 million in the comparable prior year period due to decreased sales of diagnostic products. Total Company U.S. sales increased by 3.2% to $73.5 million from $71.2 million in the prior year period due primarily to increased sales of specialty and central venous catheters. International sales increased by 4.1% to $48.8 million in the third quarter of fiscal 2006 from $46.9 million in the comparable prior year period principally as a result of increased sales of central venous and specialty catheters. International sales in the quarter were positively impacted by incremental sales of $1.1 million by the Company's United Kingdom subsidiary following the Company's acquisition of certain assets of its former United Kingdom distributor, Kimal PLC ("Kimal"), in April 2006, and were negatively impacted by $1.1 million due to the effect of foreign currency exchange rates, as noted above. International sales represented 39.9% of net sales in the third quarter of fiscal 2006 compared to 39.7% in the same prior year period.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, increased to 39% of total Company sales in third quarter of fiscal 2006 from 36% in the comparable prior year period. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 66% in the third quarter of fiscal 2006 from 64% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 10% of total Company sales in the third quarter of fiscal 2006 compared to 9% in fiscal 2005. The safety device procedure kit conversion percentages for the U.S. market in the third quarter of fiscal 2006 increased to 19% from 18% in the comparable prior year period.


                                      (24)

During the second quarter of fiscal 2006, as part of its ongoing efforts to meet growing customer interest in safety and risk reduction, the Company began selling a new "Maximal Barrier" central venous access kit, which includes a full body drape, a catheter treated with the Company's latest ARROWg+ard(R) antimicrobial technology, and other accessories. This new kit addresses the new guidelines for reducing catheter-related bloodstream infections promulgated by the Centers for Disease Control and the Institute for Healthcare Improvement's `100,000 Lives' initiative and continues to receive an enthusiastic response by customers who recognize the product's value and contribution to their needs for safety and the management of risk for infection in the hospital setting. Sales of this product have increased each month since its inception in January 2006. The Company plans to continue expanding its marketing program in support of this new product, and anticipates increased sales of this kit in the months ahead on the basis of its benefits to patients and healthcare workers alike.

GROSS PROFIT.
-------------
Gross profit decreased by 2.5% to $59.2 million in the three months ended May 31, 2006 from $60.7 million in the same period of fiscal 2005. As a percentage of net sales, gross profit decreased to 48.5% during the three months ended May 31, 2006 from 51.4% in the comparable prior year period. The decrease in gross margin was due primarily to higher manufacturing costs recognized in the third quarter of fiscal 2006 associated with short-term inefficiencies and the training of new employees in connection with the Company's manufacturing capital investment program and, as noted above, by the effect of foreign currency exchange rates. In addition, gross margin was further reduced as a result of lower gross margins realized in the third quarter of fiscal 2006 on the sale of inventories of products acquired as part of the Company's purchase of certain assets of Kimal in April 2006 due to the step-up in their cost basis required for business acquisition accounting. This reduction in gross margin was mitigated in part by the positive impact on gross margin resulting from the incremental sales generated in the United Kingdom region following this asset purchase.

PRODUCT RECALL.
---------------
As previously reported, on December 3, 2004, the Company announced a voluntary nationwide recall of all of its NEOPICC(R) 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters") as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company's NEOCare product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the Food and Drug Administration (the "FDA") in conducting the voluntary recall.

In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of May 31, 2006, the Company had issued sales credits totaling the full $0.5 million and does not anticipate the need to issue any additional credits.

To address the inspectional observations of the FDA, the Company in January 2005 temporarily ceased the manufacture, shipment and sale of its entire NEOCare product line, including the NeoPICC Catheters. In addition, the Company moved its NEOCare manufacturing operations into other of its facilities and suspended sales until it implements all corrective actions related to the FDA's December 2004 inspections of the Company's facilities in San Antonio, Texas (which facility and certain related equipment the Company sold in December 2005) and Reading, Pennsylvania. The Company presently expects to submit a new 510(k) pre-market notification for the NeoPICC Catheters prior to the end of calendar year 2006. During the third quarter of fiscal 2006, the Company decided to delay the resumption of shipments of the NEOCare product line, including the NeoPICC Catheters, until it receives FDA clearance of this 510(k) premarket notification.

The Company's NEOCare product line sales were $7.6 million for all of fiscal 2004 and were $2.0 million in fiscal 2005 through January 2005, when it temporarily suspended all NEOCare product sales as described above. As of May 31, 2006, the Company has fully reserved for its inventories of NeoPICC Catheters. Inventories of other NEOCare products were approximately $1.3 million at May 31, 2006, which amount includes a $0.4 million reserve for potentially unusable inventory.

RESEARCH AND DEVELOPMENT.
-------------------------
Research and development expenses increased by 9.1% to $7.2 million during the three months ended May 31, 2006 from $6.6 million in the comparable prior year period. The increase in research and development spending was due primarily to increased expenditures relating to (1) the Company's critical care product line, and (2) regulatory affairs. Offsetting these increases was a decrease in the Company's research and development spending on its cardiac care product line primarily attributable to the fact that there were no research and development expenses in the third quarter of fiscal 2006 relating to the Company's LionHeart Left Ventricular Assist System (LVAS) as a result of the Company's Board of Directors' decision to discontinue the development, sales and marketing programs related to its LionHeart LVAS during the third quarter of fiscal 2005, whereas there was $0.6 million of LionHeart-related spending in the third quarter of fiscal 2005. As a percentage of net sales, these expenses were 5.9% in the third quarter of fiscal 2006 compared to 5.7% in the same period of fiscal 2005, but were only 5.1% in the third quarter of fiscal 2005 excluding the LionHeart-related spending. A description of the current status of the Company's major research and development programs is provided below under "Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005 - Research and Development."


                                      (25)

SELLING, GENERAL AND ADMINISTRATIVE.
------------------------------------
Selling, general and administrative expenses increased by 9.0% to $32.6 million during the three months ended May 31, 2006 from $29.9 million in the comparable prior year period and, as a percentage of net sales, increased to 26.7% in the third quarter of fiscal 2006 from 25.3% in the comparable period of fiscal 2005. This increase was due primarily to increased expenses of (1) $1.5 million related to the Company's cost of providing medical insurance to its employees, for which the Company is self-insured, due primarily to an increase in the number of large claims and employee participants, and $1.1 million associated with adjustments made to the accrual for these benefits in the third quarter of fiscal 2005, (2) $0.8 million for the cost of equity-based compensation incurred as a result of the Company's adoption of SFAS No. 123R in September 2005, (3) $0.7 million due to a reduction in the accrual for bonuses payable under the Company's income growth bonus plan for its executive officers and key management in the third quarter of fiscal 2005, and (4) $0.7 million of incremental operational costs associated with operating the Company's United Kingdom direct sales subsidiary following its acquisition of certain assets of Kimal in April 2006, including $0.3 million of amortization expense. These increases were offset in part by decreased spending related to various company-wide programs, including decreased expenses of (1) $1.2 million related to the Company's previously reported Project Operational Excellence, (2) $0.5 million related to the Company's corporate brand repositioning program, and (3) $0.3 million related to the Company's review of its internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

RESTRUCTURING CHARGES.
----------------------
The Company recorded $0.1 million of restructuring expense in the third quarter of fiscal 2006 compared to $0.5 million ($0.3 million after tax, or $0.01 diluted earnings per share) in the third quarter of fiscal 2005. The restructuring expenses related primarily to accrued severance payments associated with the Company's consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan."

OPERATING INCOME.
-----------------
Principally due to the above factors, operating income decreased in the third quarter of fiscal 2006 by 18.6% to $19.3 million from $23.7 million in the comparable prior year period.

OTHER EXPENSES (INCOME), NET.
-----------------------------
Other expenses (income), net, was $1.1 million of income in the third quarter of fiscal 2006 as compared to $0.3 million of expense in the same prior year period due primarily to the Company's earning more interest in the third quarter of fiscal 2006 on its investments of cash balances. Other expenses (income), net, consist principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
---------------------------
As a result of the factors discussed above, income before income taxes decreased during the third quarter of fiscal 2006 by 13.2% to $20.4 million from $23.5 million in the comparable prior year period. For the third quarter of fiscal 2006, the Company's effective income tax rate decreased to 32.0% from 32.5% in the comparable prior year period due to a lower effective tax rate for the third quarter of fiscal 2006 primarily attributable to more favorable than expected fiscal year 2005 research and development tax credits identified when the Company completed its analysis of these credits during the third quarter of fiscal 2006.

U.S. TAX MATTERS.
-----------------
In October 2004, the President signed The American Jobs Creation Act of 2004 (the "Act"). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminated the Extraterritorial Income Regime (the "ETI") over a three-year phase out period beginning in 2005. However, the phase out will still allow the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a new tax deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006. This new deduction begins at 3% of U.S. domestic manufacturer's income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2010 and beyond. While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during fiscal 2005 and 2006 combined with the phase in of the new manufacturing deduction benefit from fiscal 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2006 and beyond.

CZECH REPUBLIC TAX HOLIDAY.
---------------------------
During the third quarter of fiscal 2006, the Company's effective income tax rate continued to reflect a benefit from a tax holiday in respect of the Company's Czech Republic operations. This tax holiday is for a five-year period, effective through August 2006, and is limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased.


                                      (26)

JAPANESE TAX MATTER.
--------------------
In March 2004, the Company made a payment of $10.0 million to settle a tax assessment related to an ongoing Japanese Government tax audit of the Company's transfer pricing with its Japanese subsidiary. In order to recover a majority of this Japanese tax assessment, the Company initiated competent authority proceedings with the Internal Revenue Service in the U.S., which are nearing conclusion. Based on information currently available to it, the Company anticipates that, in the fourth quarter of fiscal 2006, it will record a one-time favorable tax credit as part of its provision for income taxes, as well as related interest income.

NET INCOME.
-----------
Net income in the third quarter of fiscal 2006 decreased by 12.0% to $13.9 million from $15.8 million in the comparable fiscal 2005 period. As a percentage of net sales, net income represented 11.4% in the three months ended May 31, 2006 compared to 13.4% in the same period of fiscal 2005.

PER SHARE INFORMATION.
----------------------
Basic earnings per common share were $0.31 in the three months ended May 31, 2006, down 13.9%, or $0.05 per share, from $0.36 in the comparable prior year period. Diluted earnings per common share were $0.31 in the three months ended May 31, 2006, down 11.4%, or $0.04 per share, from $0.35 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,810,327 in the third quarter of fiscal 2006 from 44,547,625 in the comparable prior year period primarily as a result of additional stock option exercises since May 31, 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,281,425 in third quarter of fiscal 2006 from 45,277,233 in the comparable prior year period also primarily as a result of the additional stock option exercises since May 31, 2005, offset in part by a decrease in potentially dilutive shares resulting from a decreased average share price.

NINE MONTHS ENDED MAY 31, 2006 COMPARED TO NINE MONTHS ENDED MAY 31, 2005

NET SALES.
----------
Net sales for the nine months ended May 31, 2006 increased by $12.4 million, or 3.6%, to $352.4 million from $340.0 million in the same period of last year due primarily to an increase in critical care product sales. This increase was offset in part by an unfavorable foreign exchange impact during the first nine months of fiscal 2006 as a result of the strength of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in decreased sales for the nine months ended May 31, 2006 of $4.6 million or 1.3% of total Company sales. The following is a summary of the Company's sales by product platform:


   Sales by Product Platform                                            Nine months ended
      ($ in millions)
                                                            ------------------------------------------
                                                               May 31, 2006            May 31, 2005
                                                            ------------------      -----------------
   Central Venous Catheters                                 $           182.8       $           176.8
   Specialty Catheters                                                  111.9                   105.7
   Non-Arrow distributed products                                         5.8                     5.9
                                                            -----------------       -----------------
      Subtotal Critical Care                                            300.5                   288.4
   Cardiac Care                                                          51.9                    51.6
                                                            -----------------       -----------------
      Total                                                 $           352.4       $           340.0
                                                            =================       =================


Sales of critical care products increased by 4.2% to $300.5 million in the first nine months of fiscal 2006 from $288.4 million in the comparable prior year period due primarily to increased sales of specialty and central venous catheters. Sales of specialty catheters increased in the first nine months of fiscal 2006 due to improved sales of arterial products, peripheral nerve block products and epidural products. Sales of central venous catheters increased in the first nine months of fiscal 2006 due to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments. Offsetting this increase in central venous catheters was the fact that there were no sales of neonatal products in the first nine months of fiscal 2006 as a result of the Company's previously reported decision in January 2005 to temporarily cease manufacturing, shipping and selling of its NEOCare product line until it completes the integration of its NEOCare manufacturing operations and implementation of all corrective actions in response to previously reported compliance concerns of the FDA. NEOCare product sales in the first nine months of fiscal 2005 were $2.1 million. Sales of cardiac care products increased to $51.9 in the first nine months of fiscal 2006 from $51.6 in the comparable prior year period due to increased sales of intra-aortic balloon pumps offset in part by decreased sales of diagnostic products. Total Company U.S. sales increased by 3.7% to $215.5 million from $207.8 million in the prior year period due primarily to increased sales of specialty catheters and central venous catheters. International sales increased by 3.6% to $136.9 million in the first nine months of fiscal 2006 from $132.2 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and intra-aortic balloon pumps, offset in part by the effect of foreign currency exchange rates, as noted above. International sales represented 38.8% of net sales in the first nine months of fiscal 2006 compared to 38.9% in the same prior year period.


                                      (27)

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, were 37% of total Company sales in both the nine months ended May 31, 2006 and May 31, 2005. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 66% in the first nine months of fiscal 2006 from 64% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, increased to 10% of total Company sales in the first nine months of fiscal 2006 from 8% in the comparable prior year period. The safety device procedure kit conversion percentages for the U.S. market in the first nine months of fiscal 2006 increased to 19% from 17% in the comparable prior year period.

GROSS PROFIT.
-------------
Gross profit increased by 2.6% to $172.2 million in the nine months ended May 31, 2006 from $167.8 million in the same period of fiscal 2005. As a percentage of net sales, gross profit decreased to 48.9% during the nine months ended May 31, 2006 from 49.3% in the comparable prior year period. The decrease in gross margin was due primarily to higher manufacturing costs recognized in the first nine months of fiscal 2006 associated with short-term inefficiencies and the training of new employees in connection with the Company's manufacturing capital investment program and, as noted above, by the effect of foreign currency exchange rates. In addition, gross margin was further reduced as a result of lower margins realized in the first nine months of fiscal 2006 on the sale of inventories of products acquired as part of the Company's purchase of certain assets of Kimal in April 2006, which was mitigated in part by the positive impact on gross margin resulting from the incremental sales generated in the United Kingdom region following this asset purchase, all as further discussed below under "Liquidity and Capital Resources - Investing Activities." Offsetting these decreases were increases in gross margin caused by (1) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart LVAS as a result of the Board of Directors' decision in April 2005 to discontinue the development, sales and marketing programs related to the LionHeart, (2) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program, and
(3) lower margins realized in the first nine months of fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities". Gross margin in the first nine months of fiscal 2005 would have been 2.4 percentage points higher but for the aggregate impact of these fiscal 2005 items.

RESEARCH AND DEVELOPMENT.
-------------------------
Research and development expenses decreased by 4.6% to $20.7 million in the nine months ended May 31, 2006 from $21.7 million in the comparable prior year period. This decrease was due primarily to decreased spending on the Company's cardiac care product line mostly attributable to there being no research and development spending in the first nine months of fiscal 2006 on the Company's LionHeart LVAS as a result of its Board of Directors' decision to discontinue the development, sales and marketing programs related to the LionHeart during the third quarter of fiscal 2005, whereas there was $4.8 million of LionHeart-related spending in the first nine months of fiscal 2005. Offsetting this decrease in part were (1) increased expenditures related to the Company's regulatory affairs, (2) increased expenditures relating to the Company's critical care product line, and (3) an increase in compliance-related consulting fees related to the NEOCare product line. As a percentage of net sales, these expenses were 5.9% in the first nine months of fiscal 2006 compared to 6.4% in the same period of fiscal 2005, but were only 5.0% in the first nine months of fiscal 2005 excluding the LionHeart-related spending.

AUTOCAT(R)2 WAVE. The Company continues to market and make improvements to its AutoCAT(R)2 WAVE(TM) intra-aortic balloon pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for all patients, including those with severely arrhythmic heartbeats. The AutoCAT(R)2 WAVE(TM) is the only intra-aortic balloon pump that anticipates aortic valve closures before they occur and continues to generate interest, resulting in increased customer feedback providing the Company with valuable information for making various enhancements to this product. This customer feedback has enabled the Company to upgrade the software for this product and implement related hardware changes, which it believes have increased the overall competitiveness of the device. In the first quarter of fiscal 2006, the Company released a new upgrade of the software for this product and, in the third quarter of fiscal 2006, the Company received 510(k) clearance from the FDA for a number of additional modifications made to the product, including its software and hardware. The Company anticipates a market release of the latest version of this product, including the recent improvements, to occur in September 2006. The number of AutoCAT(R)2 WAVE(TM) Pump Console and LightWave(TM) units in use by customers continues to increase, both in the U.S. and internationally, and during the third quarter of fiscal 2006, the Company made its initial sales of this product in Japan.

Although the Company is encouraged by the early sales results of its AutoCAT(R)2 WAVE(TM) and related LightWAVE(TM) catheter system, the selling cycle for intra-aortic balloon pumps is long and involves a number of decision-makers in any given hospital. As a result, the Company is cautiously optimistic about the time frame for this product's future sales growth. The Company continues to believe that this new technology represents a major step forward in intra-aortic balloon pumping and should enable the Company to gain market share based on superior performance across a range of cardiac requirements.


                                      (28)

CORAIDE(TM) LVAS. During the third quarter of fiscal 2006, the Company continued its previously reported European clinical trial of the CorAide(TM) LVAS. During this clinical trial, the researchers identified the need for several modifications to the CorAide(TM) device. As a result, the Company has decided not to proceed with the enrollment of additional patients in the trial until these design modifications have been assessed and implemented.

The Company views the CorAide(TM) LVAS as a long-term development program. The current version of the CorAide(TM) device is intended to provide support for patients waiting for heart transplantation or considered candidates for bridging to natural recovery of ventricular function, as well as for longer term cardiac support. The Company believes that the CorAide(TM)'s smaller size, less invasive surgical approach and inherently simpler design promises better opportunities for broader market acceptance than currently marketed LVAS devices.

HEMOSONIC(TM). During the third quarter of fiscal 2006, the Company continued to support its HemoSonic(TM) cardiac output monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company is continuing its development of a second generation version of the device that will have a more extensive feature set, which the Company believes will be more user-friendly and better able to meet the needs of a broader range of clinicians. The Company expects to initiate market testing of these product improvements during the 2007 fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE.
------------------------------------
Selling, general and administrative expenses increased by 3.2% to $97.1 million during the nine months ended May 31, 2006 from $94.1 million in the comparable prior year period and, as a percentage of net sales, decreased to 27.5% in the first nine months of fiscal 2006 from 27.7% in the comparable period of fiscal 2005. These expenses were impacted in the first nine months of fiscal 2006 by incremental expenses of $2.2 million for the cost of equity-based compensation incurred as a result of the Company's adoption of SFAS No. 123R in September 2005 and, in the first nine months of fiscal 2005, by $5.0 million of costs related to the Company's voluntary early retirement program. In addition, there were the following additional expenses in the first nine months of fiscal 2006 as compared to the same prior year period: (1) $1.7 million related to an increase in the Company's cost of providing medical insurance to its employees, for which the Company is self-insured, due primarily to an increase in the number of large claims and employee participants, (2) $0.8 million related to the Company's retired officers' life insurance policies, (3) $0.7 million in connection with the Company's annual sales team incentive award, (4) $0.7 million in legal costs associated with the Company's various ongoing patent infringement lawsuits, (5) $0.4 million related to the expansion of the Company's United Kingdom direct sales subsidiary following the Company's acquisition of certain assets of Kimal in April 2006, and (6) $0.3 million of amortization expense related to the intangible assets included as part of the Kimal acquisition. These increases were offset in part by decreased expenses of $0.8 million related to the Company's Project Operational Excellence program.

RESTRUCTURING CHARGES.
----------------------
The Company recorded $0.1 million of restructuring income in the first nine months of fiscal 2006 compared to $1.8 million of expense ($1.2 million after tax, or $0.03 diluted earnings per share) in the first nine months of fiscal 2005. The restructuring income recorded in the first nine months of fiscal 2006 related primarily to a pre-tax gain of $0.3 million from the sale of the Company's San Antonio, Texas facility and certain related equipment. The restructuring expenses recorded in the first nine months of fiscal 2005 related primarily to accrued severance payments associated with the Company's consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources - Investing Activities - Multi- Year Capital Investment Plan."

OPERATING INCOME.
-----------------
Principally due to the above factors, operating income increased in the first nine months of fiscal 2006 by 8.6% to $54.5 million from $50.2 million in the comparable prior year period.

OTHER EXPENSES (INCOME), NET.
-----------------------------
Other expenses (income), net, was $2.2 million of income in the first nine months of fiscal 2006 as compared to $0.2 million in the same prior year period due primarily to the Company's earning more interest in the first nine months of fiscal 2006 on its investments of cash balances. Other expenses (income), net, consist principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries.

INCOME BEFORE INCOME TAXES.
---------------------------
As a result of the factors discussed above, income before income taxes increased during the first nine months of fiscal 2006 by 12.5% to $56.7 million from $50.4 million in the comparable prior year period. For the first nine months ended May 31, 2006, the Company's effective income tax rate increased to 32.3% from 31.6% in the comparable prior year period due to a lower effective tax rate for the first nine months of fiscal 2005 attributable to more favorable than expected fiscal year 2004 research and development tax credits identified when the Company completed its analysis of these credits during the second quarter of fiscal 2005.


                                      (29)

NET INCOME.
-----------
Net income in the first nine months of fiscal 2006 increased by 11.3% to $38.4 million from $34.5 million in the comparable fiscal 2005 period. As a percentage of net sales, net income represented 10.9% in the nine months ended May 31, 2006 compared to 10.1% in the same period of fiscal 2005.

PER SHARE INFORMATION.
----------------------
Basic earnings per common share were $0.86 in the nine months ended May 31, 2006, up 10.3%, or $0.08 per share, from $0.78 in the comparable prior year period. Diluted earnings per common share were $0.85 in the nine months ended May 31, 2006, up 10.4%, or $0.08 per share, from $0.77 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,729,030 in the first nine months of fiscal 2006 from 44,200,234 in the comparable prior year period primarily as a result of additional stock option exercises since May 31, 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,241,937 in first nine months of fiscal 2006 from 44,939,308 in the comparable prior year period also primarily as a result of the additional stock option exercises since May 31, 2005, offset in part by a decrease in potentially dilutive shares resulting from a decreased average share price.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES.
---------------------
CASH FROM OPERATIONS. Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statements of cash flows included in Item 1 of this report. For the nine months ended May 31, 2006, net cash provided by operations was $46.3 million, a decrease of $8.4 million from the comparable prior year period, due primarily to changes in certain working capital and other accounts, including accrued liabilities, accrued post-retirement benefit and pension obligation, and deferred income taxes, all as described below, offset in part by increases in net income, as described above under "Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005", accrued income taxes and accounts receivable.

ACCRUED LIABILITIES. Accrued liabilities decreased $6.1 million in the first nine months of fiscal 2006 compared to a $1.9 million increase in the same period of fiscal 2005 due primarily to the payment of (1) $2.0 million in November 2005 related to the settlement of a claim for indemnification related to a divested business, and (2) professional service fees accrued at August 31, 2005 associated with the Company's review of its internal control over financial reporting in compliance with Section 404 of the Sarbanes Oxley Act of 2002.

ACCRUED POST-RETIREMENT AND PENSION BENEFIT OBLIGATIONS. Accrued post-retirement benefit and pension obligations decreased $2.3 million in the first nine months of fiscal 2006 compared to a $2.0 million increase in the first nine months of fiscal 2005 primarily as a result of the timing of payments required to fund the Company's post-retirement and pension benefit plans, which resulted in a greater amount of these payments in the first nine months of fiscal 2006 as compared to the same period of fiscal 2005.

INCOME TAXES. Accrued income taxes decreased $1.5 million in the first nine months of fiscal 2006 compared to a $4.2 million decrease in the same period of fiscal 2005 and the Company's net deferred income tax asset decreased $3.2 million in the nine months ended May 31, 2006 compared to a $6.7 million decrease in the same period of fiscal 2005, due primarily to a change in classification between accrued income tax and deferred income tax in the first nine months of fiscal 2005 for a depreciation deduction that was not originally anticipated in the Company's fiscal year 2004 U.S. federal tax filing.

ACCOUNTS RECEIVABLE. Accounts receivable, measured in days sales outstanding during the period, decreased to 72 days at May 31, 2006 from 73 days at August 31, 2005.

As of May 31, 2006, the Company had an accounts receivable balance from its Italian customers of $11.4 million, of which approximately 75% is related to Italian Government-backed hospital customers. The Company increased its direct sales in this region following its acquisition of AB Medica In September 2004. As of May 31, 2006, the days sales outstanding was 322 days, which is significantly higher than that of the Company's overall May 31, 2006 average customer days sales outstanding of 72 days. However, according to information provided by Italy's National Health Service as of March 19, 2005, which represents the most recent data the Company has been able to obtain, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 330 days, which represents little change from the range of 285 to 318 days in 1990. The Company's payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has impacted the Company's overall days sales outstanding. The Italian Government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of May 31, 2006, the Company had recorded an allowance of $0.1 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.


                                      (30)

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

During the first nine months of fiscal 2005, the Company recorded $6.9 million in total costs with respect to this program, of which $1.9 million was recorded to cost of sales and $5.0 million to selling, general and administrative expenses. Of the $6.9 million in total costs, $2.8 million was related to pension and other post-retirement benefits, and $3.0 million was a cash charge related to severance and related costs. The remaining $1.1 million was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected to participate in this program, including, as previously reported, the Company's former President and Chief Operating Officer and its Executive Vice President - Global Business Development.

INVESTING ACTIVITIES.
---------------------
Net cash used in the Company's investing activities increased to $41.0 million in the nine months ended May 31, 2006 from $35.2 million in the comparable period of fiscal 2005, due primarily to the Company's acquisition, as further discussed below, of certain assets of Kimal in the third quarter of fiscal 2006 and increased capital expenditures in support of its multi-year capital investment plan, also as discussed below. This increase was offset in part by the Company's acquisition, as further discussed below, of certain assets of AB Medica in the first nine months of fiscal 2005 and costs incurred in the first nine months of fiscal 2005 to expand the Company's finished goods warehouse and distribution center in Asheboro, North Carolina.

ACQUISITION OF AB MEDICA. On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $9.2 million, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified tender contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of May 31, 2006, pursuant to the asset purchase agreement, the Company has paid $9.0 million in cash and recorded a current liability of $0.2 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $6.0 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit form the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge to cost of goods sold, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

     (in millions)
     Inventories                                                $   3.2
     Intangible assets                                              6.0
                                                                -------
        Total purchase price                                    $   9.2
                                                                =======

ACQUISITION OF KIMAL PLC. On April 3, 2006, the Company purchased certain assets of one of its distributors in the United Kingdom and Ireland, Kimal PLC, for a total purchase price of approximately $10.6 million, subject to post-closing adjustments. Kimal had been one of the Company's flagship distributors in Europe for more than 27 years. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with Kimal's sale of the Company's products in the UK and Ireland. In the third quarter of fiscal 2006, the Company began selling directly in the UK through its subsidiary, Arrow International UK Limited, and selling in Ireland through a distributor previously utilized by Kimal. As of May 31, 2006, pursuant to the asset purchase agreement, the Company had paid $9.5 million in cash and recorded a current liability of $1.1 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $8.8 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit form the transaction. Included in the third quarter of fiscal 2006 was a $1.0 million charge to cost of goods sold, or $0.7 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from Kimal. The



                                      (31)
results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

     (in millions)
     Inventories                                                $   1.8
     Other current assets                                             -
     Intangible assets                                              8.8
                                                                -------
        Total purchase price                                    $  10.6
                                                                =======

MULTI-YEAR CAPITAL INVESTMENT PLAN. As previously reported, in April 2004 the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan was initiated to support projections for future growth and to integrate operations acquired in recent years. The first phase of this effort includes the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which commenced in the first quarter of fiscal 2005 and is ongoing. During the second quarter of fiscal 2006, production of multi-lumen central venous catheters began at the new Chihuahua facility and the Company currently anticipates that production will begin at its new Zdar facility by the end of fiscal 2006. The Company currently estimates the total cost of these new facilities to be approximately $28.0 million, subject to variations in foreign exchange rates, which it expects will have been fully incurred by the end of fiscal 2006. In addition, the Company also anticipates spending approximately $15.0 million for equipment related to this expansion of its manufacturing capacity, which it expects to incur between the fourth quarter of fiscal 2006 and the end of fiscal 2008, and which is also subject to fluctuations in foreign exchange rates. As of May 31, 2006, the Company had spent $33.0 million in connection with this capital investment program, which amount includes spending for both the new facilities and the related equipment.

As part of its plans to rationalize its operations in the United States, in August 2004 the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The Company accrued costs of $0.7 million in connection with this restructuring, consisting primarily of severance payments. Severance payments related to 53 employees primarily in manufacturing at both facilities. Additionally, on December 2, 2005, the Company sold its San Antonio, Texas facility and certain related equipment and, as a result, recognized a pre-tax gain of $0.3 million in other income in the second quarter of fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued its rationalization plan in the third quarter of fiscal 2006 and estimates it will incur a total of $1.7 million related to this plan. As of May 31, 2006, the Company had accrued costs of $1.2 million related to this re-location, of which $0.8 million had been paid.

PROJECT OPERATIONAL EXCELLENCE. During the third quarter of fiscal 2006, the Company continued to take additional steps in implementing its Project Operational Excellence program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed above under "Multi-Year Capital Investment Plan," restructuring the Company's manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve; (2) improving the effectiveness of the Company's production technology by investing in new, state-of-the-art manufacturing equipment and processes; and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and establish process excellence.

In connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance, it has incurred $1.1 million of outside consulting costs and internal out-of-pocket travel expenses in the first nine months of fiscal 2006 and anticipates spending an additional $0.5 million during the remainder of fiscal 2006. The Company incurred $3.5 million of costs related to this program in fiscal 2005. All of these costs, in both fiscal 2005 and 2006, have been recorded as selling, general and administrative expenses.

FINANCING ACTIVITIES.
---------------------
Financing activities provided $5.3 million of net cash in the nine months ended May 31, 2006 compared to using $4.1 million in the same prior year period, primarily as a result of the Company's increased borrowing under its revolving credit facilities and, in particular, its Czech Republic credit facility used to help finance the construction of its new manufacturing facility in Zdar, Czech Republic. Cash provided by financing activities, however, was reduced by an increase in dividend payments following the Company's increase in the amount of its quarterly dividend in the third quarter of fiscal 2005 and a decrease in proceeds from stock option exercises.

CREDIT FACILITIES.
------------------
To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At May 31, 2006, the Company had a revolving credit facility providing a total of $65.0 million in available revolving credit for general business purposes, of which $46.4 million was outstanding, all of which is owed by its foreign subsidiaries, with $34.2 million of such amount related to the Company's Czech Republic subsidiary, as discussed above. Under this credit facility, the Company is required to comply with, among others, the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total



                                      (32)
liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At May 31, 2006, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other foreign subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $32.9 million, of which $4.9 million was outstanding as of May 31, 2006.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender or the prime rate, London Interbank Offered Rates (LIBOR) or Certificate of Deposit Rates, plus applicable margins. Certain of these borrowings, primarily those with U.S. banks, are due on demand. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $24.4 million and $0.2 million during the nine months ended May 31, 2006 and May 31, 2005, respectively.

CONTRACTUAL OBLIGATIONS.
------------------------
A summary of all of the Company's contractual obligations and commercial commitments as of May 31, 2006 were as follows:

                                                                 Payments Due or Commitment Expiration by Period
                                                     ------------------------------------------------------------------------
Contractual Obligations and Commercial                                 Less
Commitments                                                            Than          1 - 3           3 - 5         More Than
(In Millions)                                           Total         1 Year         Years           Years         5 Years
                                                     -----------    -----------    -----------     ----------     -----------
Current maturities of long-term debt                     $  1.0         $  1.0         $    -          $   -          $    -
Operating leases                                           10.6            3.8            4.6            2.0             0.2
Purchase obligations (1)                                   29.3           29.3              -              -               -
Other long-term obligations                                 0.5            0.1            0.1            0.1             0.2
Lines of credit (2)                                        51.3           51.3              -              -               -
Standby letters of credit                                   2.3            2.3              -              -               -
                                                     -----------    -----------    -----------     ----------     -----------
Total cash contractual obligations and
commercial commitments                                  $  95.0        $  87.8         $  4.7         $  2.1          $  0.4
                                                     ===========    ===========    ===========     ==========     ===========

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

The preparation of these consolidated financial statements requires the Company's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the



                                      (33)
results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company's management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

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

The FASB issued SFAS No. 123R, "Share-Based Payment, an Amendment of SFAS No. 123 and 95", in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. In addition, the Securities and Exchange Commission (the "SEC") issued SAB No. 107 "Share Based Payment" in March 2005, which provides supplemental SFAS No. 123R guidance based on the views of the SEC. The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement resulted in a charge of $2.9 million in the first nine months of fiscal 2006 to income from continuing operations and income before income taxes, of which $0.4 million was recorded to cost of sales, $0.3 million to research and development, and $2.2 million to selling, general and administrative expenses. These charges impacted net income by $2.5 million, or $0.05 basic and diluted earnings per share, in the first nine months of fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because the Company cannot recognize the tax benefit on future disqualifying dispositions of incentive stock options until such time as these dispositions occur.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934 (the "Exchange Act"). Such statements may use words such as "anticipate," "estimate," "expect," "plan," "believe," "may," "intend" and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in its filings with the Securities and Exchange Commission (the "SEC"). Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1. Business - "Certain Risks Relating to Arrow" in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2005 and in its other filings with the SEC, could cause the Company's results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company's products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services; (4) dependence on patents and proprietary rights to protect the Company's trade secrets and technology, and the need for litigation to enforce or defend these rights; (5) risks associated with the Company's international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks relating to interruptions in the supply of or increases in the price of essential raw materials or components; (8) risks associated with the Company's use of derivative financial instruments; and (9) dependence on the continued service of key members of the Company's management.


                                      (34)

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Financial Instruments:

During the nine month periods ended May 31, 2006 and 2005, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 27.2% and 26.8%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful. As of May 31, 2006, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $42.5 million matured at various dates through February 2007. As of May 31, 2006, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to its ongoing credit review procedures.

At May 31, 2006, the Company had foreign currency forward contracts to sell foreign currencies which matured at various dates through August 2006. The following table identifies foreign currency forward contracts to sell foreign currencies at May 31, 2006 and August 31, 2005:

                                                      May 31, 2006                              August 31, 2005
                                         ---------------------------------------     ----------------------------------------
    Foreign currency                         Notional            Fair Market             Notional             Fair Market
    (U.S. dollar equivalents)                 Amounts               Value                 Amounts                Value
                                         ----------------      -----------------     ------------------    ------------------
    Japanese yen                         $          2,185      $           2,226     $            672     $             680
    Canadian dollar                                 1,672                  1,723                  584                   590
    Euro                                           17,071                 17,574               11,322                11,424
    Mexican peso                                    1,798                  1,777                  905                   912
    African rand                                      989                    889                  444                   470
                                         ----------------      -----------------     ----------------     -----------------
                                         $         23,715      $          24,189     $         13,927     $          14,076
                                         ================      =================     ================     =================

At May 31, 2006, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through February 2007. The following table identifies forward exchange contracts to buy foreign currencies at May 31, 2006 and August 31, 2005:

                                                      May 31, 2006                               August 31, 2005
                                         ---------------------------------------     -----------------------------------------
    Foreign currency                         Notional            Fair Market             Notional              Fair Market
    (U.S. dollar equivalents)                 Amounts               Value                 Amounts                 Value
                                         ----------------      -----------------     ---------------        ------------------
    Czech koruna                         $        17,318       $         18,286      $        2,666         $           2,727

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. During the three and nine months

                                      (35)
ended May 31, 2006, the Company did not recognize any time value or intrinsic value losses against cost of sales. During the three and nine months ended May 31, 2005, the Company recognized less than $0.1 million of intrinsic value losses against cost of sales and did not recognize any time value losses. The Company had no foreign currency option contracts outstanding at May 31, 2006 and August 31, 2005.

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2006. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION

Item 6.  Exhibits

        (a) Exhibits

            See Exhibit Index on page 38 for a list of the Exhibits filed as part of this report.


                                      (36)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ARROW INTERNATIONAL, INC.




Date: July 10, 2006                      By:    /S/  Frederick J. Hirt
                                              ----------------------------------
                                                Frederick J. Hirt
                                                Chief Financial Officer and
                                                Senior Vice President of Finance
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)

                                      (37)


                                                           EXHIBIT INDEX

  Exhibit Number          Description of Exhibit                                                  Method of Filing
  -------------------     --------------------------------------------------------------------    ------------------------

  31.1                    Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive           Furnished herewith
                          Officer

  31.2                    Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial           Furnished herewith
                          Officer

  32.1                    Section 1350 Certification of the Chief Executive Officer               Furnished herewith

  32.2                    Section 1350 Certification of the Chief Financial Officer               Furnished herewith

  10.1                    Fifth Amendment to Loan Agreement, dated May 31, 2006, among            Filed herewith
                          Wachovia Bank, National Association (f/k/a First Union National
                          Bank), Wachovia Bank, National Association, London Branch (f/k/a/
                          First Union National Bank, London Branch), and Arrow
                          International, Inc., Arrow Medical Products, Ltd., Arrow
                          Deutschland, GmbH, Arrow Iberia, S.A., Arrow Internacional de
                          Mexico S.A. de C.V., Arrow Hellas Commerical A.E., Arrow
                          Nederland, B.V., Arrow International CR, A.S. and Arrow Italy
                          S.R.L.

                                      (38)