Form 10-K
period 2006-08-31
ARROW INTERNATIONAL INC
filed 2006-11-13
CIK 886046

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

                    For the fiscal year ended August 31, 2006

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  X   NO __
    ---

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES __   NO  X
            ---

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO __
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Large
Accelerated Filer X   Accelerated Filer __   Non-Accelerated Filer __
                 ---

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act).
YES __  NO  X
           ---

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2006 was approximately 902,149,592.

        The number of shares of the Registrant's Common Stock outstanding on October 1, 2006 was 44,915,818.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 17, 2007 which will be filed with the Securities and Exchange Commission within 120 days after August 31, 2006, are incorporated by reference in Part III of this report.

                                      (2)

                                     PART I

ITEM 1.  BUSINESS

       CERTAIN OF THE INFORMATION CONTAINED IN THIS FORM 10-K, INCLUDING THE DISCUSSION WHICH FOLLOWS IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" FOUND IN ITEM 7 OF THIS REPORT, CONTAIN FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS, CAREFULLY REVIEW THIS REPORT, INCLUDING ITEM 1A. RISK FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN ARROW INTERNATIONAL, INC.'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE SEC.

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

       CRITICAL CARE PRODUCTS. Arrow's critical care products, the first of which were originally introduced in 1977, accounted for approximately 85.0% of net sales in each of fiscal 2006, 2005 and 2004. The majority of these products are vascular access catheters and related devices which consist principally of the following: the Arrow-Howes(TM) Multi-Lumen Catheter, a catheter equipped with three or four channels, or lumens, that enables the simultaneous administration of multiple critical care therapies through a single puncture site; double-and single-lumen catheters, which are designed for use in a variety of clinical procedures; percutaneous sheath introducers, which are used as a means for inserting cardiovascular and other catheterization devices into the vascular system during critical care procedures; radial artery catheters, which are used for measuring arterial blood pressure and taking blood samples; FlexTip Plus(TM) epidural catheters, which are designed to minimize indwelling complications associated with conventional epidural catheters; Percutaneous Thrombolytic Devices, which are designed for clearance of thrombosed hemodialysis grafts in chronic hemodialysis patients; and hemodialysis access catheters, including the Cannon CatheterTM, which are used to facilitate dialysis treatment. Many of the Company's vascular access catheters are treated with the ARROWg+ard(TM) or ARROWg+ard Blue Plus(TM) antiseptic surface treatments to reduce the risk of catheter related infection. ARROWg+ard Blue Plus(TM) is a newer, longer lasting formulation of ARROWg+ard(TM) and provides antimicrobial treatment of the interior lumens and hubs of each catheter. Many of the Company's procedure kits also feature its sharps safety devices to protect against inadvertent needle sticks. The Company also sells its Arrow Select Kits in certain geographic regions, which serve the Company's customers by providing configured kits to meet their specific needs. These kits can be assembled from any of the Company's product lines and are configured according to a customer's specifications.

       During the second quarter of fiscal 2006, as part of its ongoing efforts to meet physicians' needs for safety and management of risk of infection in the hospital setting, the Company began selling its new Maximal Barrier central venous access kit, which includes a full body drape, a catheter treated with the ARROWg+ard(R) antimicrobial technology, and other accessories. This new kit addresses recent guidelines for reducing catheter-related bloodstream infections promulgated by the Centers for Disease Control and the Institute for Healthcare Improvement's `100,000 Lives' initiative. In October 2006, the Company introduced the Arrow Pressure Injectable PICC (Peripherally Inserted Central Catheter), which addresses the emerging therapeutic needs for a catheter that can withstand the higher pressures required by the injection of contrast media for CT scans.

       The Company's critical care product line also includes custom tubing sets used to connect central venous catheters to blood pressure monitoring devices and drug infusion systems, and the HemoSonic(TM), a hemodynamic monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe.

       In March 2003, the Company expanded its critical care product line with the acquisition of Klein-Baker Medical, Inc., a company that develops, manufactures and markets the Neo[heart]Care product line of specialty catheters and related procedure kits for use by neonatal intensive care units. As previously reported, in December 2004, the Company announced a voluntary nationwide recall of all of the Neo[heart]Care NeoPICC 1.9 FR Peripherally Inserted Central Catheters (the "NeoPICC Catheters"). As part of its previously announced plans to rationalize its global manufacturing operations, the Company decided to accelerate the integration of its Neo[heart]Care manufacturing operations into its other existing facilities and, in December 2005, sold its San Antonio, Texas facility where these operations had formerly been conducted. To address inspectional observations of the U.S. Food and Drug Administration, or the FDA, and to facilitate this integration, in January 2005 the Company temporarily ceased the manufacture, shipment and sale of its entire Neo[heart]Care product line, including the NeoPICC Catheters, until it has completed the implementation of all corrective actions related to the FDA's inspections. The Company presently expects to submit a new 510(k) pre-market notification to the FDA for a modified version of the NeoPICC Catheter during the second quarter of fiscal 2007 and has decided to delay the resumption of production of the Neo[heart]Care product line, including the NeoPICC Catheters, until it has received FDA marketing clearance for these modifications. In fiscal 2004, sales of Neo[heart]Care products represented 1.8% of the Company's total net sales. See Notes to Consolidated Financial Statements - Note 19 in Item 8 of this report and "Government Regulation" elsewhere in this Item 1.

       CARDIAC CARE PRODUCTS. Arrow's cardiac care products accounted for approximately 15.0% of net sales in each of fiscal 2006, 2005 and 2004. These products include cardiac assist products, such as intra-aortic balloon, or IAB, pumps and catheters, which are used primarily to augment temporarily the pumping capability of the heart following cardiac surgery, serious heart attack or balloon angioplasty. The Company's IAB products include the AutoCat(TM)2 WAVE IAB pump and associated LightWAVE(TM) catheter system, which utilizes fiber optic pressure-sensing catheter instrumentation and provides total automation of the pumping process for the broadest range of patients, including those with severely arrhythmic heartbeats. The AutoCAT(R)2 WAVE(TM) is the only IAB pump that anticipates aortic valve closures before they occur and has generated significant interest since its introduction in January 2004,

                                      (3)
resulting in customer feedback that has provided the Company with valuable information for making various enhancements to this product. During the fourth quarter of fiscal 2006, the Company released the latest version of the AutoCat(TM)2 WAVE IAB pump and associated LightWAVE(TM) catheter system, which includes new software upgrades and related hardware changes, all contributing to the enhanced functionality of the device. The Company's IAB products also include the Ultraflex 7.5 Fr. catheter, which is the smallest IAB in the market and employs the Company's proprietary, wire reinforced technology.

       In addition, the Company's cardiac care product line includes electrophysiology products, which are used primarily to map the electrical signals which activate the heart; the Berman(TM) Angiographic Catheter, which is used for pediatric cardiac angiographic procedures; and the Super Arrow-Flex(TM) sheath, which provides a kink-resistant passageway for the introduction of cardiac and other catheters into the vascular system. In addition, as further discussed below under "Research and Product Development," the Company is currently developing the CorAide(TM) Left Ventricular Assist System, or LVAS, a small non-pulsatile, centrifugal flow ventricular assist device.

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

       In fiscal 2006, 2005 and 2004, 60.5%, 61.1% and 64.6%, respectively, of the Company's net sales were to U.S. customers. In this market, approximately 94.0% of the Company's fiscal 2006 revenue was generated by its direct sales force. The remainder resulted from shipments to independent distributors. For the majority of such distributors, the Company's products represent a principal product line. Direct selling generally yields higher gross profit margins than sales made through independent distributors. The Company's acquisitions of some of its distributors in key U.S. and international markets during the past several years have resulted in sales and gross profit growth, including, most recently, its acquisition in April 2006 of certain assets of Kimal PLC, its former distributor in the United Kingdom and Ireland, which continues to distribute the Company's products in the Middle East region.

       Internationally, the Company sells its products through direct sales subsidiaries serving markets in Japan, Germany, the Netherlands, France, Spain, Greece, South Africa, Canada, Mexico, the Czech Republic, Slovakia, Austria, Switzerland, Portugal, Italy, the United Kingdom and Ireland. As of October 1, 2006, independent distributors in 91 additional countries sell the Company's products in the remainder of the world.

       To support growth in international sales, the Company owns and operates two manufacturing facilities in Chihuahua, Mexico, the second of which was completed and commenced production in the second quarter of fiscal 2006, and has leased additional manufacturing space in Mexico since fiscal 2002. The Company also owns and operates a manufacturing and product development facility in Hradec Kralove, Czech Republic, which was expanded in fiscal 2003, and a new manufacturing and packaging facility in Zdar, Czech Republic, which was completed and commenced production in the fourth quarter of fiscal 2006. Both the new Chihuahua, Mexico plant and the new Zdar, Czech Republic plant were constructed as part of the Company's multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations.

       Production is based primarily on the level of inventories of finished products and projections of future customer demand with the objective of shipping from stock upon receipt of orders. As previously reported, increased demand for the Company's products over the last several years had limited its ability to supply products at the required unit volumes given its previously existing manufacturing capacity level. As a result, during fiscal 2006, the Company continued to actively address the root causes of these capacity constraints that resulted in backorders on several products by expanding its worldwide manufacturing capacity and improving the efficiency of its processes and technology on a priority basis as part of its previously reported "Project Operational Excellence." As a result of these efforts, the Company has been able to decrease its backorders and increase its order fill rates during fiscal 2006. No single customer accounts for more than 10% of the Company's sales. Purchases of the Company's products by hospitals and physicians have not been materially influenced by seasonal factors.

       RESEARCH AND PRODUCT DEVELOPMENT

       Arrow is engaged in ongoing research and development to introduce clinically advanced new products, to enhance the effectiveness, ease of use, safety and reliability of its existing products and to expand the clinical applications for which use of its products is appropriate. The principal focus of the Company's research and development effort is to identify and analyze the needs of physicians in critical and cardiac care medicine, and to develop products that address these needs. The Company views ideas submitted by physicians and other health care professionals as an important source of potential research and development projects. The Company believes that these end-users are often in the best position to conceive of new products and to recommend ways to improve the performance of existing products. Many of the Company's principal products and product improvements have resulted from collaborative efforts with physicians, other health care professionals or other affiliated entities. For certain proprietary ideas, the Company pays royalties to such persons, and in many instances, incorporates such persons' names in the trade name or trademark for the specific product. The Company also utilizes other outside consultants, inventors and medical researchers to carry on its research and development effort and sponsors research through medical associations and at various universities and teaching hospitals.

       Certain of the Company's strategic acquisitions and investments have provided the basis for its introduction of significant new products, including its IAB pumps and other cardiac care products, hemodynamic monitoring device, Cannon Catheter(TM)

                                      (4)
hemodialysis catheter product and, until the temporary cessation of the Neo[heart]Care(R) product line in January 2005, specialty catheters and related procedure kits for use in neonatal intensive care units.

       Research and development expenses totaled $27.5 million (5.7% of net sales), $29.7 million (6.5% of net sales) and $30.4 million (7.0% of net sales) in fiscal 2006, 2005 and 2004, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products.

       There can be no assurance that the FDA or any similar foreign government regulatory authority will grant the Company authorization to market products under development or, if such authorization is obtained, that such products will prove competitive when measured against other available products. The Company's principal long-term development programs are described below.

       HEMOSONIC. During fiscal 2006, the Company continued to support its HemoSonicTM cardiac output monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company's fiscal 2006 sales of this product were primarily outside of the U.S. The Company is continuing its development of a second generation version of the device that will have a more extensive feature set, which the Company believes will be more user-friendly and better able to meet the needs of a broader range of clinicians.

       CORAIDE LVAS. In April 2001, the Company entered into an agreement with The Cleveland Clinic Foundation, or the CCF, for the exclusive license of the CCF's patents in the field of non-pulsatile, centrifugal flow ventricular assist devices for the treatment of congestive heart failure and a related agreement for continued research and development of the CorAide(TM) ventricular assist device that had been a joint development effort of the CCF and the National Institutes of Health. The unique, magnetically suspended continuous flow pumping mechanism of the CorAide(TM) device uses moving blood as its lubricating system. Arrow considers the CorAide to be one of the most promising, continuous flow bridge-to-transplant devices currently in development and believes it may represent a future generation of permanent ventricular assist devices if human organ systems prove to be adaptable to non-pulsatile blood flow over a long period of time.

       During fiscal 2006, the Company continued its previously reported European clinical trial of the CorAide(TM) left ventricular assist system, or LVAS. During the third quarter of fiscal 2006, the researchers conducting this clinical trial identified the need for several modifications to the CorAide(TM) device. As a result, the Company decided not to proceed with the enrollment of additional patients in the trial until these design modifications have been assessed and implemented.

       The Company views the CorAide(TM) LVAS as a long-term development program. The current version of the CorAide(TM) device is intended to provide support for Class IV congestive heart failure patients waiting for heart transplantation, candidates for bridging to natural recovery of ventricular function and patients requiring longer-term support. The Company believes that the CorAide(TM)'s smaller size, less invasive surgical approach and inherently simpler design promises better opportunities for broader market acceptance than currently marketed LVAS devices.

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

       Raw materials and purchased components essential to Arrow's business have typically been available within the lead times required by the Company and, consequently, procurement has not historically posed any significant problems in the operation of the Company's business. The Company currently maintains single suppliers for certain of its out-sourced components, particularly those used in the AutoCAT(R)2WAVETM, for reasons of quality assurance, sole source availability, cost-effectiveness or constraints resulting from regulatory requirements. Arrow works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. See "Supply Interruption" in Item 1A of this report.

       As previously reported, in April 2004, the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This effort included the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and in Chihuahua, Mexico, both of which new facilities were completed and commenced operations during fiscal 2006, and the installation of related new equipment, which is ongoing.

PATENTS, TRADEMARKS, PROPRIETARY RIGHTS AND LICENSES

       Arrow believes that patents and other proprietary rights are important to its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. Arrow currently holds numerous U.S. and foreign patents and patent applications that relate to aspects of the technology used in certain of the Company's products, including its radial artery catheter, percutaneous sheath introducer, hemodialysis catheter, percutaneous thrombolytic device, interventional diagnostic sheath and catheter products, CorAide(TM) LVAS, esophageal ultrasound probe jacket and IAB pump products.

       In addition, Arrow is a party to several license agreements with unrelated third parties pursuant to which it has obtained, under varying terms, the exclusive rights to certain patents held by such third parties in consideration for royalty payments. Many of the Company's major products, including its antiseptic surface treatment for catheters, have been developed pursuant to such license agreements. All existing patents owned by or licensed to the Company relating to any of its major products expire after fiscal 2007.

                                      (5)

       There can be no assurance that patent applications owned by or licensed to the Company will result in the issuance of patents or that any patents owned by or licensed to the Company will provide competitive advantages for the Company's products or will not be challenged or circumvented by others. See "Dependence on Patents and Proprietary Rights" in Item 1A of this report.

       From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. The Company had been a defendant in a lawsuit in the United States District Court in the Southern District of New York, in which the plaintiffs, Thierry Pourchez and Bard Access Systems Inc., alleged that the Company's Cannon-Cath(TM) split-tip hemodialysis catheters, which were acquired as part of the Company's acquisition in November 2002 of specified assets of Diatek, Inc., infringed a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office's ruling on its re-examination of the patent at issue. In September 2005, the Court dismissed this lawsuit because the U.S. Patent and Trademark Office had not yet concluded its re-examination of the patent at issue. The plaintiffs may seek reinstatement of this lawsuit when the re-examination is concluded, which is expected to occur in calendar 2006, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs' patent and that, consequently, it has meritorious legal defenses with respect to this action in the event it were to be reinstated.

       The Company is currently a plaintiff in two related patent infringement lawsuits in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of three patents covering the PTD, is also a plaintiff, and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these three patents. A trial is scheduled for July 2007.

       The Company also commenced a patent infringement lawsuit in the United States District Court in Boston, Massachusetts against Spire Corporation of Bedford, Massachusetts. The Company is the owner of United States Patent No. 6,872,198, which covers a method of inserting a double-Y-shaped multi-lumen catheter. The Company has alleged that the use of Spire's Pourchez RetrO(TM) High Flow Kink-Resistant Catheter infringes this patent. This case is currently in the middle of the discovery phase, and a trial is anticipated during calendar year 2007, although the Company cannot presently predict the precise timing.

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

GOVERNMENT REGULATION

       As a developer, manufacturer and marketer of medical devices, Arrow is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory agencies in jurisdictions in which the Company sells its products. These regulations govern the introduction, marketing, distribution, installation and servicing of medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of such devices and other matters. Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, operating restrictions, withdrawal of marketing clearances or approvals, and civil and criminal penalties, including exclusion under Medicaid or Medicare, any one or more of which could have a material adverse effect on the Company. In recent years, the FDA has pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The FDA, in cooperation with U.S. Customs and Border Protection, or CBP, also administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of the Company's products, including inspection and possible sanctions for noncompliance. In addition, the FDA administers certain controls over the export of medical devices from the U.S. See "Stringent Government Regulation" in Item 1A of this report.

       In addition, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes or FDA, state, local or foreign regulatory agency enforcement activities will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

       On occasion, the Company has received notifications, including warning letters, from the FDA of alleged deficiencies in the Company's compliance with FDA requirements. In addition, from time to time the Company has recalled, or issued safety alerts on, certain of its products, including its voluntary recall in December 2004 of its NeoPICC Catheters.

                                      (6)

       In fiscal 2005, the Company received three warning letters from the FDA related to the FDA's prior inspections of the Company's Mount Holly, New Jersey facility, where it manufactures the Arrow Trerotola PTD(TM) Percutaneous Thrombolytic Device (the "PTD"), and its Reading, Pennsylvania facility with respect to oversight of its Neo[heart]Care manufacturing operations and its San Antonio, Texas facility where it formerly manufactured Neo[heart]Care's NeoPICC Catheters prior to its termination of operations at this facility and integration of such operations into other existing facilities. The letters referred to inspectional observations that the FDA had previously issued concerning the PTD's and Neo[heart]Care's non-conformance with certain Quality System Regulations for medical devices. The Company responded to the warning letters by describing the specific follow-on corrective actions it had taken, including, as previously reported, the temporary cessation of the manufacture and sale of its entire Neo[heart]Care product line and, with respect to the PTD, the implementation and enhancement of new compliance procedures, as well as related additional training of operation personnel. In addition, the Company reiterated its commitment to enhancing its good manufacturing practices and quality systems.

       As part of its Project Operational Excellence program, in February 2005 the Company engaged Quintiles Consulting, a provider of global consulting services to the medical device, pharmaceutical and biologics industries, to assist its project teams in implementing rigorous compliance procedures that in many respects are expected to exceed those meeting existing regulatory requirements, with the objective of achieving the highest practicable levels of product quality assurance. The Company continued its progress during fiscal 2006 in implementing these enhanced compliance procedures, and expects this process to be completed during the first quarter of fiscal 2007, after which the Company will embed these procedures into its corporate culture as part of its ongoing commitment to maintaining high quality standards.

       To date, no FDA warning letter, recall or safety alert has had a material adverse effect on the Company, but there can be no assurance that any such event would not have such an effect in the future.

       The Company has also increasingly become subject to new FDA and state regulations governing the distribution of pharmaceuticals because some of its procedure kits contain small quantities of certain prescription drugs manufactured by others, such as Lidocaine, to assist the physician in performing the intended medical procedure. These new regulations, which vary somewhat depending on the jurisdiction and are still evolving, impose rigorous compliance requirements with respect to both licensing of distributors and provision of drug pedigree certificates confirming the authenticity of the pharmaceuticals being distributed, including those contained in the Company's kits. The Company is in the process of obtaining licenses and implementing other procedures for compliance with these new requirements.

       In addition, the delivery of the Company's products is also regulated by the U.S. Department of Health and Human Services and comparable state and foreign agencies responsible for reimbursement and regulation of healthcare. See "Health Care Cost Containment and Third Party Reimbursement" in Item 1A of this report. The Company is also governed by federal, state, local and foreign laws of general applicability, such as those regulating employee health and safety.

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

HEALTH CARE COST CONTAINMENT AND THIRD PARTY REIMBURSEMENT

       Government and private sector initiatives to limit the growth of health care costs, including price regulation, competitive pricing, insurance coverage and payment policies, and managed-care arrangements, are continuing in the United States and in many other countries where the Company does business. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. Government programs, including Medicare and Medicaid, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement such third party payors will pay to hospitals, other medical institutions and physicians for particular products, procedures or treatments. The increased emphasis on health care cost containment may result in reduced growth in demand for certain of the Company's products in markets in the U.S. where Arrow has 80% or greater market share, and protecting that market share has affected the Company's pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. The Company anticipates that the U.S. Congress, state legislatures, foreign governments and the private sector will continue to review and assess alternative health care delivery and payment systems. The Company cannot predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what impact the adoption of any federal, state or foreign health care reform, private sector reform or market forces may have on its business. There can be no assurance that any such reforms will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Heath Care Cost Containment and Third Party Reimbursement" in Item 1A of this report.

COMPETITION

       Arrow faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small, start-up enterprises to companies that are larger than Arrow with greater financial and other resources. See "Significant Competition and Continual Technological Change" in Item 1A of this report. In addition, in response to concern about the rising costs of health care, hospitals and physicians are placing increasing emphasis on cost-effectiveness in the

                                      (7)
selection of products to perform medical procedures. The Company believes that its products are competing primarily on the basis of product quality and performance, product features that provide enhanced benefits to patients, customer and sales support, and cost-effectiveness. The Company also believes that its comprehensive manufacturing capability enables it to expedite the development and market introduction of new products and product features, and to reduce manufacturing costs, thereby permitting it to respond more effectively to competitive pricing in an environment where its ability to increase prices is limited.

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

PRODUCT LIABILITY AND INSURANCE

       The design, manufacture and marketing of medical devices of the types produced by the Company entail an inherent risk of product liability. The Company's products are used in surgical and intensive care settings with seriously ill patients. Although the Company believes that, based on claims made against the Company in the past, the amount of product liability insurance maintained by the Company is adequate, there can be no assurance that such insurance will be available, or in an amount sufficient to satisfy claims made against the Company in the future, or that the Company will be able to obtain insurance in the future at satisfactory rates or in adequate amounts. The Company's primary global product liability insurance policy is on a claims made basis. Product liability claims in the future, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on the Company's business, reputation, its ability to attract and retain customers for its products, and its results of operations. See "Potential Product Liability" in Item 1A of this report.

EMPLOYEES

       As of October 1, 2006, the Company had approximately 4,000 full-time employees, of which 279 were hourly-paid manufacturing employees at the Company's Reading and Wyomissing, Pennsylvania facilities. These hourly-paid employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, or the Union. The Company and the Union are currently operating under a three-year agreement that expires in August 2009. The Company has never experienced an organized work stoppage or strike and considers its relations with its employees to be good.

AVAILABLE INFORMATION

       Arrow's internet address is: http://www.arrowintl.com. The Company makes available, free of charge, on its internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these filings have been made electronically with the SEC. The Company's Code of Conduct, which applies to all of its directors, officers and other employees, is also posted on its website. Information contained on the Company's website is not incorporated by reference in this report.


ITEM 1A.  RISK FACTORS

FROM TIME TO TIME, IN BOTH WRITTEN REPORTS AND IN ORAL STATEMENTS BY THE COMPANY'S SENIOR MANAGEMENT, EXPECTATIONS AND OTHER STATEMENTS ARE EXPRESSED REGARDING THE COMPANY'S FUTURE PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AND INVESTORS MUST RECOGNIZE THAT EVENTS COULD TURN OUT TO BE DIFFERENT THAN SUCH EXPECTATIONS AND STATEMENTS. KEY FACTORS IMPACTING THE COMPANY'S CURRENT AND FUTURE PERFORMANCE ARE DISCUSSED ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SEC. IN ADDITION TO SUCH INFORMATION, INVESTORS SHOULD CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS, AS WELL AS IN REVIEWING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS THAT IT FILES WITH THE SEC AND IN ORAL STATEMENTS MADE BY ITS SENIOR MANAGEMENT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM SUCH FORWARD-LOOKING STATEMENTS DUE TO MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, INCLUDING, WITHOUT LIMITATION, THOSE DISCUSSED BELOW.

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

       Under the FDA's requirements, if a manufacturer can establish that a newly developed device is "substantially equivalent" to a legally marketed predicate device, the manufacturer may seek marketing clearance from the FDA to market the device by filing a 510(k) premarket notification with the FDA. With the exception of one IAB product, the Company has, to date, obtained FDA marketing clearance for its products only through the 510(k) premarket notification process. The 510(k) premarket notification must be

                                      (8)
supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance is normally three months or less. However, this process may take several months to a year or longer.

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

       Certain of the Company's products, including the IAB and IAB pump and CorAideTM ventricular assist device currently under development, require approval through the more rigorous PMA application process. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has approved PMA applications within the allotted time period, review more often occurs over a significantly protracted period, usually 18 to 36 months, and some devices may never be approved for marketing.

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

       Medical device laws are also in effect in many of the countries outside the U.S. in which the Company does business. These laws range from comprehensive device approval and quality system requirements for some or all of the Company's products to simpler requests for product data, certifications or compliance with packaging or labeling requirements. Many of the regulations applicable to the Company's products in foreign countries are similar to those of the FDA and the number, scope and stringency of these requirements are increasing, which is adding to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting such releases. For example, in the European Union, a single regulatory approval process has been created, with approval represented by the CE-mark. Although the Company has to date received authorization to CE-mark many of its more innovative products, including its Cannon Catheter(TM), there can be no assurance that its other products under development will be able to meet this stringent requirement for marketing a medical device in the European Union. The regulation of medical devices in Japan is governed by the Pharmaceutical Affairs Law, or the PAL. Under the PAL, medical device manufacturers outside of Japan, such as the Company, must appoint a Marketing Authorization Holder, or MAH, located in Japan that holds a license to import and sell medical devices, and provide primary distribution services, including conducting quality assurance and safety control tasks for each such device. The PAL was amended in July 2006 to require foreign manufacturing facility accreditation by the MAH and also to permit the Japanese Government, through the Ministry of Health, Labor and Welfare, to inspect foreign manufacturing facilities that produce medical devices that are imported into Japan. The Company is in the process of completing product documentation files and other procedures for compliance with the amended PAL. In addition, the Company is required to notify the FDA if it exports to certain countries medical devices manufactured in the U.S. that have not been cleared by the FDA for distribution in the U.S.

       Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, operating restrictions, withdrawal of marketing clearances or approvals or other required licenses, prohibition against importation of products from manufacturing facilities outside the U.S., and civil and criminal penalties, including exclusion under Medicaid or Medicare, any one or more of which could have a material adverse effect on its business, financial condition and results of operations. Federal, state, local and foreign laws and regulations regarding the development, manufacture and sale of medical devices are subject to future changes. There can be no assurance that such changes will not have a material adverse effect on the Company's business, financial condition and results of operations.

Significant Competition and Continual Technological Change

       The markets for medical devices are highly competitive. The Company currently competes with many companies in the development and marketing of catheters and related medical devices, as well as for establishing relationships with academic and research institutes, intellectual property licenses and collaborative development agreements. Some of the Company's competitors have access to greater financial and other resources than it does.

       Furthermore, the markets for medical devices are characterized by rapid product development and technological change. Technological advances by one or more of the Company's current or future competitors could render its present or future products obsolete or uneconomical. The Company's future success will depend upon its ability to develop new products and technology to remain competitive with other developers of catheters and related medical devices, as well as to address the increasingly sophisticated and varied needs of its prospective consumers. The Company's business strategy emphasizes the continued development and commercialization of new products and the enhancement of existing products for the critical care and cardiac care

                                      (9)
markets. There can be no assurance that the Company will be able to continue to successfully develop new products and to enhance existing products, to manufacture these products in a commercially viable manner, to obtain required regulatory approvals or to gain satisfactory market acceptance for its products.

Health Care Cost Containment and Third Party Reimbursement

       The Company's products are purchased principally by hospitals, hospital networks and hospital buying groups. Although its products are used primarily for non-optional medical procedures, the Company believes that the overall, escalating cost of medical products and services has led and will continue to lead to increased pressures upon the health care industry to reduce the cost or usage of certain products and services. In the United States, these cost pressures have led to increased emphasis on the price and cost-effectiveness of any treatment regimen and medical device. Third party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, which are billed by hospitals for such health care services, are increasingly negotiating the prices charged for medical products and services and may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payor, was experimental, unnecessary or used for an unapproved indication. As a result, even though a new medical device may have been approved by the FDA, the Company may find limited demand for the device until reimbursement approval has been obtained from governmental and private third party payors. If reimbursement for the Company's products is not available or at an insufficient level, the Company would not be able to sell its products on a competitive basis.

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

Consolidation within the Medical Device Industry

       In keeping with the increased emphasis on cost-effectiveness in health care delivery, the current trend among hospitals and other customers of medical device manufacturers is to consolidate into larger purchasing groups to enhance purchasing power. As a result, transactions with customers tend to be larger, more complex and involve more long-term contracts than in the past. If the Company is not one of the providers selected by a purchasing group, it may be precluded from making sales to members of the purchasing group. Even if the Company is one of the selected providers, it may be at a disadvantage relative to other selected providers that are able to offer volume discounts based on purchases of a broader range of medical equipment and supplies. Furthermore, the enhanced purchasing power of these larger customers may also increase the pressure on pricing of the Company's products and the Company may be required to commit to a pricing level that has a material adverse effect on its sales and profit margins, business, financial condition and results of operation.

       The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As these consolidations occur, competition to provide products like the Company's will become more intense. To the extent that the Company is forced to reduce its prices, its business will become less profitable unless it is able to achieve corresponding reductions in its expenses.

Dependence on Patents and Proprietary Rights

       The Company owns numerous U.S. and foreign patents and has several U.S. and foreign patent applications pending. The Company also has exclusive license rights to certain patents held by third parties. These patents relate to aspects of the technology used in certain of the Company's products. In addition, certain of the Company's patents are due to expire within the next two years, including a U.S. patent related to the original formulation of its ARROWg+ard(R) antiseptic surface treatment. The number of units sold in the U.S. with the original formulation of the ARROWg+ard(R) antiseptic surface treatment as a percentage of the Company's total U.S. multilumen and hemodialysis unit sales was 18% in fiscal 2006. In recent years, the Company has been converting many of its sales of ARROWg+ard(R) coated products from the original formulation to the newer, longer lasting ARROWg+ard(R) BluePlus formulation and believes that this transition will reduce the potential risk associated with the expiration of the patent related to the original ARROWg+ard(R) formulation. The Company may be unsuccessful in its efforts to extend patent protection through improvement patents or modifications, and the failure to maintain its patents could have a material adverse effect on the Company. In addition, there can be no assurance that pending patent applications will result in issued patents or that patents issued to or licensed-in by the Company will not be challenged or circumvented by competitors or found to be valid or sufficiently broad to protect its technology or to provide it with any competitive advantage. The Company also relies on trade secrets and proprietary technology that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties. There can be no assurance that

                                      (10)
these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to its trade secrets. The Company expends significant resources to monitor and enforce its intellectual property rights. However, it may not be able to detect infringement and its competitive position in the industry could be materially adversely affected.

       There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims. Successful litigation against the Company regarding its patents or infringement of the patent rights of others could have a material adverse effect on its business, financial condition and results of operations. Historically, litigation has also been necessary to enforce and defend certain patent and trademark rights held by the Company. Future litigation may be necessary to enforce patent and other intellectual property rights belonging to the Company, to protect its trade secrets or other know-how owned by it, or to defend itself against claimed infringement of the rights of others and to determine the scope and validity of its and others' proprietary rights. Any such litigation could result in substantial cost to and diversion of effort by the Company. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, require it to seek licenses from third parties for significant royalties or prevent it from manufacturing, selling or using certain of its products, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks Associated with International Operations

       Because the Company generates significant sales outside of the United States and many of its manufacturing facilities and suppliers are located outside of the U.S., it is subject to risks generally associated with international operations, such as: unexpected changes in regulatory requirements; tariffs, customs, duties and other trade barriers; difficulties in staffing and managing foreign operations; differing labor regulations; longer payment cycles and problems in collecting accounts receivable; risks arising from a specific country's or region's political or economic conditions, including the possibility of terrorist actions and economic destabilization of a region; destruction or natural disasters in significant geographical areas where the Company or its suppliers have manufacturing facilities; outbreak of life threatening communicable disease; fluctuations in currency exchange rates; foreign exchange controls that restrict or prohibit repatriation of funds; export and import restrictions or prohibitions; delays from customs brokers or government agencies; changes in foreign medical reimbursement policies and programs; differing protection of intellectual property; and potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws. Any one or more of these risks could materially adversely impact the success of the Company's international operations. As the Company's revenues from international operations increase, an increasing portion of its revenues and expenses are being denominated in currencies other than U.S. dollars and, consequently, changes in exchange rates are having a greater effect on its operations. Inventory management is a concern in international operations due to the potential for rapidly changing business conditions and currency exposure. There can be no assurance that such factors will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that laws or administrative practices relating to regulation of medical devices, labor, taxation, foreign exchange or other matters of countries within which the Company operates will not change. Any such change could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

Supply Interruptions

       Raw materials and purchased components relating to the Company's business have typically been available within the lead times required by the Company. However, there can be no assurance that they will continue to be available on the same terms. The Company maintains single suppliers for certain of its out-sourced components, and, although it has considered and continues to explore alternative vendors for many of these items, there can be no certainty that suitable alternative vendors, if needed, could be identified. Furthermore, the Company does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with the regulatory validation process. If the Company were unable to obtain these raw materials or there were a significant increase in the price of essential materials or components, its business could be harmed.

Dependence upon Strong Relationships with Physicians

       The research, development, marketing and sale of many of the Company's products is dependent upon the Company maintaining strong working relationships with physicians and other health care professionals. The Company relies on these professionals to provide it with considerable knowledge and experience regarding its products and the marketing of its products.

                                      (11)

Physicians assist the Company as researchers, marketing consultants, product consultants, inventors and as public speakers. If the Company fails to maintain its working relationships with physicians and receive the benefits of their knowledge, advice and input, many of its products may not be developed and marketed in line with the needs and expectations of the professionals who use and support its products, which could have a material adverse effect on its business, financial condition and results of operations.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS

       Not applicable.


ITEM 2.  PROPERTIES

       Arrow's corporate headquarters and principal research center, which is owned by the Company, is located in a 165,000 square foot facility in Reading, Pennsylvania. This facility, which also includes space for manufacturing and administrative offices, is located on 126 acres.

       Other major properties owned by the Company include a 203,800 square foot manufacturing, packaging, sterilization and warehousing facility in Asheboro, North Carolina, which was expanded in fiscal 2005 to accommodate increased production and shipping requirements; a 145,000 square foot manufacturing facility in Wyomissing, Pennsylvania; two manufacturing facilities in Chihuahua, Mexico, consisting of 40,000 and 100,000 square feet, respectively, the second of which was recently completed in fiscal 2006 as part of the Company's multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations, as further described elsewhere in this report; a 49,000 square foot manufacturing and warehouse facility in Mount Holly, New Jersey; an 88,000 square foot manufacturing and research facility in Hradec Kralove, Czech Republic; and a new 100,000 square foot manufacturing and packaging facility in Zdar, Czech Republic, which was also recently completed in fiscal 2006 as part of the Company's multi-year capital investment plan.

       In addition, the Company leases a 55,000 square foot manufacturing and research facility in Everett, Massachusetts; a 21,000 square foot sales office and distribution center in Hicksville, New York; a 22,500 square foot manufacturing facility in Camargo, Mexico; and a 19,000 square foot office center in Wyomissing, PA. In fiscal 2006, the Company moved its European Distribution Center, previously situated in Weesp, Netherlands, to the Limberg region of Belgium and currently leases office and warehouse space at both facilities, but has subleased its space in Weesp, Netherlands to a third party. The Company also leases sales offices and warehouse space in Canada, France, Germany, Japan, South Africa, Spain, Italy, the United Kingdom, Slovakia and Greece, and sales office space in Mexico and China.

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


ITEM 3.  LEGAL PROCEEDINGS

       The Company is a party to certain legal actions, including product liability matters, arising in the ordinary course of its business. The Company is also subject to legal actions involving patent and other intellectual property claims. Based upon information presently available to the Company, the Company believes it has adequate legal defenses or insurance coverage for these actions and, except as set forth under Item 1. Business - Patents, Trademarks, Proprietary Rights and Licenses, that the ultimate outcome of these actions would not have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2006 through the solicitations of proxies or otherwise.

                                      (12)

EXECUTIVE OFFICERS

       The executive officers of Arrow and their ages and positions as of November 1, 2006 are listed below. All executive officers are elected or appointed annually and serve at the discretion of the Board of Directors. There are no family relationships among the executive officers of the Company.


        Name                                 Age                 Current Position
        ----                                 ---                 ----------------
        Carl G. Anderson, Jr.                61                  Chairman, President and Chief Executive Officer

        James T. Hatlan                      59                  Senior Vice President - Manufacturing

        Frederick J. Hirt                    58                  Senior Vice President-Finance and Chief Financial
                                                                         Officer

        Carl W. Staples                      55                  Senior Vice President-Human Resources

        Kenneth E. Imler                     57                  Senior Vice President-Regulatory Affairs
                                                                   and Quality Assurance

        John C. Long                         41                  Vice President - Secretary and Treasurer

       Mr. Anderson has served as Chairman and Chief Executive Officer of the Company since September 2003 and as President since January 2005. From January 2002 to August 2003, Mr. Anderson served as Vice Chairman of the Board and General Manager of the Company's Critical Care Division with responsibility for worldwide sales, marketing, research and development of the Company's critical care products. Mr. Anderson has served as a director of Arrow since January 1998 and, prior to his employment by the Company, served as President and Chief Executive Officer of ABC School Supply, Inc., a producer of materials and equipment for public and private schools, from May 1997 to December 2001. Mr. Anderson served as Principal with the New England Consulting Group, a general management and marketing consulting company, from May 1996 to May 1997, as Vice President, General Manager, Retail Consumer Products of James River Corporation, a multinational company engaged in the development, manufacture and marketing of paper-based consumer products ("James River"), from August 1994 to March 1996, and as Vice President, Marketing, Consumer Brands of James River from May 1992 to August 1994, and in various capacities with Nestle Foods Corporation, the latest as Vice President, Division General Manager, Confections, from 1984 to May 1992. Prior thereto, Mr. Anderson served in several marketing and management capacities with Procter & Gamble from 1972 to 1984. Mr. Anderson also serves as a director of Carpenter Technology Corporation, a manufacturer of specialty steel.

       Mr. Hatlan has served as Senior Vice President - Manufacturing since October 2004 and as Vice President - Strategic Planning of the Company since September 2003. Prior to joining the Company, Mr. Hatlan served in several executive positions at ABC School Supply, Inc., a producer of materials and equipment for public and private schools, including as Chairman from 1997 to 2002, and held various senior management positions at James River Corporation, Tambrands Inc. and Procter & Gamble from 1972 to 1996.

       Mr. Hirt has served as Senior Vice President - Finance and Chief Financial Officer since October 2004 and as Vice President - Finance and Chief Financial Officer of the Company since August 1998. From August 1998 until January 2003, he also served as Treasurer of the Company. Prior to joining the Company, from 1980 to 1998, Mr. Hirt served in various capacities with Pharmacia & Upjohn, Inc., the latest as Vice President, Accounting and Reporting. From 1972 to 1980, Mr. Hirt served in several accounting positions at the international accounting firm of Coopers & Lybrand, the latest as audit manager.

       Mr. Staples has served as Senior Vice President, Human Resources effective October 2004 and as Vice President, Human Resources of the Company since September 2002. Prior to joining the Company, Mr. Staples served as Vice President Human Resources and in various other human resources capacities with CIBA Specialty Chemicals, a manufacturer of specialty chemicals, from 1989 through August 2002. From 1974 to 1989, Mr. Staples served in various human resources-related positions with Sara Lee Corporation, Bausch & Lomb Incorporated, Rockwell International, and Union Carbide Corporation.

       Mr. Imler has served as Senior Vice President Regulatory Affairs and Quality Assurance since November 1, 2005. Prior to joining the Company, Mr. Imler served as Principal Consultant for Quintiles Consulting, a leading quality systems and regulatory consulting firm to the medical device, pharmaceutical and biologics industries, from April 1999 to October 2005. As described in Item 1 of this report, the Company engaged Quintiles in February 2005 to assist it in implementing rigorous compliance procedures to achieve the highest practicable levels of product quality assurance as part of its Project Operational Excellence program. From March 1997 to April 1999, Mr. Imler served as President and principal of KEI consulting, a private quality assurance and regulatory affairs consulting company. From 1995 to 1997, Mr. Imler served as Director of Quality Assurance and Regulatory Affairs for Medtronic Blood Management, a developer and manufacturer of hemostasis and thrombosis in-vitro diagnostics and auto transfusion systems. From 1993 to 1995, Mr. Imler served as Director of Quality Assurance and Regulatory Affairs for COBE Renal Care, a developer and manufacturer of renal dialysis equipment and disposables. From 1986 to 1993, Mr. Imler served as Director of Quality Assurance and Regulatory Affairs for Medtronic Heart Valve Division, a developer and manufacturer of biologic heart valves and associated cardiac surgery devices. Prior to 1986, Mr. Imler held various management positions in quality assurance and regulatory affairs at SmithKline/Beckman Instruments, a developer and manufacturer of clinical laboratory equipment and in-vitro diagnostics, and Behring Diagnostics, a developer and manufacturer of in-vitro diagnostics.

                                      (13)

       Mr. Long has served as Vice President and Treasurer of the Company since January 2003 and also as Secretary since April 2004, and served as Assistant Treasurer from 1995 to January 2003. Prior to joining the Company, Mr. Long served as Controller for the Jaindl Companies, a group of privately held companies involved in agribusiness and real estate development, from 1989 to 1995. From 1986 to 1989, Mr. Long was employed in the Allentown office of Concannon, Gallagher, Miller & Co., CPA's. Mr. Long also serves as a director and Audit Committee Chairman of D&E Communications, an integrated communications provider.

                                      (14)

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

                                                     Price per Share
                                       =============================================
Quarter Ended                                     High                  Low                     Dividends per Share
============================           =============================================        ===========================
August 31, 2006                                 $34.70                $29.90                           $0.17
May 31, 2006                                    $33.10                $29.76                           $0.17
February 28, 2006                               $32.40                $28.60                           $0.17
November 30, 2005                               $33.22                $27.50                           $0.15

August 31, 2005                                 $33.24                $29.60                           $0.15
May 31, 2005                                    $36.02                $31.48                           $0.15
February 28, 2005                               $34.68                $30.60                           $0.15
November 30, 2004                               $31.30                $27.21                           $0.09

       As of October 1, 2006, there were approximately 466 registered shareholders of the Company's common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

       The Company's Board of Directors has authorized the repurchase of up to a maximum of 4,000,000 shares under a share repurchase program announced on March 23, 1999 (for up to 2,000,000 shares) and extended on April 6, 2000 (for up to an additional 2,000,000 shares). As of August 31, 2006, the Company had repurchased a total of 3,603,600 shares under this program for $57,532,444 since the program's inception in March 1999. However, no shares were repurchased by the Company under the program (or otherwise) during fiscal 2006.

            For the Fiscal Year Ended
                 August 31, 2006                                              Total Program to Date
--------------------------------------------------    -----------------------------------------------------------------------
                                                                                              Maximum Number of Shares
                                                         Total Number of Shares              that May Yet Be Purchased
    Total Number of           Average Price Paid        Purchased as Part of Publicly         Under the Program if Price is
   Shares Purchased               Per Share                 Announced Program                    Below $20 Per Share
-------------------------    ---------------------    ----------------------------------     --------------------------------
           -                          -                             3,603,600                              396,400

                                      (15)

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial data for the years ended August 31, 2006, 2005, 2004, 2003 and 2002 have been derived from the Company's audited consolidated financial statements.

                                                2006           2005           2004          2003           2002
                                              ---------      ---------      ---------     ---------      ---------
                                                            (In thousands, except per share amounts)
Consolidated Statement of Income Data:
Net sales                                     $ 481,587      $ 454,296      $ 433,134     $ 380,376      $ 340,759
Cost of goods sold                              244,757        240,457        208,687       190,246        169,625
   Gross profit                                 236,830        213,839        224,447       190,130        171,134
Operating expenses
   Research and development                      27,548         29,692         30,374        28,170         26,165
   Selling, general and administrative          129,961        128,232        110,192        89,354         78,406
   Restructuring charge                             218          1,886            208             -              -
    Special charges*                                  -              -              -         8,000          8,005
                                              ---------      ---------      ---------     ---------      ---------
      Total operating expenses                  157,727        159,810        140,774       125,524        112,576
                                              ---------      ---------      ---------     ---------      ---------
Operating income                                 79,103         54,029         83,673        64,606         58,558
Other expenses (income), net                     (2,757)          (795)           796        (2,312)           781
                                              ---------      ---------      ---------     ---------      ---------
Income before income taxes                       81,860         54,824         82,877        66,918         57,777
Provision for income taxes                       25,851         15,311         26,935        21,248         18,777
                                              ---------      ---------      ---------     ---------      ---------

Net income                                    $  56,009      $  39,513      $  55,942     $  45,670      $  39,000
                                              =========      =========      =========     =========      =========

Basic earnings per common share               $    1.25      $    0.89      $    1.28          1.05      $    0.89
                                              =========      =========      =========     =========      =========

Diluted earnings per common share             $    1.24      $    0.88      $    1.26     $    1.04      $    0.88
                                              =========      =========      =========     =========      =========

Cash dividends per common share               $  0.6600      $  0.5400      $  0.3500     $  0.1950      $  0.1375

Weighted average shares used in computing
   basic earnings per common share               44,767         44,300         43,559        43,399         43,826

Weighted average shares used in computing
   diluted earnings per common share             45,273         45,008         44,302        43,773         44,211

       All historical share and per share amounts have been adjusted to reflect the two-for-one split of the Company's common stock effected on August 15, 2003.


                                      (16)

                                                             2006        2005         2004         2003         2002
                                                        -----------------------------------------------------------------
                                                                      (In thousands, except per share amounts)

Balance Sheet Data:
Working capital                                           $251,133     $238,606     $209,602     $163,914     $157,162
Total assets                                               697,437      600,490      549,208      493,897      426,776
Notes payable, lines of credit and current maturities
   of long-term debt                                        71,974       27,945       29,056       28,731       16,432
Long-term debt, excluding current maturities                  --           --           --          3,735          300
Shareholders' equity                                       525,548      478,507      446,331      390,646      360,356

       Certain prior period amounts in the table above have been reclassified to conform to the fiscal 2006 presentation (see Notes to Consolidated Financial Statements - Note 1 in Item 8 of this report).

* The Company incurred a special charge in its fourth quarter of fiscal year 2003 totaling $8,000. This special charge was recorded to establish a reserve for a proposed settlement in two related patent infringement lawsuits, which, as previously disclosed, related to certain of the Company's hemodialysis catheter products. In October 2003, the Company reached a settlement in principle for $8,000 in two related lawsuits in which the plaintiffs had alleged that certain of the Company's hemodialysis catheter products infringed patents owned by or licensed to the plaintiffs. In December 2003, the terms of this settlement were finalized and the Company paid the $8,000 settlement in January 2004. The Company had been obligated to pay royalties to the plaintiffs based on the sales levels for these products. Upon the final settlement of these actions, the Company no longer owes royalties to the plaintiff for any sales occurring after August 28, 2004.

       The Company recorded special charges in the fourth quarter of fiscal 2002 amounting to a total of $8,005 relating to the matters described below. Intangible assets in the aggregate amount of $4,715 were written off relating to purchased technologies the Company has decided not to support for (1) Pullback Atherectomy Catheterization (PAC), (2) Intra-aortic balloon (IAB) pumping software and (3) microwave ablation technology. The Company's special charge relating to the PAC resulted from its discontinuation of support for this development project due to changes in the market outlook for this device. The special charge related to the IAB pumping software resulted from the Company's decision to evaluate a new pump which would not utilize this software. The special charge relating to microwave ablation resulted from the Company's decision to discontinue its efforts to further develop this technology for treating liver ablation. Also included in the special charge is the write-off of an investment of $2,000 in a developer and manufacturer of systems to measure certain cardiac functions due to the developer's uncertain access to future financing and unfavorable financial condition. Finally, due to a delay in obtaining CE mark approval to sell the Arrow LionHeart(TM) LVAS in Europe, the Company incurred $1,290 of manufacturing variances related to systems being produced for market introduction.

                                      (17)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THE FOLLOWING DISCUSSION INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF FACTORS, INCLUDING MATERIAL RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS, SEE ITEM 1A. RISK FACTORS AND THE COMPANY'S OTHER REPORTS FILED WITH THE SEC.

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

       The Company is focused on improving operating margins and sales growth by increasing the efficiency and overall capacity of its manufacturing operations and better aligning production facilities with key geographic markets, while maintaining effective cost-containment programs. In this regard, in April 2004, the Company initiated a multi-year capital investment plan to increase its worldwide manufacturing capacity to better meet customer demand and rationalize its production operations, which entailed the construction and acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which were completed in fiscal 2006. Production began at the new Chihuahua facility in the second quarter of fiscal 2006 and at the new Zdar facility in August 2006. The Company has also consolidated certain of its U.S.-based manufacturing operations, and is improving its production technology by investing in new, state-of-the-art manufacturing equipment and processes, the installation of which is ongoing, and implementing enhanced good manufacturing practices and compliance procedures to achieve the highest practicable levels of product quality assurance, which is expected to be completed during the first quarter of fiscal 2007, all as part of its Project Operational Excellence program. As a result of these initiatives, the Company has made significant progress in enhancing product quality, reducing customer backorders and improving manufacturing efficiency and cost-effectiveness.

       In addition, in recent years, in an effort to better serve customers in key geographic markets and more closely tailor its direct marketing activities to a larger and more global base of customers, the Company has made selective acquisitions of some of its distributors and/or distribution rights in key U.S. and international markets, thereby increasing the percentage of its sales generated by its direct sales force and improving gross profit margins. In furtherance of this strategy, in the third quarter of fiscal 2006, the Company acquired certain assets of its former United Kingdom distributor, Kimal PLC, associated with the sale of its products in the United Kingdom and Ireland.

       The Company faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small start-up enterprises to companies that are larger than Arrow with greater financial and other resources. In addition, in response to concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company's products in markets in the U.S. in which Arrow has a leading market share, and protecting that market share has affected the Company's pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. Despite these pressures, the Company has been able to retain its position as a leader in the central venous catheter market, primarily through concerted efforts to establish and maintain high customer loyalty and a strong, recognizable brand name among hospitals and physicians. The Company believes that its comprehensive manufacturing capability, which as described above has been recently expanded, enables it to expedite the development and market introduction of new

                                      (18)
products and to achieve manufacturing efficiencies, thereby helping to ensure a more effective response to competitive pricing in an environment where its ability to increase prices is limited.

       Management's discussion and analysis (MD&A) begins with an examination of the material changes in the Company's operating results for fiscal 2006 as compared to fiscal 2005, and its operating results for fiscal 2005 as compared to fiscal 2004. The discussion then provides an examination of liquidity and capital resources, focusing primarily on material changes in operating, investing and financing activities as depicted in the Company's consolidated statements of cash flows included in Item 8 of this report, information on the Company's available credit facilities and a summary of its outstanding contractual obligations. Finally, MD&A provides information on critical accounting policies and estimates and new accounting standards.


                              RESULTS OF OPERATIONS

       The following table presents for the three years ended August 31, 2006 Consolidated Statements of Income expressed as a percentage of net sales and the period-to-period percentage changes in the dollar amounts of the respective line items.

                                                                                          Period-to-Period
                                                Percentage of Net Sales                  Percentage Change
                                           ----------------------------------    -----------------------------------
                                                                                   2006         2005         2004
                                                 Year ended August 31,             vs.          vs.          vs.
                                            2006         2005         2004         2005         2004         2003
                                           --------     --------     --------    ---------    ---------    ---------

Net sales                                    100.0  %     100.0  %     100.0  %       6.0  %       4.9  %      13.9  %
                                           --------     --------     --------    ---------    ---------    ---------
Gross profit                                  49.2         47.1         51.8         10.8         (4.7)        18.0
Operating expenses:
     Research and development                  5.7          6.5          7.0         (7.4)        (2.3)         7.8
     Selling, general and
          administrative                      27.1         28.2         25.4          1.4         16.3         23.3
     Restructuring charge                        -          0.5          0.1        (89.5)       806.7            *
                                           --------     --------     --------    ---------    ---------    ---------
Operating income                              16.4         11.9         19.3         46.5        (35.5)        29.6
Other expenses (income), net                  (0.6)        (0.2)         0.1        250.0       (199.9)      (134.4)
                                           --------     --------     --------    ---------    ---------    ---------
Income before income taxes                    17.0         12.1         19.2         49.5        (33.9)        23.9
Provision for income taxes                     5.4          3.4          6.3         69.3        (43.2)        26.8
                                           --------     --------     --------    ---------    ---------    ---------

Net income                                    11.6  %       8.7  %      12.9  %      41.8  %     (29.3) %      22.3  %
                                           ========     ========     ========    =========    =========    =========

     *Not a meaningful comparison

FISCAL 2006 COMPARED TO FISCAL 2005

NET SALES
Net sales increased by $27.3 million, or 6.0%, to $481.6 million in fiscal 2006 from $454.3 million in fiscal 2005 due primarily to an increase in critical care product sales, as well as an increase in cardiac care product sales. This increase was offset in part by an unfavorable foreign exchange impact during fiscal 2006 as a result of the strength of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in decreased sales for fiscal 2006 of $3.9 million. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                                                 For the years ended
                                                                  August 31, 2006             August 31, 2005
                                                                  ---------------             ---------------
       Central venous catheters                                       $250.7                      $235.2
       Specialty catheters                                             152.9                       142.3
       Non-Arrow distributed products                                    7.6                         7.9
                                                                      ------                      ------
            Subtotal critical care                                     411.2                       385.4
       Cardiac care                                                     70.4                        68.9
                                                                      ------                      ------
            TOTAL                                                     $481.6                      $454.3
                                                                      ======                      ======

                                      (19)

Sales of critical care products increased by 6.7% to $411.2 million from $385.4 million in fiscal 2005 due primarily to increased sales of central venous catheters and specialty catheters. Sales of central venous catheters increased in fiscal 2006 due primarily to a continued increase in the number of hospitals that are purchasing the Company's procedure kits featuring its safety devices and ARROWg+ard(R) antiseptic surface treatments. Sales of specialty catheters increased in fiscal 2006 due to improved sales of arterial products, epidural products and peripheral nerve block products. Sales of cardiac care products increased by 2.2% to $70.4 million from $68.9 million in fiscal 2005 due primarily to increased sales of intra-aortic balloon pumps offset in part by decreased sales of diagnostic products. Total Company U.S. sales increased by 5.0% to $291.4 million from $277.6 million in the prior year principally as a result of increased sales of central venous and specialty catheters. International sales increased by 7.6% to $190.2 million from $176.7 million in the prior year principally as a result of increased sales of central venous catheters, specialty catheters and intra-aortic balloon pumps, offset in part by the effect of foreign currency exchange rates, as noted above. International sales represented 39.5% of net sales in fiscal 2006, compared to 38.9% in fiscal year 2005.

The ARROWg+ard(R) conversion percentages, which are the number of units sold with the ARROWg+ard(R) antiseptic surface treatments as a percentage of the Company's total multilumen and hemodialysis unit sales, were 37% of total Company sales in both fiscal 2006 and fiscal 2005. The ARROWg+ard(R) conversion percentages for the U.S. market increased to 66% in fiscal 2006 from 64% in the comparable prior year period.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company's procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company's products that could potentially include safety device procedure kits, were 9% of total Company sales in both fiscal 2006 and fiscal 2005. The safety device procedure kit conversion percentages for the U.S. market in fiscal 2006 increased to 19% from 17% in the comparable prior year period.

During the second quarter of fiscal 2006, as part of its ongoing efforts to meet physicians' needs for safety and management of risk of infection in the hospital setting, the Company began selling its new Maximal Barrier central venous access kit. Sales of this product have increased steadily since its introduction in January 2006. The Company plans to continue expanding its marketing program in support of this new product, and anticipates increased sales of this kit in the future on the basis of its benefits to patients and healthcare workers alike.

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

In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $0.5 million representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of August 31, 2006, the Company had issued sales credits totaling the full $0.5 million and does not anticipate the need to issue any additional credits.

To address inspectional observations of the FDA and to facilitate the integration of its Neo[heart]Care manufacturing operations into its other existing facilities, in January 2005 the Company temporarily ceased the manufacture, shipment and sale of its entire Neo[heart]Care product line, including the NeoPICC Catheters, until it has completed the implementation of all corrective actions related to the FDA's inspections. The Company presently expects to submit a new 510(k) pre-market notification to the FDA for a modified version of the NeoPICC Catheter during the second quarter of fiscal 2007 and has decided to delay the resumption of production of the Neo[heart]Care product line, including the NeoPICC Catheters, until it has received FDA marketing clearance for these modifications.

The Company's Neo[heart]Care product line sales were $7.6 million for all of fiscal 2004 and were $2.0 million in fiscal 2005, prior to the date it temporarily suspended all Neo[heart]Care product sales as described above. As of August 31, 2006, the Company is fully reserved for its inventories of NeoPICC Catheters. Inventories of other Neo[heart]Care products were approximately $1.3 million at August 31, 2006, which includes a $0.4 million reserve for potentially unusable inventory.

GROSS PROFIT
Gross profit increased by 10.8% to $236.8 million in fiscal 2006 from $213.8 million in fiscal 2005. Gross margin increased to 49.2% in fiscal 2006 compared to 47.1% in fiscal 2005. This increase in gross margin was due primarily to several factors, including: (1) the recording of a $12.4 million reserve in the fourth quarter of fiscal 2005 primarily for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts), consisting of $5.0 million of critical care product raw materials, semi-finished and finished goods, $3.5 million of Hemosonic components and $3.9 million of IAB inventories, which was due primarily to a change in the fourth quarter of fiscal 2005 from an order point to a Materials Requirement Planning system and an analysis in greater detail of planned future usage as compared to inventory quantities on hand; as a result, the Company was able to modify its estimates used to account for excess inventory; (2) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart Left Ventricular Assist System
(LVAS) as a consequence of the Company's decision in April 2005 to discontinue the development, sales and marketing programs related to the LionHeart; (3) incremental retirement related expenses of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program; (4) a $2.1 million write off of manufacturing equipment no longer in use based on physical inventories in the fourth quarter of fiscal 2005 of the Company's worldwide production equipment; (5) lower margins realized in fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities"; (6) lower unfavorable inventory adjustments in fiscal 2006 resulting from the scrapping of returned goods and periodic cycle counting of

                                      (20)
inventories; and (7) a positive impact on gross margin in fiscal 2006 resulting from the incremental sales generated in the United Kingdom and Ireland following the Company's purchase of certain assets of Kimal, its former distributor in the United Kingdom region, in April 2006, as further discussed below under "Liquidity and Capital Resources - Investing Activities." These positive impacts on margin relative to the prior fiscal year were offset in part by: (1) a $3.5 million reduction in depreciation expense in the fourth quarter of fiscal 2005 for a correction of fixed asset lives related to manufacturing equipment in the Company's non-U.S. facilities, as those lives were shorter than those prescribed by the Company's policy; (2) lower margins realized in fiscal 2006 on the sale of products acquired as part of the Company's purchase of certain assets of Kimal in April 2006; and (3) higher manufacturing costs recognized in fiscal 2006 associated with short-term inefficiencies and the training of new employees in connection with the Company's manufacturing capital investment program.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased by 7.4% to $27.5 million in fiscal 2006 from $29.7 million in fiscal 2005. This decrease in research and development spending was due primarily to decreased spending in fiscal 2006 on the Company's cardiac care product line, mostly attributable to the fact that there were no research and development expenses in fiscal 2006 relating to the Company's LionHeart LVAS as a result of its Board of Director's decision to discontinue the development, sales and marketing programs related to the LionHeart during the third quarter of fiscal 2005, whereas there was $4.8 million of LionHeart-related spending in fiscal 2005. Offsetting this decrease was increased spending on the CorAideTM continuous flow ventricular assist system, the Company's joint research and development program with The Cleveland Clinic Foundation, as well as increased expenditures relating to regulatory compliance. As a percentage of net sales, research and development expenses decreased to 5.7% in fiscal 2006 compared to 6.5% in fiscal 2005, but were only 5.5% in fiscal 2005 excluding LionHeart-related spending.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased by 1.4% to $130.0 million in fiscal 2006 from $128.2 million in the comparable prior year period, and were 27.1% of net sales in fiscal 2006 compared to 28.2% in fiscal 2005. These expenses were impacted in fiscal 2006 by incremental expenses of $3.0 million for the cost of equity-based compensation incurred as a result of the Company's adoption of SFAS No. 123R in September 2005 and, in fiscal 2005, by $5.0 million of costs related to the Company's voluntary early retirement program, $2.0 million related to the settlement of a claim for indemnification related to a divested business during the fourth quarter of fiscal 2005, which the Company paid in November 2005, and a credit of $0.3 million related to the correction of fixed asset lives associated with the Company's foreign sales subsidiaries. There were also the following additional expenses in fiscal 2006 as compared to the prior year: (1) $3.0 million related to the buildup of the Company's critical care sales force; (2) $1.1 million related to an increase in the Company's cost of providing medical insurance to its employees, for which the Company is self-insured, due primarily to an increase in the number of large claims and employee participants; (3) $1.0 million related to the expansion of the Company's United Kingdom direct sales subsidiary following its acquisition of certain assets of Kimal in April 2006; (4) $1.0 million of amortization expense related primarily to the intangible assets included as part of the Kimal acquisition; (5) $0.9 million related to the Company's retired officers' life insurance policies; and (6) $0.5 million related to legal costs associated with the Company's ongoing patent infringement lawsuits. These increases were offset in part by decreased spending related to various company-wide programs, including decreased expenses of (1) $2.2 million related to the Company's Project Operational Excellence program and (2) $1.6 million related to the Company's assessment of its internal control over financial reporting.

RESTRUCTURING CHARGES
The Company recorded $0.2 million of restructuring charges in fiscal 2006 compared to $1.9 million in fiscal 2005. The restructuring expense recorded in fiscal 2006 included a pre-tax gain of $0.3 million from the sale of the Company's San Antonio, Texas facility and $0.3 million of expense related to a revision of the estimated loss associated with the Company's sublease of space formerly occupied by its European Distribution Center in Weesp, Netherlands. The restructuring charges in fiscal 2005 related primarily to severance payments associated with the Company's consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan."

OPERATING INCOME
Principally due to the above factors, operating income increased 46.5% to $79.1 million in fiscal 2006 from $54.0 million in fiscal 2005.

OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net, was $2.8 million of income in fiscal 2006 as compared to $0.8 million of income in fiscal 2005, due primarily to the Company earning a higher amount of interest in fiscal 2006 on its investments of cash balances. Aggregate foreign exchange losses were $0.2 million and $0.1 million in fiscal 2006 and 2005, respectively. Foreign currency contracts resulted in $0.9 million of gains in fiscal 2006 and less than $0.1 million of gains in fiscal 2005.

INCOME BEFORE INCOME TAXES
As a result of the factors discussed above, income before income taxes increased in fiscal 2006 by 49.5% to $81.9 million from $54.8 million in fiscal 2005.

EFFECTIVE TAX RATE
The Company's effective income tax rate in fiscal 2006 increased to 31.6% from 27.9% in fiscal 2005 due primarily to: (1) a reduction in the income tax provision in the fourth quarter of fiscal 2005 resulting from a shift in the mix of earnings to the Czech Republic, which carries a lower tax rate due to a tax holiday effective through August 2006, as further discussed below; (2) more favorable fiscal 2005 research and development tax credits; (3) the completion of an intercompany intangible transaction in the fourth quarter of fiscal 2006 related to the Company's European operations; and (4) a $1.7 million increase in the fourth quarter of fiscal 2006 to the income tax provision to provide for deferred taxes related to temporary differences that will reverse upon the expiration of the Czech Republic tax

                                      (21)
holiday and additional state income taxes. Partially offsetting these items that increased the Company's effective income tax rate in fiscal 2006 were (1) a reduction in the income tax provision in the fourth quarter of fiscal 2006 resulting from the Japanese tax assessment, as further discussed below, and (2) the establishment of a $1.4 million accrual in the fourth quarter of fiscal 2005 for state income taxes primarily related to taxation of the Company's U.S. intangible holding company. The Company currently anticipates its effective tax rate to increase to 35.0% for fiscal 2007 due to a reduction in export tax credits, and it could increase to 36.5% if the U.S. Congress does not pass legislation renewing the research and development tax credit.

U.S. TAX MATTERS
On October 22, 2004, the President signed The American Jobs Creation Act of 2004 (the "Act"). The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminates the Extra Territorial Income ("ETI") Exclusion deduction, a tax incentive that benefits U.S. companies to manufacture export products domestically, over a three-year phase out period beginning in 2005. However, the phase out allowed the Company to obtain a significant percentage of the ETI benefit for fiscal 2005 and 2006 with a somewhat smaller benefit anticipated for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end. Additionally, the Act provides for a new tax deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006. This new deduction begins at 3% of the Company's U.S. domestic manufacturing income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2011 and beyond. While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during 2005 and 2006 and the phase in of the new manufacturing deduction benefit from 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for fiscal 2007 and beyond.

CZECH REPUBLIC TAX HOLIDAY
During fiscal 2006, the Company's effective income tax continued to reflect a benefit from a tax holiday in respect of the Company's Czech Republic operations. This tax holiday was in effect for a five-year period, effective through August 2006, and was limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased. This tax holiday expired in fiscal 2006 and the Company will cease to benefit from it in fiscal 2007.

JAPANESE TAX ASSESSMENT
In March 2004, the Company made a payment of $10.0 million to settle a tax assessment related to an ongoing Japanese Government tax audit of the Company's transfer pricing with its Japanese subsidiary. In order to recover a majority of this Japanese tax assessment, the Company initiated competent authority proceedings with the Internal Revenue Service in the U.S. In the fourth quarter of fiscal 2006, the competent authority proceedings were completed and the Company recorded a favorable tax credit of $3.7 million in the income tax provision to reflect relief from a tax assessment related to transfer pricing between the U.S. and the Company's Japanese subsidiary for its fiscal years 1998 through 2004.

NET INCOME
Net income in fiscal 2006 increased 41.8% to $56.0 million from $39.5 million in fiscal 2005. As a percentage of net sales, net income represented 11.6% in fiscal 2006 compared to 8.7% in fiscal 2005.

PER SHARE INFORMATION
Basic earnings per common share were $1.25 in fiscal 2006, up 40.4%, or $0.36 per share, from $0.89 in fiscal 2005. Diluted earnings per common share were $1.24 in fiscal 2006, up 40.9%, or $0.36 per share, from $0.88 in fiscal 2005. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,766,759 in fiscal 2006 from 44,300,408 in fiscal 2005, primarily as a result of additional stock option exercises during fiscal 2006. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,273,102 in fiscal 2006 from 45,007,881 in fiscal 2005 primarily as a result of additional stock option exercises during fiscal 2006 and an increase in potentially dilutive shares resulting from an increased average share price.

                                      (22)

FISCAL 2005 COMPARED TO FISCAL 2004

NET SALES
Net sales increased by $21.2 million, or 4.9%, to $454.3 million in fiscal 2005 from $433.1 million in fiscal 2004 due primarily to an increase in critical care sales, as well as an increase in cardiac care sales and a favorable foreign exchange impact during fiscal 2005 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for fiscal 2005 of $5.5. The following is a summary of the Company's sales by product platform:

Sales by Product Platform
(in millions)                                                                 For the years ended
                                                                  August 31, 2005             August 31, 2004
                                                                  ---------------             ---------------
       Central venous catheters                                       $235.2                       $ 222.7
       Specialty catheters                                             142.3                         135.1
       Non-Arrow distributed products                                    7.9                          12.0
                                                                      ------                       -------
            Subtotal critical care                                     385.4                         369.8
       Cardiac care                                                     68.9                          63.3
                                                                      ------                       -------
            TOTAL                                                     $454.3                       $ 433.1
                                                                      ======                       =======


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

GROSS PROFIT
Gross profit decreased 4.7% to $213.8 million in fiscal 2005 from $224.4 million in fiscal 2004. Gross margin decreased to 47.1% in fiscal 2005 compared to 51.8% in fiscal 2004. The decrease in gross margin was due primarily to several items, including: (1) the recording of a $12.4 million reserve in the fourth quarter of fiscal 2005 primarily for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts), consisting of $5.0 million of critical care product raw materials, semi-finished and finished goods, $3.5 million of Hemosonic components and $3.9 million of IAB inventories, which was due primarily to a change in the fourth quarter of fiscal 2005 from an order point to a Materials Requirement Planning system and an analysis in greater detail of planned future usage as compared to inventory quantities on hand; as a result, the Company was able to modify its estimates used to account for excess inventory; (2) the recording of a provision to cost of sales of $4.6 million in the second quarter of fiscal 2005 for inventory and manufacturing equipment related to the Company's LionHeart LVAS as a consequence of the Company's decision in April 2005 to discontinue the development, sales and marketing programs related to the LionHeart; (3) incremental cost of sales of $1.9 million in the second quarter of fiscal 2005 related to the Company's voluntary early retirement program; (4) a $2.1 million write off of manufacturing equipment no longer in use based on physical inventories in the fourth quarter of fiscal 2005 of the Company's worldwide equipment; (5) lower margins realized in fiscal 2005 on the sale of inventories of products acquired as part of the Company's purchase of the net assets of AB Medica, the Company's former Italian distributor, in September 2004, as further discussed below under "Liquidity and Capital Resources - Investing Activities"; and (6) unfavorable inventory adjustments in fiscal 2005 resulting from the scrapping of returned goods and periodic cycle counting of inventories. This negative impact on margins relative to the prior fiscal year was offset in part by: (1) a $3.5 million reduction in depreciation expense in the fourth quarter of fiscal 2005 for a correction of fixed asset lives related to manufacturing equipment in the Company's non-U.S. facilities, as those lives were

                                      (23)
shorter than those prescribed by the Company's policy; (2) higher margins resulting from increased sales of the Company's procedure kits featuring its safety devices and ARROWg+ard(R); (3) higher than average margins realized on increased sales of renal access products during fiscal 2005 associated with the Company's acquisition of Diatek in November 2002; and (4) higher cost of sales in fiscal 2004 due to the Company's write off of $3.1 million of inventory in the third quarter of fiscal 2004 for certain LionHeart components that became obsolete with the Company's decision during that quarter not to proceed with the LionHeart Phase II U.S. clinical trials using the first generation LionHeart power system.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased by 2.3% to $29.7 million in fiscal 2005 from $30.4 million in the comparable prior year period. As a percentage of net sales, these expenses decreased to 6.5% in fiscal 2005 compared to 7.0% in fiscal 2004. The decrease in research and development expenses was primarily due to decreased spending in fiscal 2005 on the LionHeart program, resulting from the Company's Board of Director's decision to discontinue the development, sales and marketing programs related to its LionHeart LVAS during the third quarter of fiscal 2005, offset in part by increased expenditures for the Company's critical care product line, including incremental research and development spending on its ARROWg+ard(R) antiseptic treatment products and peripherally inserted central catheter, or PICC, products, and increased expenditures for external professional fees in connection with the Company's completion of its investigation into the root causes for its recall of the NeoPICC Catheters.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased by 16.3% to $128.2 million in fiscal 2005 from $110.2 million in the comparable prior year period, and were 28.2% of net sales in fiscal 2005 compared to 25.4% in fiscal 2004. This increase was due primarily to the following factors: (1) incremental expenses related to the implementation of various special Company-wide programs, including $5.0 million related to the Company's voluntary early retirement program, $4.0 million related to the Company's review of its internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, $3.5 million incurred as a result of the Company's Project Operational Excellence program, $1.3 million in connection with the Company's corporate brand re-positioning program, and $0.5 million related to the completion of a study by an outside consulting firm of the Company's LVAS program during the first quarter of fiscal 2005; (2) increased costs of $2.0 million related to the settlement of a claim for indemnification related to a divested business during the fourth quarter of fiscal 2005 which the Company paid on November 4, 2005; (3) increased international costs, including $1.8 million related to the expansion of the Company's Italian direct sales subsidiary following the Company's acquisition of AB Medica in September 2004, $1.5 million resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, and $0.9 million related to the continued enhancement of the Company's European sales office; and (4) increased amortization expense of $1.0 million related to the intangible asset included as part of the acquisition of AB Medica in September 2004. These increases were offset in part by the following: (1) decreased expenses of $2.7 million due to a reduction in the accrual for the Company's income growth bonus plan for its executive officers and key management employees; (2) decreased expenses of $1.2 million related to legal costs associated with the Company's defense of patent litigation relating to certain of its hemodialysis catheter products incurred in fiscal 2004; (3) the non-recurrence of both a $1.3 million charge for severance and other costs incurred in fiscal 2004 in connection with the reorganization of some of the Company's operations and $0.6 million charge in fiscal 2004 for a write-off of manufacturing equipment related to the LionHeart LVAS; and (4) decreased expenses of $0.3 million related to the correction of fixed asset lives associated with the Company's foreign sales subsidiaries.

RESTRUCTURING CHARGES
The Company recorded $1.9 million of restructuring charges in fiscal 2005 compared to $0.2 million in fiscal 2004 related primarily to severance payments associated with its consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See "-Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan."

OPERATING INCOME
Principally due to the above factors, operating income decreased 35.5% to $54.0 million in fiscal 2005 from $83.7 million in fiscal 2004.

OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net, was $0.8 million of income in fiscal 2005 as compared to $0.8 million of expense in fiscal 2004, due in part to the Company earning a higher amount of interest in fiscal 2005 on its investments of cash balances. Aggregate foreign exchange losses were $0.1 million and $0.6 million in fiscal 2005 and 2004, respectively. Foreign currency contracts resulted in less than $0.1 million of gains in fiscal 2005 and $0.7 million of losses in fiscal 2004.

INCOME BEFORE TAXES
As a result of the factors discussed above, income before income taxes decreased in fiscal 2005 by 33.9% to $54.8 million from $82.9 million in fiscal 2004.

CZECH REPUBLIC TAX HOLIDAY
The effective tax rate for fiscal 2005 reflects the benefits of a tax holiday in respect of the Company's Czech Republic operations. This tax holiday is effective through August 2006 and is limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased. This tax holiday resulted in a $2.8 million reduction in the Company's income tax provision for fiscal 2005, or $0.05 basic and diluted earnings per share.

                                      (24)

NET INCOME
Net income in fiscal 2005 decreased 29.3% to $39.5 million from $55.9 million in fiscal 2004. As a percentage of net sales, net income represented 8.7% in fiscal 2005 compared to 12.9% in fiscal 2004.

EFFECTIVE TAX RATE
The Company's effective income tax rate in fiscal 2005 decreased to 27.9% from 32.5% in fiscal 2004 due primarily to: (1) a reduction in the income tax provision in the fourth quarter of fiscal 2005 resulting from a shift in the mix of earnings to the Czech Republic, which carries a lower tax rate due to a tax holiday effective through August 2006, as further discussed below; (2) a reduction in taxable income without a corresponding reduction in research and development tax credits and the Extraterritorial Income Regime (the "ETI") tax deduction; and (3) more favorable than expected fiscal 2004 research and development tax credits resulting from the completion of the Company's analysis of these credits during the second quarter of fiscal 2005. Partially offsetting these benefits that reduced the effective income tax rate was the establishment of a $1.4 million accrual for state income taxes primarily related to taxation of its intangible holding company.

PER SHARE INFORMATION
Basic earnings per common share were $0.89 in fiscal 2005, down 30.5%, or $0.39 per share, from $1.28 in fiscal 2004. Diluted earnings per common share were $0.88 in fiscal 2005, down 30.2%, or $0.38 per share, from $1.26 in fiscal 2004. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,300,408 in fiscal 2005 from 43,559,410 in fiscal 2004, primarily as a result of an increase in stock option exercises during fiscal 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,007,881 in fiscal 2005 from 44,301,960 in fiscal 2004 primarily as a result of an increase in potentially dilutive shares resulting from an increased share price and an increase in stock option exercises for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES
CASH FROM OPERATIONS. Arrow's primary source of funds continues to be cash generated from operations, as shown in the Company's consolidated statement of cash flows included in Item 8 of this report. For fiscal 2006, net cash provided by operations was $70.7 million, a decrease of $8.5 million, or 10.7% from the prior year, due primarily to changes in certain working capital and other accounts, including accrued liabilities, prepaid pension costs, prepaid income taxes, accrued post-retirement benefit obligation, inventories, deferred income tax and accounts receivable, all as described below.

ACCRUED LIABILITIES. Accrued liabilities decreased $4.7 million in fiscal 2006 compared to a $12.1 million increase in fiscal 2005. The decrease in fiscal 2006 was due primarily to the payment of $2.0 million in November 2005 for the settlement of an indemnification claim related to a divested business and professional service fees accrued at August 31, 2005 associated with the Company's assessment of its internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase in fiscal 2005 was due primarily to (1) the establishment of a deferred revenue account in fiscal 2005 of $4.3 million as a result of the Company's change in the accounting treatment related to its shipping terms, as further discussed below under "Critical Accounting Policies and Estimates," resulting in the reversal of sales and a corresponding increase in deferred revenue, (2) the accrual of $2.0 million in the fourth quarter of fiscal 2005 for the settlement of an indemnification claim related to a divested business, which the Company paid in November 2005, and (3) an incremental accrual related to professional service fees for external auditing and internal audit assistance associated with the Company's assessment of its internal control over financial reporting.

PREPAID PENSION COSTS. Prepaid pension costs increased $14.9 million in fiscal 2006 compared to a $8.1 million decrease in fiscal 2005, primarily as a result of eliminating the requirement for an additional minimum liability as of August 31, 2006 that the Company had recorded as of August 31, 2005 for its salaried employee pension plan. In fiscal 2005, the Company had recorded an additional minimum liability of $13.2 million for the Company's salaried employee pension as of August 31, 2005 due to the accumulated benefit obligation for the plan exceeding the fair value of plan assets, which occurred in fiscal 2005 primarily because of a reduction in the discount rate used to measure plan obligations as of August 31, 2005 compared to August 31, 2004 and the impact of the Company's Early Retirement Program during fiscal 2005, which, as described below, provided unreduced early retirement benefits to eligible electing retirees. This elimination of the additional minimum liability for the Company's salaried employee pension plan resulted in the change from a liability at August 31, 2005 to a prepaid pension asset balance at August 31, 2006. Offsetting this increase were smaller payments in fiscal 2006 required to fund certain of the Company's pension plans.

PREPAID INCOME TAXES. Prepaid income taxes increased $9.5 million in fiscal 2006 due to the conclusion of competent authority proceedings in the fourth quarter of fiscal 2006 related to the Japanese tax assessment, as further discussed below, which resulted in the reclassification from long-term assets to current assets of a $4.3 million income tax receivable from the U.S. Government and the recording of an additional $5.2 million representing an income tax refund due from the Japanese Government.

ACCRUED POST-RETIREMENT BENEFIT OBLIGATION. Accrued post-retirement benefit obligation decreased $1.5 million in 2006 compared to a $5.3 million increase in fiscal 2005 primarily as a result of the recording of a $13.2 million additional minimum liability for the Company's salaried employee pension plan as of August 31, 2005, as further described above.

INVENTORIES. Inventories increased $7.5 million in fiscal 2006 compared to a $0.7 million decrease in fiscal 2005. The fiscal 2006 increase is due primarily to (1) increased finished goods resulting from the Company's worldwide initiatives to produce and maintain sufficient levels of inventory required to meet growing customer demand, and (2) increased raw materials required to meet higher line fill rate standards, support the launch of certain of the Company's new products, including its Maximal Barrier central venous access kit and Pressure Injectable PICC, and buildup of the Company's supply of sole-source components, offset in part by reduced inventory

                                      (25)
costs due to lower manufacturing variances from standard costs generated during the second half of fiscal 2006, partially as a result of the Company's manufacturing capital investment program, which will be recognized in the first half of fiscal 2007. The decrease in fiscal 2005 is primarily due to: (1) a reduction of inventory associated with the recording of a $12.4 million reserve in the fourth quarter of fiscal 2005 primarily for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts) consisting of $5.0 million of critical care product raw materials, semi-finished and finished goods, $3.5 million of Hemosonic components and $3.9 million of IAB inventories, which was due primarily to a change in the fourth quarter of fiscal 2005 from an order point to a Materials Requirement Planning system and an analysis in greater detail of planned future usage to inventory quantities on hand; as a result, the Company was able to modify its estimates used to account for excess inventory; and (2) a $2.9 million write off of inventory related to the Company's LionHeart LVAS as a result of the Company's decision in April 2005 to discontinue this program. These decreases were offset in part by (1) additional production and related manufacturing costs necessary to support the Company's higher rate of sales, (2) incremental inventory value of $2.0 million recorded as of August 31, 2005 as a result of the Company's change in the accounting treatment related to its shipping terms in the second quarter of fiscal 2005, and (3) increased inventory in connection with the anticipated introduction of the enhanced version of the Company's AutoCAT(R)2 WAVE IAB and related LightWAVE catheter system.

DEFERRED INCOME TAXES. Deferred income taxes decreased $7.8 million in fiscal 2006 compared to a $5.3 million increase in fiscal 2005. The decrease in fiscal 2006 was due primarily to the realization of the deferred tax assets associated with the capital loss carryforward and a decrease in deferred income taxes related to the Company's adjustment of its additional minimum pension liability for its salaried employee pension plan, as further described above.

ACCOUNTS RECEIVABLE. Accounts receivable increased $5.9 million in fiscal 2006 compared to a $7.1 million increase in fiscal 2005. Accounts receivable, measured in days sales outstanding during the period, was 73 days at both August 31, 2006 and August 31, 2005.

As of August 31, 2006, the Company had an accounts receivable balance from its Italian customers of $10.2 million, of which approximately 72% is related to Italian Government-backed hospital customers. The Company increased its direct sales in this region following its acquisition of AB Medica in September 2004 by taking over the sales formerly conducted by this former distributor. As of August 31, 2006, the days sales outstanding was 280 days, which is significantly higher than that of the Company's overall August 31, 2006 average customer days sales outstanding of 73 days. However, according to information provided by Italy's National Health Service as of March 19, 2005, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 330 days. The Company's payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has impacted the Company's overall days sales outstanding. The Italian government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company's assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of August 31, 2006, the Company had recorded an allowance of $0.1 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.

The Company currently evaluates all of its trade receivables on a regular basis, including those with its Italian customers, to ensure that each receivable is recorded at net realizable value.

EARLY RETIREMENT PROGRAM. During the second quarter of fiscal 2005, the Company recorded $6.9 million in total costs with respect to its previously reported Early Retirement program, of which $1.9 million was recorded to cost of sales and $5.0 million to selling, general and administrative expenses. Of the $6.9 million in total costs, $2.8 million was related to pension and other post-retirement benefits, and $3.0 million was a cash charge related to severance and related costs. The remaining $1.1 million was incurred as a non-cash charge for accelerated vesting of stock options held by participants in this program. A total of 28 participants elected to participate in this program, including, as previously reported, the Company's former President and Chief Operating Officer and its former Executive Vice President - Global Business Development.

JAPANESE TAX ASSESSMENT. In March 2004, the Company made a payment of $10.0 million to settle a tax assessment related to an ongoing Japanese Government tax audit of the Company's transfer pricing with its Japanese subsidiary. In order to recover a majority of this Japanese tax assessment, the Company initiated competent authority proceedings with the Internal Revenue Service in the U.S. In the fourth quarter of fiscal 2006, the competent authority proceedings were completed and the Company recorded a favorable tax credit of $3.7 million to reflect relief from a tax assessment related to transfer pricing between the U.S. and the Company's Japanese subsidiaries for its fiscal years 1998 through 2004.

INVESTING ACTIVITIES.
Net cash used in the Company's investing activities increased to $60.0 million in fiscal 2006 from $44.5 million in fiscal 2005, due primarily to the Company's acquisition, as further discussed below, of certain assets of Kimal in the third quarter of fiscal 2006, incremental purchases of marketable securities in fiscal 2006 and increased capital expenditures in support of its multi-year capital investment plan, also as discussed below. This increase was offset in part by the Company's acquisition, as further discussed below, of certain assets of AB Medica in fiscal 2005 and costs incurred in fiscal 2005 to expand the Company's finished goods warehouse and distribution center in Asheboro, North Carolina.

ACQUISITION OF AB MEDICA. On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $9.3 million, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since

                                      (26)

1982. The asset purchase agreement included the purchase of customer lists and distributorship rights, as well as the inventory and specified contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of August 31, 2006, pursuant to the asset purchase agreement, the Company had paid $9.0 million in cash and recorded a current liability of $0.3 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $6.1 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1.5 million charge, or $1.0 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

                (in millions)
                Inventories                              $     3.2
                Intangible assets                              6.1
                                                         ----------
                   Total purchase price                  $     9.3
                                                         ==========

ACQUISITION OF KIMAL PLC. On April 3, 2006, the Company purchased certain assets of one of its distributors in the United Kingdom (UK) and Ireland, Kimal PLC, for a total purchase price of approximately $10.6 million, subject to post-closing adjustments. Kimal had been one of the Company's flagship distributors in Europe for more than 27 years and continues to distribute the Company's products in the Middle East region. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with Kimal's sale of the Company's products in the UK and Ireland. In the third quarter of fiscal 2006, the Company began selling directly in the UK through its subsidiary, Arrow International UK Limited, and selling in Ireland through a distributor previously utilized by Kimal. As of August 31, 2006, pursuant to the asset purchase agreement, the Company had paid $9.6 million in cash and recorded a current liability of $1.0 million for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $8.8 million, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in fiscal 2006 was a $1.3 million charge to cost of goods sold, or $0.9 million against net income ($0.02 diluted earnings per share), for the step-up of inventory purchased from Kimal. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

                (in millions)
                Inventories                            $         1.8
                Other current assets                               -
                Intangible assets                                8.8
                                                       --------------
                   Total purchase price                $        10.6
                                                       ==============

MULTI-YEAR CAPITAL INVESTMENT PLAN. As previously reported, in April 2004 the Company's Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan was initiated to improve customer service, support projections for future growth and to integrate operations acquired in recent years, and included the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which was commenced in the first quarter of fiscal 2005 and completed during fiscal 2006. During the second quarter of fiscal 2006, production of multi-lumen central venous catheters began at the new Chihuahua facility and, in August 2006, production began at the Company's new Zdar facility. As of August 31, 2006, the Company had incurred a total of $29.3 million related to the construction of these new facilities. In addition, as of August 31, 2006, the Company had spent $4.7 million for new equipment in connection with this capital investment program and expects to incur an additional $10.3 million through the end of fiscal 2008, subject to fluctuations in foreign exchange rates.

As part of its plans to rationalize its operations in the United States, in August 2004 the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. The Company incurred costs of $0.7 million in connection with this restructuring, consisting primarily of severance payments. Severance payments related to 53 employees primarily in manufacturing at both facilities. Additionally, on December 2, 2005, the Company sold its San Antonio, Texas facility and, as a result, recognized a pre-tax gain of $0.3 million in the second quarter of fiscal 2006. As of August 31, 2006, the Company had completed its consolidation of these operations and had incurred all of the related costs.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in fiscal 2006 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2.0 million. As of August 31, 2006, the Company had incurred costs of $1.6 million related to this relocation, of which $0.9 million had been paid.

PROJECT OPERATIONAL EXCELLENCE. During fiscal 2006, the Company continued to take additional steps in implementing its Project Operational Excellence program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed above under "Multi-Year Capital Investment Plan," restructuring the Company's manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company's production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and establish process excellence.

                                      (27)

In connection with the Company's efforts to enhance its good manufacturing practices and quality system compliance, it incurred $1.4 million of outside consulting costs and internal out-of-pocket travel expenses in fiscal 2006, and anticipates spending an additional $0.1 million to complete this process during the first quarter of fiscal 2007. The Company incurred $3.5 million of costs related to this program in fiscal 2005. All of these costs, in both fiscal 2005 and 2006, have been recorded as selling, general and administrative expenses.

FINANCING ACTIVITIES
Financing activities provided $17.3 million of net cash in fiscal 2006 compared to using $9.8 million in fiscal 2005, primarily as a result of the Company's increased borrowing under its revolving credit facilities and, in particular, its Czech Republic credit facility used to help finance the construction of its new manufacturing facility in Zdar, Czech Republic. Cash provided by financing activities, however, was reduced by an increase in dividend payments following the Company's increase in the amount of its quarterly dividend during the second quarter of each of fiscal 2005 and 2006, and a decrease in proceeds from stock option exercises.

CREDIT FACILITIES. To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At August 31, 2006 and 2005, the Company had a revolving credit facility providing a total of $90.0 million and $65.0 million, respectively, in available revolving credit for general business purposes, of which $66.1 million and $21.8 million was outstanding, respectively, all of which is owed by its foreign subsidiaries. The increase in the available credit under this credit facility was effected in the fourth quarter of fiscal 2006 primarily to provide increased funding for the construction of the Company's Zdar, Czech Republic manufacturing facility. At August 31, 2006, $40.1 million of such outstanding indebtedness related to the Company's Czech Republic subsidiary, as discussed above. Under this credit facility, the Company is required to comply with certain financial covenants. At August 31, 2006 and 2005, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility. The Company currently anticipates that the adoption of Statement of Financial Accounting Standards (SFAS) No. 158 during fiscal 2007 will not have a material impact on its compliance with any of these debt covenants. The Company is currently considering refinancing some of its borrowings under this credit facility with longer term fixed rate debt.

Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $31.6 and $32.0 million, of which $4.9 and $5.1 million were outstanding as of August 31, 2006 and 2005, respectively.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender, London Interbank Offered Rates (LIBOR) or Tokyo Interbank Offered Rates (TIBOR), plus applicable margins. Interest is payable monthly during the revolving credit period. At August 31, 2006, the weighted average interest rate on short-term borrowings was 2.9% per annum. Combined borrowings under these facilities increased $44.1 million during fiscal year 2006, all of which was related to foreign borrowings.

INFLATION AND SEASONALITY
During the periods discussed above, the overall effects of inflation and seasonality on the Company's business were not significant.

CONTRACTUAL OBLIGATIONS
A summary of all of the Company's contractual obligations and commercial commitments as of August 31, 2006 were as follows:

                                                                     Payments due
                                                                          or
                                                                 Commitment Expiration
                                                                       by Period
                                              -----------------------------------------------------------
                                                              Less                                More
     Contractual Obligations and                              than        1 - 3       3 - 5       than 5
        Commercial Commitments                  Total        1 year       years       years       years
------------------------------------          --------      --------      ------      ------      ------
            (in Millions)
Current maturities of long-term debt          $    1.0      $    1.0     $     -     $     -     $     -
Operating leases                                  20.9           4.3         6.0         3.5         7.1
Purchase obligations (1)                          29.1          29.1           -           -           -
Other long-term obligations                        0.6           0.1         0.1         0.1         0.3
Lines of credit (2)                               71.0          71.0           -           -           -
Standby letters of credit                          2.3           2.3           -           -           -
                                              --------      --------      ------      ------      ------

Total cash contractual obligations and
commercial commitments                        $  124.9      $  107.8      $  6.1      $  3.6      $  7.4
                                              ========      ========      ======      ======      ======

(1) Includes open purchase orders primarily relating to the purchase of raw materials, equipment and certain consulting and information system services.

(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.

                                      (28)

OUTLOOK
Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those remaining pursuant to the Company's multi-year capital investment plan and other initiatives related to its Project Operational Excellence, as discussed above, and to meet the currently foreseeable liquidity needs of the Company.

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

Revenue Recognition:

Revenue is recognized by the Company based upon estimates of the time its products are delivered and title and risk of loss has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis. The Company offers sales discounts to certain customers based on prior experience with these customers, business needs and regional competition. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. Historically, product returns have not been material. The Company's practice is to credit or replace lost or damaged shipments. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. The Company relies on prior payment trends while giving consideration to other criteria such as political risk, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. The Company regularly reviews individual past due balances over 90 days and over a specific amount for collectibility and maintains a specific allowance for customer accounts that will likely not be collectible. The Company also maintains an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

Inventory:

The Company uses a standard cost system and cost is determined by the "first-in, first-out" (FIFO) method. This standard cost system uses estimates of overhead absorption, direct labor hours, production volumes and yields. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to net realizable value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete based on a quarterly assessment performed by the Company's management. During the fourth quarter of fiscal 2005, the Company changed from an order point to a Materials Requirement Planning system and compared in greater detail planned future usage to inventory quantities on hand and, as a result, was able to modify its estimates used to account for excess inventory. As a result of this modification of its estimates, the Company recorded in the fourth quarter of fiscal 2005 a $12.4 million reserve primarily for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts), consisting of $5.0 million of critical care raw materials, semi-finished and finished goods, $3.5 million of HemoSonic components and $3.9 million of IAB inventories. Inventory in excess of 36 months of forecasted usage may be used in the future if production requirements increase. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2006, the Company had $0.4 million of inventory related to its HemoSonic(TM) hemodynamic monitoring devices. The Company is currently developing improvements to this

                                      (29)
product that it believes should enhance the demand for this product in the marketplace. The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions.

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

Income Taxes:

The Company's effective tax rate differs from the statutory rate primarily as a result of research and development tax credits, deductions associated with the Extraterritorial Income Tax regime/Section 199 deduction and a tax holiday in the Czech Republic. Because the Company operates in a number of domestic and foreign tax jurisdictions, the statutory rates within these various jurisdictions are considered in determining the Company's overall effective tax rate. Management's judgment is required to determine the Company's consolidated provision for income tax expense, deferred income tax balances and any valuation allowances associated with deferred tax assets. The Company's management also considers open statutory periods, current and anticipated audits, and the impact that any adverse adjustments would have on the Company's current and prospective overall effective tax rate.

The Company regularly reviews its deferred tax assets for recoverability and has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of SFAS No. 151, effective September 1, 2005. The impact of this Statement on the Company's consolidated financial statements was not material to its results of operations for fiscal 2006.

The FASB issued SFAS No. 123R, "Share-Based Payment-an amendment of SFAS No. 123 and 95" in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company's income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. In addition, the SEC issued SAB No. 107 "Share Based Payment", in March 2005, which provides supplemental SFAS No. 123R guidance based on the views of the SEC. The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement resulted in a charge of $3.9 million in fiscal 2006 to income from continuing operations and income before income taxes, of which $0.5 million was recorded to cost of sales, $0.4 million to research and development, and $3.0 million to selling, general and administrative expenses. These charges impacted net income by $3.4 million, or $0.07 basic and diluted earnings per share, in fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because SFAS No. 123R precludes the Company from recognizing a tax benefit on future disqualifying dispositions of incentive stock options until these dispositions occur.

                                      (30)

The FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109" ("FIN 48"), in July 2006. The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on its consolidated financial statements.

The FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)", in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $26.0 million to other comprehensive expense as of August 31, 2007.

The SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") in September 2006, to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material but are material under the guidance in SAB No. 108. The Company currently believes that this statement will not have a material impact on the Company's consolidated financial statements.


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

       The fair value of all the Company's foreign currency forward contracts outstanding at August 31, 2006 was $0.4 million. The following analysis estimates the sensitivity of the fair value of all foreign currency forward contracts to hypothetical 10% favorable and unfavorable changes in spot exchange rates at August 31, 2006 and 2005:

                                                         Fair Value of Foreign Currency
                                                               Forward Contracts
                                                                 (in millions)
                                              -----------------------------------------------------
                                                 August 31, 2006                August 31, 2005
                                              ----------------------         ----------------------
10% adverse rate movement                            $ (0.2)                        $ (0.9)
At August 31st rates                                      -                              -
10% favorable rate movement                          $ (0.6)                          $1.4

       The Company had no foreign currency option contracts outstanding at August 31, 2006 and 2005.

       Any gains and losses on the fair value of forward and option contracts would be largely offset by losses and gains on the underlying transactions or anticipated transactions. During fiscal 2006, 2005 and 2004, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 27.5%, 27.1% and 24.3%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company's consolidated statements of income. Realized gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. The total

                                      (31)
premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company's Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders' equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company's business, financial condition and results of operations. Based upon the Company's knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company's policy prohibits the use of derivative instruments for speculative purposes. As of October 1, 2006, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $35.6 million mature at various dates through June 2007. As of October 1, 2006, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

        The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

       Additional Quantitative and Qualitative disclosures about market risk (e.g., interest rate and foreign currency exchange risk) are set forth in Note 16 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

                                      (32)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----

             Management's Report on Internal Control over                                        34
               Financial Reporting

             Report of Independent Registered Public Accounting                               35-36
               Firm

             Consolidated Balance Sheets at August 31, 2006 and                               37-38
               2005

             Consolidated Statements of Income for the years ended                               39
               August 31, 2006, 2005 and 2004

             Consolidated Statements of Comprehensive Income                                     40
               (Expense) for the years ended August 31, 2006, 2005
               and 2004

             Consolidated Statements of Cash Flows for the years                              41-42
               ended August 31, 2006, 2005 and 2004

             Consolidated Statements of Changes in Shareholders'                              43-45
               Equity for the years ended August 31, 2006, 2005
               and 2004

             Notes to Consolidated Financial Statements                                       46-69

             Schedule II - Valuation and Qualifying Accounts                                     70


                                      (33)

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

       Management of the Company evaluated the effectiveness of its internal control over financial reporting as of August 31, 2006, based on the criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on such evaluation and the criteria in the COSO framework, the Company has concluded that its internal control over financial reporting was effective as of August 31, 2006.

       Management's assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

       Management has excluded Arrow International UK Limited from its assessment of internal control over financial reporting as of August 31, 2006 because the operations and assets of this wholly-owned subsidiary were acquired by the Company in a purchase business combination during fiscal 2006. Management has also excluded Arrow International UK Limited from its assessment of internal control over financial reporting. Arrow International UK Limited's total assets and total net sales represented $5.0 million and $4.7 million, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended August 31, 2006.

                                      (34)

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arrow International, Inc.:

We have completed integrated audits of Arrow International, Inc.'s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Arrow International, Inc. and its subsidiaries (the "Company") at August 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statements of Financial Accounting Standards No. 123R, "Share-Based Payment" on September 1, 2005.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

                                      (35)

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Arrow International UK Limited from its assessment of internal control over financial reporting as of August 31, 2006 because they were acquired by the Company in a purchase business combination during 2006. We have also excluded Arrow International UK Limited from our audit of internal control over financial reporting. Arrow International UK Limited is a wholly-owned subsidiary whose total assets and total net sales represent $5.0 million and $4.7 million, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.




PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
November 13, 2006

                                      (36)

                            ARROW INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except share amounts)

                                                                                              August 31,
                                                                                    -----------------------------
                                                                                      2006                2005
                                                                                    ---------           ---------
 ASSETS

 Current assets:
      Cash and cash equivalents                                                     $ 148,576           $ 119,326
       Marketable securities                                                            9,783                   -
       Accounts receivable, less allowance for doubtful accounts
           of $1,970 and $2,176 in 2006 and 2005, respectively                         96,937              91,029
       Inventories                                                                    102,901              95,356
       Prepaid expenses and other                                                       7,808               8,410
       Prepaid income taxes                                                             9,506                   -
       Deferred income taxes                                                           13,709              16,338
                                                                                    ---------           ---------
       Total current assets                                                           389,220             330,459
                                                                                    ---------           ---------

 Property, plant and equipment:
       Land and improvements                                                            7,131               6,887
       Buildings and improvements                                                     127,066              98,475
       Machinery and equipment                                                        205,130             193,215
       Construction-in-progress                                                        22,821              23,026
       Property, plant and equipment held for sale, net                                     -               1,499
                                                                                    ---------           ---------
                                                                                      362,148             323,102
        Less accumulated depreciation                                                (188,295)           (170,895)
                                                                                    ---------           ---------
                                                                                      173,853             152,207

 Goodwill                                                                              42,830              42,772

 Intangible assets, net of accumulated amortization of $34,325 and $27,841
     in 2006 and 2005, respectively                                                    45,787              43,674
 Other assets                                                                           9,863              10,372
 Prepaid pension costs                                                                 35,884              21,006
                                                                                    ---------           ---------

       Total other assets                                                             134,364             117,824
                                                                                    ---------           ---------

       Total assets                                                                 $ 697,437           $ 600,490
                                                                                    =========           =========

                 See notes to consolidated financial statements

                                      (37)

                            ARROW INTERNATIONAL, INC.

                      (In thousands, except share amounts)

                                                                           August 31,
                                                                -----------------------------
                                                                  2006                2005
                                                                ---------           ---------
LIABILITIES

Current liabilities:
      Current maturities of long-term debt                      $     995           $   1,054
      Notes payable and lines of credit                            70,979              26,891
      Cash overdrafts                                                 266                 400
      Accounts payable                                             23,316              17,391
      Accrued liabilities                                          19,925              24,571
      Accrued dividends                                             7,635               6,693
      Accrued compensation                                         14,771              12,908
      Accrued income taxes                                            200               1,945
                                                                ---------           ---------
      Total current liabilities                                   138,087              91,853

Long-term debt                                                          -                   -
Accrued postretirement and pension benefit obligations             19,072              20,557
Deferred income taxes                                              14,730               9,573
Commitments and contingencies (Note 17)

SHAREHOLDERS' EQUITY

Preferred stock, no par value;
    5,000,000 shares authorized;
    none issued                                                         -                   -

Common stock, no par value;
    100,000,000 shares authorized;
    52,957,626 shares issued in 2006 and 2005                      45,661              45,661
Additional paid-in capital                                         36,137              27,404
Retained earnings                                                 485,618             459,181

Treasury stock at cost:
    8,051,883 and 8,339,767 shares
    in 2006 and 2005, respectively                                (53,022)            (54,728)
Accumulated other comprehensive income                             11,154                 989
                                                                ---------           ---------

          Total shareholders' equity                              525,548             478,507
                                                                ---------           ---------


          Total liabilities and shareholders' equity            $ 697,437           $ 600,490
                                                                =========           =========

                 See notes to consolidated financial statements

                                      (38)

                            ARROW INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               (In thousands, except share and per share amounts)

                                                                  for the years ended August 31,
                                                       ------------------------------------------------
                                                           2006              2005              2004
                                                       ------------      ------------      ------------
Net sales                                              $    481,587      $    454,296      $    433,134
Cost of goods sold                                          244,757           240,457           208,687
                                                       ------------      ------------      ------------
       Gross profit                                         236,830           213,839           224,447
                                                       ------------      ------------      ------------

Operating expenses:
       Research and development                              27,548            29,692            30,374
       Selling, general and administrative                  129,961           128,232           110,192
       Restructuring charge                                     218             1,886               208
                                                       ------------      ------------      ------------
                                                            157,727           159,810           140,774
                                                       ------------      ------------      ------------

       Operating income                                      79,103            54,029            83,673
                                                       ------------      ------------      ------------

Other expenses (income):
       Interest expense, net of amount capitalized              895               648             1,117
       Interest income                                       (4,053)           (1,770)             (856)
       Other, net                                               401               327               535
                                                       ------------      ------------      ------------
                                                             (2,757)             (795)              796
                                                       ------------      ------------      ------------
Income before income taxes                                   81,860            54,824            82,877

Provision for income taxes                                   25,851            15,311            26,935
                                                       ------------      ------------      ------------


          Net income                                   $     56,009      $     39,513      $     55,942
                                                       ============      ============      ============


Basic earnings per common share                        $       1.25      $       0.89      $       1.28
                                                       ============      ============      ============
Diluted earnings per common share                      $       1.24      $       0.88      $       1.26
                                                       ============      ============      ============
Cash dividends per common share                        $       0.66      $       0.54      $       0.35
                                                       ============      ============      ============

        Weighted average shares used in computing
                basic earnings per common share          44,766,759        44,300,408        43,559,410
                                                       ============      ============      ============

        Weighted average shares used in computing
               diluted earnings per common share         45,273,102        45,007,881        44,301,960
                                                       ============      ============      ============

                 See notes to consolidated financial statements

                                      (39)

                            ARROW INTERNATIONAL, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (EXPENSE)

                                 (In thousands)

                                                                      for the years ended August 31,
                                                                -----------------------------------------
                                                                  2006            2005             2004
                                                                --------        --------         --------
Net income                                                      $ 56,009        $ 39,513         $ 55,942

Other comprehensive income (expense):
        Foreign currency translation adjustments                   3,015           3,670            4,802

        Minimum pension liability adjustment, net of tax
           ($4,446), $4,455 and $(42), respectively                7,150          (7,165)              69
                                                                --------        --------         --------

                  Other comprehensive income (expense)            10,165          (3,495)           4,871
                                                                --------        --------         --------


                  Total comprehensive income (expense)          $ 66,174        $ 36,018         $ 60,813
                                                                ========        ========         ========

                 See notes to consolidated financial statements

                                      (40)

                            ARROW INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                           For the years ended August 31,
                                                                                      ---------------------------------------
                                                                                        2006           2005           2004
                                                                                      ---------      ---------      ---------
Cash flows from operating activities:
      Net income                                                                      $  56,009      $  39,513      $  55,942
Adjustments to reconcile net income to net cash
 provided by operating activities:
      Depreciation                                                                       20,415         16,026         19,086
      Amortization                                                                        6,504          5,482          4,692
      Inventory reserve charge                                                                -         12,419              -
      Fixed asset write off                                                                   -          2,427              -
      Abandonment of facility expansion plan                                                  -              -          1,658
      LionHeart(TM) charges                                                                   -          4,903          3,698
      Early retirement plan stock option charge                                               -          1,126              -
      401(k) plan stock contribution                                                        925            883            816
      Excess tax benefit from exercise of stock options                                    (796)         3,997          2,112
      Stock compensation charge                                                           3,904             54              -
      (Gain) loss on sale of property, plant and equipment                                 (143)           581            421
      Deferred income taxes                                                               3,189           (871)        (2,682)
Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable, net                                                           (3,447)        (6,929)         1,471
      Inventories                                                                        (4,500)       (10,044)        (7,646)
      Prepaid expenses and other                                                            464         (1,133)         7,711
      Prepaid income taxes                                                               (5,178)             -              -
      Accounts payable and accrued liabilities                                           (4,355)        14,881         (4,354)
      Accrued compensation                                                                1,761         (1,283)         3,279
      Accrued income taxes                                                                 (758)        (2,988)         1,072
      (Decrease) increase in provision for postretirement benefit obligation             (1,626)        (7,960)         1,616
      (Increase) decrease in prepaid pension costs                                       (1,666)         8,121          2,889
                                                                                      ---------      ---------      ---------
              Total adjustments                                                          14,693         39,692         35,839
                                                                                      ---------      ---------      ---------
                 Net cash provided by operating activities                               70,702         79,205         91,781
                                                                                      ---------      ---------      ---------
Cash flows from investing activities:
      Capital expenditures                                                              (38,297)       (33,958)       (26,416)
      Purchase of marketable securities                                                 (18,923)             -              -
      Sales and maturities of marketable securities                                       9,140              -              -
      Proceeds from sale of property, plant and equipment                                 2,823             23            615
      (Increase) in intangible and other assets                                          (5,178)        (1,999)        (5,274)
      Cash paid for businesses acquired                                                  (9,575)        (8,550)             -
                                                                                      ---------      ---------      ---------
                 Net cash used in investing activities                                  (60,010)       (44,484)       (31,075)
                                                                                      ---------      ---------      ---------
Cash flows from financing activities:
      Increase (decrease) in notes payable and lines of credit                           40,514             43         (4,939)
      Principal payments of long-term debt                                                    -         (1,925)          (300)
      Reduction of current maturities of long-term debt                                     (59)           (57)          (699)
      (Decrease) in book overdrafts                                                        (134)          (736)          (370)
      Excess tax benefit from exercise of stock options                                     796              -              -
      Dividends paid                                                                    (28,630)       (21,255)       (14,792)
      Proceeds from stock options exercised                                               4,824         14,106          6,685
                                                                                      ---------      ---------      ---------
                 Net cash provided by (used in) financing activities                     17,311         (9,824)     (14,415))
                                                                                      ---------      ---------      ---------
Effects of exchange rate changes on cash and cash equivalents                             1,247            253            910
Net change in cash and cash equivalents                                                  29,250         25,150         47,201
Cash and cash equivalents at beginning of year                                          119,326         94,176         46,975
                                                                                      ---------      ---------      ---------
Cash and cash equivalents at end of year                                              $ 148,576      $ 119,326      $  94,176
                                                                                      =========      =========      =========


                 See notes to consolidated financial statements

                                      (41)

                            ARROW INTERNATIONAL, INC.

                                 (In thousands)

                                                                                       For the years ended August 31,
                                                                               ----------------------------------------------
                                                                                 2006               2005               2004
                                                                               --------           --------           --------

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest (net of amount capitalized)                                           $    807           $    836           $    759
Income taxes                                                                   $ 32,329           $ 14,284           $ 21,406


Business acquisitions:

Estimated fair value of assets acquired                                        $ 10,618           $  8,871           $      -
Accrual for additional payments owed                                              1,043                321                  -
                                                                               --------           --------           --------
Cash paid for assets                                                           $  9,575           $  8,550           $      -
                                                                               ========           ========           ========

Cash paid for businesses acquired:
      Working capital                                                          $  1,863           $  3,221           $      -
      Intangible assets                                                           8,755              5,650                  -
      Accrual for additional payments owed                                       (1,043)              (321)                 -
                                                                               --------           --------           --------
                                                                               $  9,575              8,550                  -
                                                                               ========           ========           ========


Supplemental schedule of non-cash investing and financing activities:

Intangible assets acquired by issuing treasury stock                           $      -           $      -           $    529
                                                                               ========           ========           ========
Dividends declared but not paid                                                $  7,635           $  6,693           $  3,940
                                                                               ========           ========           ========
Increase (decrease) in property, plant and equipment in accounts
   payable                                                                     $  2,632           $   (217)          $    538
                                                                               ========           ========           ========
Acquisition of treasury stock as payment for stock option
   exercises                                                                   $    231           $      -           $      -
                                                                               ========           ========           ========

                 See notes to consolidated financial statements

                                      (42)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2006, 2005 and 2004

               (In thousands, except share and per share amounts)

                                                           Common Stock
                                                    ----------------------------

                                                                                       Additional
                                                                                        Paid In        Retained
                                                      Shares           Amount           Capital        Earnings
                                                    -----------      -----------      -----------     -----------
Balance, August 31, 2005                             52,957,626      $    45,661      $    27,404     $   459,181
Cash dividends on common
        stock, $0.660 per share                                                                           (29,572)
Acquisition of treasury stock as payment for
    stock option exercises
    Exercise of stock options                                                               3,316
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                                          727
    Stock option tax benefit (non-qualified
        stock option)                                                                         786

Stock compensation                                                                          3,904
    Foreign currency translation adjustments
    Minimum pension liability adjustment
    Net income                                                                                             56,009
                                                    -----------      -----------      -----------     -----------
Balance, August 31, 2006                             52,957,626      $    45,661      $    36,137     $   485,618
                                                    ===========      ===========      ===========     ===========

                                                                                        Accumulated Other Comprehensive Income
                                                                                                      (Expense)
                                                                                     --------------------------------------------
                                                          Treasury Stock                                                 Total
                                                    --------------------------                                        Accumulated
                                                                                      Minimum                            Other
                                                                                      Pension         Cumulative     Comprehensive
                                                                                     Liability        Translation       Income
                                                      Shares          Amount         Adjustment       Adjustment       (Expense)
                                                    -----------     -----------      -----------      -----------     -----------
Balance, August 31, 2005                              8,339,767     $   (54,728)     $    (7,165)     $     8,154     $       989
Cash dividends on common
        stock, $0.660 per share
Acquisition of treasury stock as payment for
    stock option exercises                                7,403            (231)
    Exercise of stock options                          (265,136)          1,739
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                    (30,151)            198
    Stock option tax benefit (non-qualified
        stock option)
Stock compensation
    Foreign currency translation adjustments                                                                3,015           3,015
    Minimum pension liability adjustment                                                   7,150                            7,150
    Net income
                                                    -----------     -----------      -----------      -----------     -----------
Balance, August 31, 2006                              8,051,883     $   (53,022)     $       (15)     $    11,169     $    11,154
                                                    ===========     ===========      ===========      ===========     ===========

                 See notes to consolidated financial statements

                                      (43)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2006, 2005 and 2004

               (In thousands, except share and per share amounts)




                                                         Common Stock
                                                 ----------------------------

                                                                                    Additional
                                                                                     Paid In        Retained
                                                   Shares           Amount           Capital        Earnings
                                                 -----------      -----------      -----------     -----------
Balance, August 31, 2004                          52,957,626      $    45,661      $    12,771     $   443,676
Cash dividends on common
        stock, $0.540 per share                                                                        (24,008)
    Exercise of stock options                                                            8,813
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                                       643
    Stock option tax benefit (non-qualified
        stock option)                                                                    3,997
Early retirement plan acceleration of stock
     option vesting                                                                      1,126

Stock compensation                                                                          54
    Foreign currency translation adjustments
    Minimum pension liability adjustment
    Net income                                                                                          39,513
                                                 -----------      -----------      -----------     -----------
Balance, August 31, 2005                          52,957,626      $    45,661      $    27,404     $   459,181
                                                 ===========      ===========      ===========     ===========


                                                                                    Accumulated Other Comprehensive Income
                                                                                                    (Expense)
                                                                                 ---------------------------------------------
                                                        Treasury Stock                                                 Total
                                                 ---------------------------                                       Accumulated
                                                                                   Minimum                            Other
                                                                                   Pension         Cumulative     Comprehensive
                                                                                  Liability        Translation       Income
                                                   Shares          Amount         Adjustment       Adjustment       (Expense)
                                                 -----------     -----------     -----------       -----------     -----------
Balance, August 31, 2004                           9,182,802     $   (60,261)    $        -        $     4,484     $     4,484
Cash dividends on common
        stock, $0.540 per share
    Exercise of stock options                       (814,782)           5,293
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                 (28,253)             240
    Stock option tax benefit (non-qualified
        stock option)
Early retirement plan acceleration of stock
     option vesting

Stock compensation
    Foreign currency translation adjustments                                                             3,670           3,670
    Minimum pension liability adjustment                                               (7,165)                          (7,165)
    Net income
                                                 -----------     -----------      -----------      -----------     -----------
Balance, August 31, 2005                           8,339,767     $   (54,728)     $    (7,165)     $     8,154     $       989
                                                 ===========     ===========      ===========      ===========     ===========

                 See notes to consolidated financial statements

                                      (44)

                            ARROW INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended August 31, 2006, 2005 and 2004

               (In thousands, except share and per share amounts)




                                                         Common Stock
                                                 -----------------------------

                                                                                    Additional
                                                                                     Paid In        Retained
                                                    Shares          Amount           Capital        Earnings
                                                 ------------     -----------      -----------     -----------
Balance, August 31, 2003                          52,957,626      $    45,661      $     5,840     $   403,004
Cash dividends on common
        stock, $0.350 per share                                                                        (15,270)
    Exercise of stock options                                                            3,802
    Treasury stock issued to purchase
        intangible assets                                                                  398
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                                                       619
    Stock option tax benefit (non-qualified
        stock option)                                                                    2,112
    Foreign currency translation adjustments
    Minimum pension liability adjustment
    Net income                                                                                          55,942
                                                 -----------      -----------      -----------     -----------
Balance, August 31, 2004                          52,957,626      $    45,661      $    12,771     $   443,676
                                                 ===========      ===========      ===========     ===========

                                                                                   Accumulated Other Comprehensive Income
                                                                                                  (Expense)
                                                                                 --------------------------------------------
                                                        Treasury Stock                                                Total
                                                 --------------------------                                        Accumulated
                                                                                  Minimum                             Other
                                                                                  Pension         Cumulative      Comprehensive
                                                                                 Liability        Translation        Income
                                                    Shares        Amount         Adjustment       Adjustment        (Expense)
                                                 ------------   -----------      -----------      -----------      -----------
Balance, August 31, 2003                          9,672,124     $   (63,472)     $       (69)     $      (318)     $      (387)
Cash dividends on common
        stock, $0.350 per share
    Exercise of stock options                      (439,348)          2,883
    Treasury stock issued to purchase
        intangible assets                           (20,000)            131
    Treasury stock issued as contribution
        to the Company's 401(k) Plan                (29,974)            197
    Stock option tax benefit (non-qualified
        stock option)
    Foreign currency translation adjustments                                                            4,802            4,802
    Minimum pension liability adjustment                                                  69                                69
    Net income
                                                 ----------     -----------      -----------      -----------      -----------
Balance, August 31, 2004                          9,182,802     $   (60,261)    $          -      $     4,484      $     4,484
                                                 ==========     ===========      ===========      ===========      ===========

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

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Arrow International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments purchased with an initial maturity of 90 days or less to be cash equivalents. The carrying amount of cash and cash equivalents approximate fair value.

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

Inventory:

The Company values its inventories at the lower of cost or market. The Company uses a standard cost system and cost is determined by the "first-in, first-out"
(FIFO) method. This standard cost system uses estimates of overhead absorption, direct labor hours, production volumes and yields and variance amortization. The Company uses a materials management program for identifying, redeploying and/or destroying slow-moving, inactive or potentially obsolete inventory. An adjustment to net realizable value is recorded for all inventory specifically identified as slow-moving, inactive or potentially obsolete based on a quarterly assessment performed by the Company's management. For certain new products, the Company manufactures inventory in anticipation of product launch. As of August 31, 2006, the Company had recorded $449 of inventory related to its HemoSonic(TM) hemodynamic monitoring device. The Company is currently developing improvements to this product that it believes should enhance the demand for this product in the marketplace. During the fourth quarter of fiscal 2005, the Company changed from an order point to a Materials Requirement Planning system and compared in greater detail planned future usage to inventory quantities on hand and, as a result, the Company was able to modify its estimates used to account for excess inventory. As a result of this modification of its estimates, the Company recorded a $12,419 reserve for inventory components in excess of 36 months forecasted usage (as well as obsolete field service parts), consisting of $5,055 of critical care product raw materials, semi-finished and finished goods, $3,490 of HemoSonic(TM) components and $3,874 of intra-aortic balloon (IAB) inventories. Inventory in excess of 36 months of forecasted usage may be used in the future if production requirements increase.

The Company's inventory is evaluated on an ongoing basis and is adjusted as necessary to accurately reflect current conditions. In the second quarter of fiscal 2005, the Company recorded a provision of $2,079 for inventory related to its LionHeart(TM) Left Ventricular Assist System (LVAS) in excess of anticipated requirements and, in addition, wrote off its remaining investment in the LionHeart(TM) program, which included $860 in components. In the third quarter of fiscal 2004, the Company recorded an inventory write-off of $3,140 charged to cost of goods sold for certain LionHeart(TM) components that became obsolete with the Company's decision in April 2004 not to proceed in the U.S. with Phase II human clinical trials using the first generation LionHeart(TM) power system and controller.

Goodwill, Intangible and Other Assets:

Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Currently, the Company operates as a single reporting unit. Goodwill is not amortized and is subject to an annual assessment of impairment and potentially additional impairment assessments based upon the occurrence of certain circumstances or events. The Company determines the fair value of its reporting unit using quoted market rates and cash flow techniques. The fair value of the reporting unit is compared to the carrying value of the reporting unit to determine if an impairment loss should be calculated. If the book value of the

                                      (46)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

reporting unit exceeds the fair value of the reporting unit, an impairment loss is indicated. The loss is calculated by comparing the fair value of the goodwill to the book value of the goodwill. If the book value of the goodwill exceeds the fair value of goodwill, an impairment loss is recorded. Fair value of goodwill is determined by subtracting the fair value of the identifiable assets of a reporting unit from the fair value of the reporting unit.

Intangible assets, net include certain assets acquired from business acquisitions and are being amortized using the straight-line method over their estimated period of benefits, from 5-25 years. The Company's management reviews the carrying amount of intangible assets at each balance sheet date to assess the continued recoverability based on future gross cash flows and operating results from the related asset, future asset utilization and changes in market conditions. Long-lived assets and certain identifiable intangibles to be held and used or disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required and a market value is not determinable, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write down to a new basis is required. Impairment will be recorded based on an estimate of future discounted cash flows.

Amortization expense of intangibles for fiscal 2006 was $6,504. Estimated intangible amortization expense for each of the next five succeeding fiscal years is as follows:

              Year Ending August 31,                        Total
           ----------------------------                   ----------
                      2007                                 $ 6,988
                      2008                                   5,921
                      2009                                   5,590
                      2010                                   3,900
                      2011                                   2,801

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

 In the fourth quarter of fiscal 2005, the Company recorded a $2,427 write off of equipment no longer in use based on physical inventories of the Company's worldwide equipment and also recorded a $3,804 reduction in depreciation expense ($3,514 to cost of sales and $290 to selling, general and administrative expenses) for the correction of fixed asset lives primarily for manufacturing equipment in the Company's non-U.S. facilities, as those lives were shorter than those prescribed by the Company's policy. In the second quarter of fiscal 2005, the Company wrote off $2,824 in equipment and components as a result of the Board of Directors' decision on April 6, 2005 to discontinue the development, sales and marketing programs related to its Arrow LionHeart(TM) LVAS. In the third quarter of fiscal 2004, the Company recorded a write-off of $558 related to LionHeart manufacturing equipment charged to selling, general and administrative expenses resulting from the Company's previously announced decision not to proceed with the U.S. Phase II human clinical trials using the first generation LionHeart power system and controller.

During fiscal 2004, the Company wrote off costs of $1,658 related to a previously planned building expansion of its corporate headquarters and principal research center in Reading, Pennsylvania facility, which decision was based primarily on opportunities within the Reading real estate market to lease required additional office space.

Marketable Equity Securities:

Investments in marketable equity securities are classified as available-for-sale. Marketable equity securities are carried at fair market value, with unrealized holding gains and losses, net of tax, reported as accumulated other comprehensive income (expense) within shareholders' equity. There were no unrealized gains or losses during fiscal 2006 and 2005, respectively. The marketable equity securities include investments in government securities and corporate debt.

Financial Instruments:

All derivative financial instruments, such as foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income / (expense)), depending on whether the derivative is being used to hedge changes in fair value, cash flows or foreign currency.

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

The Company has entered into interest rate swap agreements to reduce the impact of its floating rate debt. These interest rate swap agreements allow the Company to exchange floating rate for fixed interest payments over the life of the agreement. The differential is accrued as interest rates change and is recorded as interest expense. The Company does not use financial instruments for trading or speculative purposes. The fair value of these swap agreements was $46 and $95 at August 31, 2006 and August 31, 2005, respectively.

Revenue Recognition:

Revenue is recognized by the Company based upon estimates of the time its products are delivered and title and risk of loss has passed to its customer. The Company's net sales represent gross sales invoiced to customers, less certain related charges, including discounts, returns, rebates and other allowances. Such charges are recognized against revenue on an accrual basis. The Company offers sales discounts to certain customers based on prior experience with these customers, business needs and regional competition. Product returns are permitted. The accrual for product returns is based on the Company's history of actual product returns. Historically, product returns have not been material. The Company's practice is to credit or replace lost or damaged shipments. The Company grants sales rebates to certain distributors upon achievement of agreed upon pricing for sales of the Company's products to hospitals. Incurred but unpaid rebates are accrued by the Company in the period in which they are incurred. The Company's rebate accrual is based on its history of actual rebates paid. The Company's reserves for rebates are reviewed at each reporting period and adjusted to reflect data available at that time.

Accounts Receivable and Allowance for Doubtful Accounts:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is used to state trade receivables at estimated net realizable value. The Company relies on prior payment trends while giving consideration to other criteria such as political risk, financial status and other factors to estimate the cash which ultimately will be received. Such amounts cannot be known with certainty at the financial statement date. The Company regularly reviews individual past due balances over 90 days and over a specific amount for collectibility and maintains a specific allowance for customer accounts that will likely not be collectible. The Company also maintains an allowance for estimated future collection losses on existing receivables, determined based on historical trends.

Income Taxes:

Deferred tax assets and liabilities are recorded when differences exist between the financial statement carrying amounts and the tax bases of assets or liabilities. The Company regularly reviews its deferred tax assets for recoverability and has not established valuation allowances. The Company deems all undistributed earnings of foreign subsidiaries permanently invested and, accordingly, has not established a tax provision for any repatriation of retained earnings in these entities.

The Company's effective tax rate differs from the statutory rate primarily as a result of research and development tax credits, deductions associated with the Extraterritorial Income tax regime/Section 199 deduction and a tax holiday in the Czech Republic. Because the Company operates in a number of domestic and foreign tax jurisdictions, the statutory rates within these various jurisdictions are considered in determining the Company's overall effective tax rate. Management's judgment is required to determine the Company's consolidated provision for income tax expense, deferred income tax balances and any valuation allowances associated with deferred tax assets. The Company's management also considers open statutory periods, current and anticipated audits, and the impact that any adverse adjustments would have on the Company's current and prospective overall effective tax rate.

                                      (48)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Foreign Currency Translation/Transaction:

During fiscal 2006, 2005 and 2004, the Company's foreign subsidiaries used their local currency as the functional currency. All assets and liabilities are translated at year-end exchange rates and the adjustments are recorded within accumulated other comprehensive income / (expense) within shareholders' equity. All income and expense accounts are translated at average rates and adjustments from the translation are recorded in accumulated other comprehensive income/ (expense) within shareholders' equity. Foreign currency transaction gains and losses resulting from intercompany receivables denominated in the local currencies are included in other income/(expense) in the consolidated statement of income, and were $232, $91 and $558 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.

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

Computer Software Costs:

The Company records and amortizes certain costs of computer software in accordance with "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants (AcSec). Total cost capitalized under the provisions of SOP 98-1 was $21,930 and $19,529 as of August 31, 2006 and 2005, respectively, less amortization of $10,988 and $7,767 as of August 31, 2006 and 2005, respectively.

The Company also records certain costs of software in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." In accordance with the provisions of this statement, the Company's costs incurred in the research and development of new software components and enhancements to existing software components of certain of its products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized and amortized over the useful life of the asset. Total cost capitalized under the provisions of SFAS No. 86, was $6,477 and $5,212 as of August 31, 2006 and 2005, respectively, less amortization of $3,354 and $2,486 as of August 31, 2006 and 2005, respectively.

Research and Development:

Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company. The costs of materials (whether from the Company's normal inventory or acquired specially for research and development activities) and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are recorded as research and development costs. In the second quarter of fiscal 2005, the Company wrote off $341 to research and development expenses related to the impairment of certain equipment as a result of the Company's decision to discontinue the development, sales and marketing programs related to its Arrow LionHeart LVAS. The Company has $418 of capitalized costs related to its CorAide(TM) ventricular assist device as of August 31, 2006.

                                      (49)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Product Liability:

Costs for attorney's fees and indemnification associated with injuries resulting from the use of the Company's products are provided for in estimating reserves. The Company provides reserves for product liability by utilizing loss estimates prepared by the primary product liability insurance carrier with adjustments, as appropriate, based upon management's perspective on the ultimate projected claim, giving consideration to the perspective of outside counsel and other relevant factors. The Company records a reserve regarding a particular claim when a loss is known or considered probable and the amount can be reasonably estimated. If a loss is not probable or a probable loss cannot be reasonably estimated, a reserve is not recorded. The Company's primary global product liability insurance policy is on a claims made basis. For fiscal 2006, the Company's deductibles for its primary global product liability insurance policy were $2,000 per occurrence for domestic product liability claims, with the Company's annual exposure for such deductibles in any one policy year being limited to $4,000, with each deductible level remaining in effect for fiscal 2007. The policy year runs from September 1 to August 31 and currently has a $15,000 aggregate limit. The Company also has additional layers of coverage insuring up to $35,000 in annual aggregate losses arising from claims that exceed the primary product liability insurance policy limits. Because deductibles were due to increase when the Company renewed its product liability insurance policy in September 2002, the Company elected to exercise a provision in its then current policy that maintains deductibles and limits for unreported claims occurring prior to September 1, 2002 at existing levels for five years.

Stock Option Plans:

The FASB issued SFAS No. 123R, "Share-Based Payment", in December 2004. This statement requires that the cost of most forms of equity-based compensation granted to employees be recognized in a company's income statement and that such cost be measured at the fair value of the equity instruments granted. This statement replaces the guidance in SFAS No. 123, "Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees."

The Company adopted the provisions of SFAS No. 123R effective September 1, 2005 using the modified prospective method. The adoption of this statement has resulted in charges of $3,904 in fiscal 2006 to income from continuing operations and income before income taxes, of which $527 was recorded to cost of sales, $389 to research and development, and $2,988 to selling, general and administrative expenses. These charges impacted net income by $3,362, or $0.07 diluted earnings per share, in fiscal 2006. The tax benefit from this stock option expense is less than the statutory tax benefit because the Company cannot recognize the tax benefit on future disqualifying dispositions of incentive stock options until such time as these dispositions occur. Prior to September 1, 2005, the Company had applied the existing accounting rules under Accounting Principles Board (APB) No. 25, as amended by SFAS No. 148, and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants made as if the fair value method in measuring compensation costs for stock options granted subsequent to December 15, 1995 had been applied.

In November 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The transition method includes the long-form method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R.

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

                                      (50)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Had compensation expense for stock options granted in fiscal 2005 and 2004 been recorded based on the fair market value at the grant date, the Company's net income and basic and diluted earnings per share, net of related income tax effects, for the periods ended August 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below:

                                                          2005               2004
                                                       ----------         ----------

Net income applicable to common shareholders
As reported                                            $   39,513         $   55,942
   Add:  Stock based employee compensation
   expense included in reported net income, net
   of related tax effects                                     771                 36
   Deduct:  Total stock based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                     (1,672)            (1,859)
                                                       ----------         ----------
Pro forma                                              $   38,612         $   54,119
                                                       ==========         ==========

Basic earnings per common share
   As reported                                         $     0.89         $     1.28
   Pro forma                                           $     0.87         $     1.24

Diluted earnings per common share
   As reported                                         $     0.88         $     1.26
   Pro forma                                           $     0.86         $     1.22

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

The Company had followed the provision of APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations, which required compensation expense for options to be recognized only if the market price of the underlying stock exceeded the exercise price on the date of grant. Accordingly, the Company had not recognized compensation expense for its options granted during the 2005 fiscal year. During fiscal 2004, the Company recognized compensation expense of $54 related to a grant that had an exercise price that was below the market price of the underlying stock on the date of the grant.

In fiscal 2006, 2005 and 2004, the Company granted 1,073,500, 185,000 and 1,250,000 options, respectively, to key employees to purchase shares of the Company's common stock pursuant to the 1999 Plan. The exercise price per share ranged from $29.41 to $29.94 for the options granted in fiscal 2006, from $29.08 to $33.59 for the options granted in fiscal 2005 and from $25.00 to $25.80

                                      (51)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

for the options granted in fiscal 2004. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted, with the exception of a fiscal 2004 grant discussed above. The options expire ten years from the grant date. The options vest ratably over either four or five years, at one year intervals from the grant date and, once vested, are exercisable at any time.

On January 18, 2006, the Company granted 30,000 options pursuant to the 2006 Directors Plan and on September 7, 2005, January 19, 2005 and January 21, 2004, the Company granted 10,000, 27,000 and 27,000 options, respectively, pursuant to the Directors Plan, to its directors to purchase shares of the Company's common stock. The exercise price per share ranged from $30.92 to $30.97 for the options granted during fiscal 2006 and $30.60 and $26.42 for the options granted in 2005 and 2004, respectively. These amounts represent the fair market value of the common stock of the Company on the date that the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date.

Stock option activity for the years ended August 31, 2006, 2005 and 2004 is summarized in the table below:

                                                    Weighted
                                                     Average      Aggregate
                                  Shares             Exercise     Intrinsic
                                  FY 2006             Price         Value
                                 ----------         ---------     ----------
           Outstanding at
              September 1         2,381,367         $   22.43
           Granted                1,113,500         $   29.96
           Exercised               (265,136)        $   19.07
           Terminated              (127,850)        $   28.15
                                 ----------

           Outstanding at
              August 31           3,101,881         $   25.18     $   17,811

           Exercisable at
              August 31           1,278,435         $   21.35     $    6,262

The intrinsic value of the stock options exercised during fiscal years 2006, 2005 and 2004 was $1,472, $4,129 and $2,352, respectively.

Stock options outstanding at August 31, 2006 are summarized in the table below:

                                              Weighted                                                Weighted
                                               Average           Weighted                             Average          Weighted
                                              Remaining          Average                             Remaining         Average
     Range of               Number           Contractual         Exercise            Number         Contractual        Exercise
  Exercise Prices         Outstanding           Life              Price           Exercisable           Life            Price
-------------------      -------------     ---------------     ------------     --------------     -------------     ------------
   $12.56-$17.50               206,110          2.65           $   14.96               206,110          2.65         $   14.96
   $17.51-$21.47               671,083          5.04           $   19.07               529,087          5.02         $   19.12
   $21.48-$26.42               992,188          7.06           $   25.36               485,488          7.05         $   25.40
   $26.43-$30.92             1,185,500          9.05           $   30.01                53,750          8.32         $   30.49
   $30.93-$33.59                47,000          9.09           $   31.81                 4,000          8.75         $   32.95
                         -------------                                          --------------
                             3,101,881                                               1,278,435

                                      (52)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

A summary of the status of the Company's nonvested stock options as of August 31, 2006 are summarized below:

                                               For the fiscal year ended August 31, 2006
                                             ---------------------------------------------
                                                                         Weighted Average
                                               Number of Shares         Option Grant Date
                                              Underlying Options            Fair Value
                                             --------------------     --------------------
Nonvested at September 1, 2005                          1,259,101             $4.86
Granted                                                 1,113,500             $7.43
Vested                                                   (424,585)            $4.81
Terminated                                               (124,570)            $6.41
                                             --------------------
Nonvested at August 31, 2006                            1,823,446             $6.33

As of August 31, 2006, there was $8,836 of total unrecognized cost related to nonvested share-based compensation arrangements granted under the Company's stock incentive plans. This cost is expected to be recognized over a weighted average period of six years. The total fair value of shares underlying stock options which vested during fiscal 2006, 2005 and 2004 was $2,043, $3,034 and $137, respectively.

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

The per share weighted average value of stock options granted in fiscal 2006, 2005 and 2004 was $7.43, $5.99 and $5.39, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumptions:

                                                      2006                 2005                 2004
                                                  -------------        -------------        -------------
Risk-free interest rate                             3.71%-4.30%                3.19%                2.90%
Dividend yield                                      2.07%-2.13%                1.74%                1.42%
Volatility factor                                 23.14%-23.77%               20.26%               21.38%
Expected lives                                          6 years              5 years              4 years

2. LionHeart(TM) Charges:

As announced on April 7, 2005, the Company's Board of Directors decided to discontinue the development, sales and marketing programs related to its LionHeart LVAS.

As reported on March 21, 2005, there were no sales of the Company's LionHeart devices during either of the first two quarters of fiscal year 2005. As a result, the Company recorded a provision in its second fiscal quarter ended February 28, 2005 of $2,079 for LionHeart inventory in excess of anticipated requirements. In addition, the Company wrote off in that quarter its remaining investment in the LionHeart program, which included $2,824 in equipment and components. The write off of equipment was recorded in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reached its conclusion that its LionHeart equipment was impaired based on the completion of a study during the second quarter of fiscal year 2005 by an outside consulting firm, which included the use of future cash flow analyses to estimate the fair value of these assets. This conclusion was confirmed by the Board of Directors' decision on April 6, 2005. The total write off in the second quarter of fiscal year 2005 related to the LionHeart was $4,903, of which $4,562 was recorded to cost of sales and $341 to research and development expenses.

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

                                      (53)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

3. Restructuring Charges:

In August 2004, the Company initiated the consolidation of its operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities. These steps were part of the Company's overall manufacturing realignment and capacity increases announced in June 2004. Severance payments related to 53 employees primarily in manufacturing at both facilities. As of August 31, 2006, the Company had completed its consolidation of these operations and had incurred all of the related costs. Restructuring charges related to this manufacturing realignment are summarized in the table below:

                                                            Actual Costs Expensed
                                                  -------------------------------------------
                                                                    For the                         Costs
                                  Estimate of                       Twelve                        expensed
                                     Total                          Months                       but not yet
                                   Expected          As of          Ended                        paid as of
                                 Restructuring     August 31,      August 31,      Total to       August 31,
                                    Charges           2005           2006            Date           2006
                                 -------------     ----------      ----------      --------      -----------
Severance and related
    expenses                         $ 763           $ 763         $  -             $ 763           $  -
 Property, plant and
    equipment carrying
    cost, costs of disposal
    and gain on sale *                (218)             48           (266)           (218)             -
 Other, including
    equipment and
    inventory moving costs,
    employee relocation
    costs, and external
    consulting fees                    210             118             92             210              -
                                     -----           -----          -----           -----           ----
 Total restructuring
     charges                         $ 755           $ 929          $(174)          $ 755           $  -
                                     =====           =====          =====           =====           ====

* On December 2, 2005, the Company sold its San Antonio, Texas facility and, as a result, recognized a pre-tax gain of $275 in the second quarter of fiscal 2006.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in fiscal 2006 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2,008. Restructuring charges related to this relocation and related logistics are summarized below:

                                                                Actual Costs Expensed
                                                      ----------------------------------------
                                                                       For the                         Costs
                                     Estimate of                       Twelve                        expensed
                                        Total                          Months                       but not yet
                                       Expected        As of           Ended                         paid as of
                                     Restructuring     August        August 31,       Total to        August 31,
                                       Charges        31, 2005          2006            Date           2006
                                     -------------    --------       -----------      --------      ------------
   Severance and related               $  868          $  618          $  -            $  618          $  337
      expenses
   Lease termination costs                607             227             354             581             339
   Property, plant and
      equipment carrying
      cost and costs of
      disposal                            120              38              21              59             -
   Other, including
      equipment and
      inventory moving costs,
      employee relocation
      costs, and external
      consulting fees                     413             282              17             299             -
                                       ------          ------          ------          ------          ------
   Total restructuring
      charges                          $2,008          $1,165          $  392          $1,557          $  676
                                       ======          ======          ======          ======          ======

                                      (54)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

4. Business Acquisitions:

On September 3, 2004, the Company purchased certain assets of one of its distributors in Italy, AB Medica S.p.A. ("ABM"), for a total purchase price of approximately $9,257, with additional amounts payable contingent upon the sales levels of products under sales contracts purchased by the Company. ABM had been one of the Company's distributors in Italy since 1982. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with the sale by ABM of the Company's products. The Company began selling directly in Italy through its subsidiary, Arrow Italy S.p.A., in the first quarter of fiscal 2005. As of August 31, 2006, pursuant to the asset purchase agreement, the Company had paid $8,958 in cash and recorded a current liability of $299 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $6,036, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the first quarter of fiscal 2005 was a $1,467 charge, or $990 against net income for the step-up of inventory purchased from ABM. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

       Inventories                                         $   3,221
       Intangible assets                                       6,036
                                                           ---------
         Total purchase price                              $   9,257
                                                           =========

On April 3, 2006, the Company purchased certain assets of one of its distributors in the United Kingdom (UK) and Ireland, Kimal PLC, for a total purchase price of approximately $10,618, subject to post-closing adjustments. Kimal had been one of the Company's flagship distributors in Europe for more than 27 years and continues to distribute the Company's products in the Middle East region. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with Kimal's sale of the Company's products in the UK and Ireland. In the third quarter of fiscal 2006, the Company began selling directly in the UK through its subsidiary, Arrow International UK Limited, and selling in Ireland through a distributor previously utilized by Kimal. As of August 31, 2006, pursuant to the asset purchase agreement, the Company had paid $9,575 in cash and recorded a current liability of $1,043 for additional payment installments. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $8,755, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in fiscal 2006 was a $1,262 charge to cost of goods sold, or $852 against net income, for the step-up of inventory purchased from Kimal. The results of operations of this business are included in the Company's consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

       Inventories                                             $      1,843
       Other current assets                                              20
       Intangible assets                                              8,755
                                                               ------------
          Total purchase price                                 $     10,618
                                                               ============

Pro forma amounts are not presented as the acquisitions described above did not have any material effect on the Company's results of operations or financial condition for any of the years presented.

5. Related Party Transactions:

During fiscal 2006, 2005 and 2004, the Company made purchases amounting to $137, $123 and $117, respectively, of products from Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), currently owned by certain former management employees of Precision, including
T. Jerome Holleran, who serves as PMP's Chairman and as a director of the Company. Precision was related to the Company through common ownership until it was dissolved on May 1, 2002.

6. Rent Expense:

The Company leases certain warehouses and production facilities, office equipment and vehicles under leases with varying terms. Rent expense under operating leases totaled $7,467, $6,387 and $5,929 for fiscal years ended August 31, 2006, 2005 and 2004, respectively. Following is a schedule by year showing future minimum rentals under operating leases:

            Year Ending August 31,                           Total
      -----------------------------------                  ---------
                     2007                                  $   4,335
                     2008                                      3,502
                     2009                                      2,520
                     2010                                      1,987
                     2011                                      1,500
                  Thereafter                                   7,078
                                                           ---------
                                                           $  20,922
                                                           =========

                                      (55)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

7. Inventories:

Inventories are summarized as follows:

                                                                      August 31,
                                                        -------------------------------------
                                                             2006                    2005
                                                        --------------          -------------
    Finished goods                                      $       39,528          $      32,954
    Semi-finished goods / work-in-process                       34,178                 38,574
    Raw materials                                               29,195                 23,828
                                                        --------------          -------------
                                                        $      102,901          $      95,356
                                                        ==============          =============

8. Credit Facilities:

To provide additional liquidity and flexibility in funding its operations, the Company from time to time borrows amounts under credit facilities and other external sources of financing. At both August 31, 2006 and 2005, the Company had a revolving credit facility providing a total of $90,000 and $65,000, respectively, in available revolving credit for general business purposes, of which $66,070 and $21,831 was outstanding, respectively, all of which is owed by its foreign subsidiaries. The increase in the available credit under this credit facility was effected in the fourth quarter of fiscal 2006 primarily to provide increased funding for the construction of the Company's Zdar, Czech Republic manufacturing facility. At August 31, 2006, $40,134 of such outstanding indebtedness related to the Company's Czech Republic subsidiary. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company's and its subsidiaries' incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75,000. At August 31, 2006 and 2005, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company's obligation to repay all outstanding borrowings under this credit facility.

Certain other subsidiaries of the Company had revolving credit facilities totaling the U.S. dollar equivalent of $31,632 and $31,978, of which $4,909 and $5,060 was outstanding as of August 31, 2006 and 2005, respectively.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender, London Interbank Offered Rates (LIBOR) or Tokyo Interbank Offered Rates (TIBOR), plus applicable margins. Interest is payable monthly during the revolving credit period. At August 31, 2006 and 2005, the weighted average interest rates on short-term borrowings were 2.9% and 2.1% per annum, respectively. Combined borrowings under these facilities increased $44,088 during fiscal year 2006.

9. Accrued Compensation:

The components of accrued compensation at August 31, 2006 and 2005 are as follows:

                                    2006             2005
                                  -------          -------
Accrued vacation pay              $ 6,162          $ 5,422
Accrued payroll                     7,105            5,967
Other                               1,504            1,519
                                  -------          -------
                                  $14,771          $12,908
                                  =======          =======

10. Accrued Liabilities:

The components of accrued liabilities at August 31, 2006 and 2005 are as follows:

                                     2006             2005
                                   -------          -------
Accrued professional fees          $ 2,841          $ 7,600
Other*                              17,084           16,971
                                   -------          -------
                                   $19,925          $24,571
                                   =======          =======

* No individual items greater than 5% of total current liabilities at each of August 31, 2006 and 2005.

                                      (56)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

11. Warranty:

The Company's primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company offers a warranty of one year to its U.S. customers and two years to its international customers. As of August 31, 2006 and August 31, 2005, the Company's total estimated product warranty obligation was $719 and $660, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in warranty obligation for fiscal 2006 and 2005 is as follows:

                                                                            For the Fiscal Years Ended
                                                                      ------------------------------------
                                                                        August 31,             August 31,
                                                                          2006                   2005
                                                                      -------------          -------------
                  Balance as of September 1                           $         660          $         740
                  Additional warranties issued                                1,291                  1,173
                  Expirations / Expenditures                                 (1,232)                (1,253)
                                                                      -------------          -------------
                  Balance as of August  31                            $         719          $         660
                                                                      =============          =============

12. Debt:

Debt consists of the following:                                                            August 31,
                                                                                     ----------------------
                                                                                      2006            2005
                                                                                     ------          ------
Note payable to Diatek, Inc. originally due in November 2004, plus interest at a variable rate based upon LIBOR plus 2.00%, offset by certain charges
owed to the Company by the former owners of Diatek, Inc.                             $  995          $1,054
                                                                                     ------          ------
Total debt                                                                              995           1,054
Less current maturities                                                                 995           1,054
                                                                                     ------          ------
                                                                                     $    -          $    -
                                                                                     ======          ======

The Company has a U.S. dollar equivalent of irrevocable standby letters of credit totaling $2,279 related to workers compensation insurance coverage. The annual commitment fees associated with the letters of credit were 0.6% per annum at August 31, 2006.

Total interest costs for fiscal 2006, 2005 and 2004 were $895, $648 and $1,117, respectively.

Capitalized interest expense for fiscal 2006, 2005 and 2004 was $160, $0 and $0, respectively.

13. Income Taxes:

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

The provision (benefit) for income taxes consists of:

                                                                 2006
                    -------------------------------------------------------------------------------------------
                          Federal                  State                  Foreign                 Total
                    -------------------     -------------------     -------------------     -------------------
Current             $            23,020     $             2,001     $            (2,510)    $            22,511
Deferred                          1,795                     171                   1,374                   3,340
                    -------------------     -------------------     -------------------     -------------------
                    $            24,815     $             2,172     $            (1,136)    $            25,851
                    ===================     ===================     ===================     ===================

                                                                 2005
                    -------------------------------------------------------------------------------------------
                          Federal                  State                  Foreign                 Total
                    -------------------     -------------------     -------------------     -------------------
Current             $            11,370     $             1,440     $             3,328     $            16,138
Deferred                           (980)                    (95)                    248                    (827)
                    -------------------     -------------------     -------------------     -------------------
                    $            10,390     $             1,345     $             3,576     $            15,311
                    ===================     ===================     ===================     ===================

                                                                 2004
                    -------------------------------------------------------------------------------------------
                          Federal                  State                   Foreign                Total
                    -------------------     -------------------     -------------------     -------------------
Current             $            18,829     $             1,818     $             3,762     $            24,409
Deferred                          2,288                     218                      20                   2,526
                    -------------------     -------------------     -------------------     -------------------
                    $            21,117     $             2,036     $             3,782     $            26,935
                    ===================     ===================     ===================     ===================

                                      (57)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

The following deferred taxes and balance sheet classifications are recorded as of August 31, 2006 and 2005:

Current deferred tax assets/(liabilities):                         2006               2005
                                                                 --------           --------
  Accounts receivable                                            $    615           $  1,005
  Inventory                                                         8,363             13,261
  Accrued liabilities                                               3,086                634
  Accrued compensation                                              1,645              1,438
                                                                 --------           --------
    Total current deferred tax assets/(liabilities)              $ 13,709           $ 16,338
                                                                 ========           ========

Non-current deferred tax assets/(liabilities):
  Property, plant and equipment                                  $(12,222)          $(12,527)
  Intangible assets                                                 3,990              3,483
  Capital loss carryforward                                             -              3,392
  Accrued liabilities                                             (12,906)            (9,107)
  Postretirement benefits other than pensions                       6,408              5,186
                                                                 --------           --------
    Total non-current deferred tax assets/(liabilities)          $(14,730)          $ (9,573)
                                                                 ========           ========

                                                                 --------           --------
                                                                 $ (1,021)          $  6,765
                                                                 ========           ========

The Company has not provided deferred taxes on the undistributed earnings of non-U.S. subsidiaries at August 31, 2006 and 2005, as it is the Company's policy to indefinitely reinvest these earnings in non-U.S. operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

The Company's effective income tax rate for fiscal 2006 was 31.6%. The primary reasons for the difference between the fiscal 2006 effective tax rate and the statutory federal income tax rate of 35.0% were the resolution of a Competent Authority preceding related to the allocation of profits between the Company and its wholly owned Japanese subsidiary, a reserve increase due to an intercompany transaction the Company completed during the fourth quarter of fiscal 2006 related to its European operations, the foreign statutory tax rate differential, and the Extra Territorial Income tax deduction, all as detailed in the reconciliation table below. The effective tax rate increased from fiscal 2005 mainly as a result of the diminished benefit of the Czech Republic tax holiday and the phase out of the Extra Territorial Income tax deduction.

In fiscal 2005, the income tax provision was favorably impacted by the impact of foreign tax rate differentials primarily related to a tax holiday in the Czech Republic, research and development tax credits and the Extraterritorial Income Regime tax deduction. In addition, the Company established an accrual for state income taxes of $1,374, primarily related to its intangible holding company.

The U.S. research and development tax credits realized by the Company were $217, $1,391 and $1,323 in fiscal 2006, 2005 and 2004, respectively. The repeal of this tax credit effective December 31, 2005 resulted in a substantial reduction in the amount of this credit for fiscal 2006. The Company cannot predict whether the U.S. Congress will act to renew the research and development tax credit.

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate expressed as a percentage of income from operations before income taxes:

                                                              2006            2005            2004
                                                            -------         -------         -------
Statutory federal income tax rate                             35.0%           35.0%           35.0%
State income taxes, net of federal benefit                     2.6             2.2             1.6
Foreign statutory tax rates differential                      (0.6)           (3.2)           (0.4)
ETI (Extra Territorial Income Exclusion) / Section
   199 deduction                                              (3.6)           (4.9)           (3.8)
Research and development tax credit                           (0.4)           (1.8)           (0.9)
Resolution of prior period tax items                          (4.5)            -               -
Incentive stock option - FAS 123R                              1.0             -               -
Intangible sale                                                1.5             -               -
Other                                                          0.6             0.6             1.0
                                                            -------         -------         -------
Effective tax rate                                            31.6%           27.9%           32.5%
                                                            =======         =======         =======

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

On September 1, 2000, the Company established a Defined Benefit Supplemental Executive Retirement Plan to provide pension benefits to selected executives and retired executives/directors of the Company. The plan is unfunded and the benefits provided under the plan are intended to be in addition to other employee retirement benefits offered by the Company, including but not limited to tax-qualified employee retirement plans. The accumulated benefit obligation for this pension plan, which exceeds plan assets, was $5,820 and $5,425 at August 31, 2006 and 2005, respectively.

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

Early Retirement Plan:

On October 27, 2004, the Company's Board of Directors approved a voluntary early retirement program for all of the Company's salaried exempt and non-exempt employees in its three locations in the Reading, Pennsylvania area who attained age 57 or older and had at least five years of service with the Company as of January 31, 2005. The program provided that each such eligible employee who made an election to retire from the Company on or between November 10, 2004 and January 31, 2005 would (1) receive payments equal to two weeks pay for each year of his or her service with the Company and a lump sum payment of $20, (2) be treated as if such employee retired under the salaried pension plan at his or her normal retirement date without any additional years of service being credited, but without any reduction for early commencement of benefits, and (3) have his or her stock options issued under the Company's stock incentive plans, that were unvested as of the effective date of his or her retirement, accelerated so as to vest and become fully exercisable as of such date.

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

                                      (59)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

The following summarizes the Company's benefit obligations, changes in plan assets and funded status:

                                                           Pension Benefits                         Other Benefits
                                                    -----------------------------           -----------------------------
                                                              August 31,                              August 31,
                                                      2006                2005                2006                2005
                                                    ---------           ---------           ---------           ---------
Change in benefit obligation:
Benefit obligation at beginning of year             $ 110,150           $  88,270           $  24,056           $  15,091
Service cost                                            5,067               4,264                 609                 369
Interest cost                                           5,738               5,831               1,157                 947
Amendments                                              2,764                  69                 -                 1,638
Actuarial (gain) loss                                 (14,196)             14,375              (2,337)              6,080
Translation adjustment                                    (51)                (16)                -                   -
Curtailments                                              -                    58                 -                   -
Special termination benefits                              -                 1,437                 -                   814
Benefits paid                                          (4,028)             (4,138)             (1,117)               (883)
                                                    ---------           ---------           ---------           ---------
Benefit obligation at end of year                   $ 105,444             110,150           $  22,368              24,056
                                                    =========           =========           =========           =========

                                                           Pension Benefits                         Other Benefits
                                                    -----------------------------           -----------------------------
                                                              August 31,                              August 31,
                                                      2006                2005                2006                2005
                                                    ---------           ---------           ---------           ---------
Change in plan assets:
Fair value of plan assets at beginning of year      $  94,091           $  81,183           $       -           $       -
Actual return on plan assets                            7,419               8,352                   -                   -
Translation adjustment                                    (27)                 (6)                  -                   -
Employer contributions                                 10,014               8,832               1,117                 883
Refund of surplus                                           -                (132)                  -                   -
Benefits paid                                          (4,028)             (4,138)             (1,117)               (883)
                                                    ---------           ---------           ---------           ---------
Fair value of plan assets at end of year            $ 107,469           $  94,091           $       -           $       -
                                                    =========           =========           =========           =========

                                      (60)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

                                                         Pension Benefits                      Other Benefits
                                                    --------------------------           ---------------------------
                                                            August 31,                            August 31,
                                                      2006              2005               2006               2005
                                                    --------          --------           --------           --------
Funded status                                       $  2,025          $(16,059)          $(22,368)          $(24,056)
Unrecognized net actuarial loss                       17,970            33,273              7,957             10,910
Unrecognized prior service cost                       12,762            11,160                577                566
Unrecognized transition obligation (asset)               239               164                435                484
Contributions                                             21                22                  -                  -
                                                    --------          --------           --------           --------
     Prepaid (accrued) benefit cost                 $ 33,017          $ 28,560           $(13,399)          $(12,096)
                                                    ========          ========           ========           ========

                                                         Pension Benefits                      Other Benefits
                                                    --------------------------           ---------------------------
                                                            August 31,                            August 31,
                                                      2006              2005               2006               2005
Amounts recognized in the statement                 --------          --------           --------           --------
   of financial position consist of:
Prepaid benefit cost                                $ 35,884           $ 21,006           $      -           $      -
Accrued benefit liability                             (6,202)            (8,843)           (13,399)           (12,096)
Contributions                                             21                 22                  -                  -
Intangible asset                                       3,290              4,755                  -                  -
Accumulated other comprehensive income                    24             11,620                  -                  -
                                                    --------           --------           --------           --------
      Net amount recognized                         $ 33,017           $ 28,560           $(13,399)          $(12,096)
                                                    ========           ========           ========           ========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with plan assets in excess of accumulated benefit obligations were $98,177, $87,369 and $107,005 for 2006, respectively, and $50,776, $46,300 and $53,065 for 2005, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $7,267, $6,564 and $464 for 2006, respectively, and $59,374, $49,872 and $41,026 for 2005, respectively.

Plan Assumptions

Weighted average assumptions used in developing the benefit obligation and net periodic benefit cost were as follows:

                                                     Pension Benefits                 Other Benefits
                                                 -------------------------       --------------------------
                                                        August 31,                      August 31,
Benefit obligation                                  2006           2005            2006           2005
                                                 -----------    -----------      ----------    ------------
Discount rate                                       5.95%          5.21%           5.75%           5.00%
Expected return on plan assets                      8.50%          8.50%             N/A             N/A
Rate of compensation increase                       3.97%          3.97%           4.00%           4.00%

Health care cost trend rate:
Initial trend rate                                    N/A            N/A           9.50%           9.00%
Ultimate trend rate                                   N/A            N/A           5.00%           5.00%
Years until ultimate trend is reached                 N/A            N/A           6              8

                                      (61)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

                                                        Pension Benefits                           Other Benefits
                                             ---------------------------------------    -------------------------------------
                                                             August 31,                              August 31,
Net periodic benefit cost                       2006           2005          2004          2006         2005          2004
                                             ----------     ----------    ----------    ----------   ----------    ----------
Discount rate                                   5.25%          6.25%         6.50%         5.00%          6.25%        6.50%
Expected return on plan assets                  8.50%          8.50%         9.00%           N/A            N/A          N/A
Rate of compensation increase                   4.00%          4.00%         4.00%         4.00%          4.00%        4.00%

Health care cost trend rate:
Initial trend rate                                N/A            N/A           N/A         9.00%         10.00%       12.00%
Ultimate trend rate                               N/A            N/A           N/A         5.00%          5.00%        5.00%
Years until ultimate trend is reached             N/A            N/A           N/A           6              9           11

The asset allocation of the Company's pension plans at August 31, 2006 and August 31, 2005, and the target allocation for fiscal 2007, by asset category, is summarized in the table below:

                                                                                    Percentage of Plan Assets for the Years ended
                                                                                                     August 31,
                                     Long-Term Range of Target Allocations          ---------------------------------------------
Asset Category                         For the Year ended August 31, 2007                   2006                      2005
-----------------------------    ----------------------------------------------     -------------------       -------------------
Equity Securities (1)                              35% - 65%                                71%                       75%
Debt Securities                                    15% - 25%                                24%                       23%
Alternatives (2)                                   10% - 35%                                 4%                        0%
Cash                                                2% - 5%                                  1%                        2%
                                 ----------------------------------------------     -------------------       -------------------
Total                                                                                       100%                      100%

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

The discount rate was determined using a yield curve that was produced from a universe containing over 500 U.S.-issued, AA-graded corporate bonds, all of which were noncallable (or callable with make whole provisions), and excluding the 10% of the bonds with the highest yields and the 10% with the lowest yields. This discount rate was developed as the level-equivalent rate that would produce the same present value as that using spot rates to discount the projected benefit payments. The process of developing the discount rate and its ultimate selection seeks to approximate the cash outflows with the timing and amounts of the expected benefit payments.

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

                                      (62)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Total benefits expected to be paid to participants, which includes payments funded from the Company's assets, are summarized in the table below:

       Expected Benefits Payments                  Pension Benefits              Other Benefits
------------------------------------------     --------------------------    -----------------------
                  2007                                   $ 4,318                    $ 1,134
                  2008                                     4,547                      1,232
                  2009                                     4,750                      1,294
                  2010                                     5,000                      1,341
                  2011                                     5,341                      1,448
               2012 - 2016                                32,854                      7,788

The Company currently anticipates making employer contributions to its defined benefit pension plans in fiscal 2007 of no more than $29,000, which represents the maximum tax-deductible contribution.

                                                          Pension Benefits                         Other Benefits
                                                  ---------------------------------      ---------------------------------
Components of net periodic (benefit)                          August 31,                             August 31,
cost for the fiscal years ended                     2006         2005         2004         2006         2005         2004
                                                  -------      -------      -------      -------      -------      -------

Service cost                                      $ 5,067      $ 4,264      $ 3,688      $   609      $   369      $   354
Interest cost                                       5,738        5,831        5,259        1,157          947          866
Expected return on plan assets                     (8,514)      (7,121)      (6,958)           -            -            -
Amortization of prior service costs (credits)       1,162        1,197        1,090          (12)         (12)        (117)
Amortization of transition obligation (asset)         (89)         (88)        (107)          49           49           49
Amortization of net actuarial loss (gain)           2,097        1,357          824          616          106          175
Plan acquisition differential                         -            -            150          -            -            (29)
                                                  -------      -------      -------      -------      -------      -------
     Net periodic (benefit) cost                  $ 5,461      $ 5,440      $ 3,946      $ 2,419      $ 1,459      $ 1,298
                                                  =======      =======      =======      =======      =======      =======

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects:

                                                     1-Percentage-                      1-Percentage-
                                                     Point Increase                     Point Decrease
                                                     --------------                     --------------
Effect on total of service and interest
    cost components                                    $     212                          $     (149)
Effect on postretirement benefit obligation            $   2,262                          $   (1,511)

Savings Plan:

The Company has a defined contribution 401(k) savings plan that covers substantially all of its eligible U.S. employees. The purpose of the plan is generally to provide additional financial security to employees during retirement. Participants in the savings plan may elect to contribute, on a before-tax basis, a certain percent of their annual earnings with the Company matching a portion of these contributions. Expense under the plan related to the Company's matching contribution was $1,374, $1,272 and $1,152 for fiscal 2006, 2005 and 2004, respectively.

In fiscal 2001, this plan was amended to, among other things, permit the Company to begin contributing to each eligible participant's 401(k) plan account an additional amount equal to 1% of each participant's monthly compensation in the form of vested shares of Arrow common stock. This stock contribution program resulted in additional expense to the Company of $928, $891 and $815 for fiscal 2006, 2005 and 2004, respectively.

15. Segment Reporting:

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

The following table provides information about the Company's sales by product category:

                                           2006                             2005                               2004
                               -----------------------------    ------------------------------     -----------------------------
                                 Critical          Cardiac        Critical           Cardiac         Critical          Cardiac
                                   Care              Care           Care              Care             Care             Care
                               ------------      -----------    ------------      ------------     ------------     ------------
Sales to External              $    411,200      $    70,400    $    385,400      $     68,900     $    369,800     $     63,300
     customers

The following tables present information about geographic areas:

                                                                  2006
                             --------------------------------------------------------------------------------
                                 United                          Asia and
                                 States           Europe       International    Eliminations     Consolidated
                             -------------     ------------    -------------    ------------    -------------
Sales to unaffiliated        $     291,400     $     93,400    $      96,800    $          -    $     481,600
    customers
Long-lived assets at
    August 31*               $     103,832     $     53,064    $      17,517    $       (560)   $     173,853

                                                                  2005
                             --------------------------------------------------------------------------------
                                 United                          Asia and
                                 States           Europe       International    Eliminations     Consolidated
                             -------------     ------------    -------------    ------------    -------------
Sales to unaffiliated        $     277,600     $     85,600    $      91,100    $          -    $     454,300
    customers
Long-lived assets at
    August 31*               $     104,212     $     30,898    $      17,826    $       (729)   $     152,207

                                                                  2004
                             --------------------------------------------------------------------------------
                                 United                          Asia and
                                 States           Europe       International    Eliminations     Consolidated
                             -------------     ------------    -------------    ------------    -------------
Sales to unaffiliated        $     279,900     $     71,400    $      81,800    $          -    $     433,100
    customers
Long-lived assets at
    August 31*               $     103,991     $     25,148    $       8,366    $       (527)   $     136,978

* Long-lived assets includes only tangible assets.

16. Financial Instruments:

During fiscal 2006 and 2005, the percentage of the Company's sales invoiced in currencies other than U.S. dollars was 27.5% and 27.1%, respectively. In addition, a part of the Company's cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other (income) / expense of the Company's consolidated statements of income. Gains and losses on these contracts are offset by the changes in the U.S. dollar value of the foreign denominated assets, liabilities and transactions being hedged. The Company's policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company's efforts in this regard will be successful.

The Company's exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables, and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to the Company's ongoing credit review procedures.

                                      (64)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

At August 31, 2006, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through November 2006. The following table identifies foreign currency forward contracts to sell foreign currencies at August 31, 2006 and August 31, 2005 as follows:

                                                  August 31, 2006                   August 31, 2005
                                             Notional       Fair Market        Notional       Fair Market
                                             Amounts           Value           Amounts           Value
                                             -------          -------          -------          -------
Foreign currency: (U.S. Dollar Equivalents)

        Japanese yen                         $ 2,177          $ 2,146          $   672          $   680
        Canadian dollars                       1,437            1,448              584              590
        Euro                                   7,694            7,694           11,322           11,424
        Mexican peso                             913              909              905              912
        African rand                           1,827            1,793              444              470
        British pound                          3,989            4,007                -                -
                                             -------          -------          -------          -------
                                             $18,037          $17,997          $13,927          $14,076
                                             =======          =======          =======          =======

At August 31, 2006, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through June 2007. The following table identifies foreign currency forward contracts to buy foreign currencies at August 31, 2006 and August 31, 2005 as follows:

                                                  August 31, 2006                   August 31, 2005
                                             --------------------------        --------------------------
                                             Notional       Fair Market        Notional       Fair Market
                                             Amounts           Value           Amounts           Value
                                             -------          -------          -------          -------
  Foreign currency: (U.S. Dollar Equivalents)

        Czech koruna                         $19,168          $19,510          $ 2,666          $ 2,727

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company's maximum exposure related to foreign currency options is limited to the premiums paid. During fiscal 2006, the Company did not recognize any time value or intrinsic value losses against cost of sales. During fiscal 2005, the Company recognized less than $0.1 million of intrinsic value losses against cost of sales and did not recognize any time value losses. The Company had no foreign currency option contracts outstanding at August 31, 2006 and August 31, 2005.

Operations of the Company are also exposed, in the normal course of business, to fluctuations in interest rates. The interest rate risk exposure results from changes in short-term Japanese Yen interest rates. In fiscal 2005 and 2004, the Company entered into interest rate swaps to reduce the impact of its floating rate debt. These swap agreements allowed the Company to exchange floating rate for fixed rate interest payments over the life of the agreement. The differential was accrued as interest rates changed and was recorded as interest expense. The effect of these agreements was to limit interest rate exposure to between 1.63% and 1.75% on $2,138 of the Company's revolving credit. These agreements will expire in fiscal 2008 and fiscal 2009. As a result of these swap agreements, interest expense increased by $27 and $30 for the fiscal years ended August 31, 2006 and 2005, respectively. The fair value of these swap agreements was $46 and $95 at August 31, 2006 and 2005, respectively.

17. Contingencies:

The Company is a party to certain legal actions, including product liability and employment matters, arising in the ordinary course of its business. From time to time, the Company is also subject to legal actions involving patent and other intellectual property claims.

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

                                      (65)

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

The Company is currently a plaintiff in two related patent infringement lawsuits in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola(TM) Percutaneous Thrombolytic Device (PTD(R)), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of three patents covering the PTD, is also a plaintiff, and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these three patents. A trial is scheduled for July 2007.

The Company also commenced a patent infringement lawsuit in the United States District Court in Boston, Massachusetts against Spire Corporation of Bedford, Massachusetts. The Company is the owner of United States Patent No. 6,872,198, which covers a method of inserting a double-Y-shaped multi-lumen catheter. The Company has alleged that the use of Spire's Pourchez RetrO(TM) High Flow Kink-Resistant Catheter infringes this patent. This case is currently in the middle of the discovery phase, and a trial is anticipated during the 2007 calendar year, although the Company cannot presently predict the precise timing.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company's business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company's reported results of operations in any future period cannot be predicted with certainty.

As previously reported, on November 4, 2005, the Company paid $2,000 for the settlement of a claim for indemnification in connection with its prior disposition of a business.

18. New Accounting Standards:

The FASB issued SFAS No. 151, "Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4", in November 2004. This statement amends the guidance in ARB No. 43 Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of SFAS No. 151, effective September 1, 2005. The impact of this statement on the Company's consolidated financial statements was not material to its results of operations for fiscal 2006.

The FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109" ("FIN 48"), in July 2006. The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact this adoption will have on its consolidated financial statements.

The FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)", in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $25,961 to other comprehensive expense as of August 31, 2007.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") in September 2006, to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings for errors that were not previously deemed material but are material under the guidance in SAB No. 108. The Company currently believes that this statement will not have a material impact on the Company's consolidated financial statements.

                                      (66)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

19. Product Recall:

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

The Company sent recall notices to approximately 800 hospitals and 16 dealers. In the first quarter of fiscal 2005, the Company recorded a charge against net sales of $500, representing its issued sales credits as of January 7, 2005 and an estimate for those sales credits yet to be issued relating to returned NeoPICC Catheters. As of August 31, 2006, the Company had issued sales credits totaling the full $500 and does not anticipate the need to issue any additional credits.

To address the inspectional observations of the FDA and to facilitate the integration of its Neo[heart]Care manufacturing operations into its other existing facilities, the Company in January 2005 temporarily ceased the manufacture, shipment and sale of its entire Neo[heart]Care product line, including the NeoPICC Catheters, until it has completed the implementation of all corrective actions related to the FDA's inspections. The Company presently expects to submit a new 510(k) pre-market notification to the FDA for a modified version of the NeoPICC Catheter during the second quarter of fiscal 2007 and has decided to delay the resumption of production of the Neo[heart]Care product line, including the NeoPICC Catheters, until it has received FDA marketing clearance for these modifications.

The Company's Neo[heart]Care product line sales were $7,646 for all of fiscal 2004 and were $2,048 in fiscal 2005 through January 2005, when it temporarily suspended all Neo[heart]Care product sales as described above. As of August 31, 2006, the Company had fully reserved for its inventories of NeoPICC Catheters. Inventories of other Neo[heart]Care products were approximately $1,345 at August 31, 2006, which amount included a $359 reserve for potentially unusable inventory.

20. Earnings per Share:

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the fiscal years ended August 31, 2006, 2005 and 2004:

                                                       2006        2005        2004
                                                      -------     -------     -------
Net income                                            $56,009     $39,513     $55,942

Weighted average common shares outstanding             44,767      44,300      43,559
Incremental common shares issuable: stock options
   and awards                                             506         708         743
                                                      -------     -------     -------
Weighted average common shares outstanding
   assuming dilution                                   45,273      45,008      44,302
                                                      =======     =======     =======

Basic earnings per common share                       $  1.25     $  0.89     $  1.28
                                                      =======     =======     =======

Diluted earnings per common share                     $  1.24     $  0.88     $  1.26
                                                      =======     =======     =======

Stock options outstanding to purchase 20,000 and 13,913 shares of common stock for the fiscal years ended August 31, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because the options' exercise prices were higher than the average market price of the Company's common stock.

                                      (67)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

21. Summary of Quarterly Results (unaudited):

Quarterly financial results for the year ended August 31, 2006 are as follows:

                                                                     Quarter
                                              ------------------------------------------------------
                                              11/30/05        2/28/06        5/31/06        8/31/06
                                              ---------      ---------      ---------      ---------
Net sales                                     $ 113,644      $ 116,504      $ 122,257      $ 129,182
Cost of goods sold                               57,487         59,715         63,023         64,532
                                              ---------      ---------      ---------      ---------
Gross profit                                     56,157         56,789         59,234         64,650

Operating expenses
Research and development                          6,451          7,058          7,199          6,840
Selling, general and
  administrative                                 32,585         31,894         32,602         32,880
Restructuring charge                                 13           (269)           130            344
Operating income                                 17,108         18,106         19,303         24,586
Other expenses (income)                            (417)          (612)        (1,131)          (597)
                                              ---------      ---------      ---------      ---------
Income before income                             17,525         18,718         20,434         25,183
   taxes
Provision for income taxes                        5,695          6,084          6,535          7,537
                                              ---------      ---------      ---------      ---------
Net income                                    $  11,830      $  12,634      $  13,899      $  17,646
                                              =========      =========      =========      =========

Basic earnings
  per common share                            $    0.26      $    0.29      $    0.31      $    0.39

Diluted earnings
  per common share                            $    0.26      $    0.28      $    0.31      $    0.39
Weighted average shares used in computing
  basic earnings per common share                44,646         44,729         44,810         44,879
Weighted average shares used in computing
  diluted earnings per common share              45,168         45,276         45,281         45,365

                                      (68)

                            ARROW INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)

Quarterly financial results for the year ended August 31, 2005 are as follows:

                                                                     Quarter
                                              -----------------------------------------------------
                                              11/30/04        2/28/05        5/31/05       8/31/05
                                              ---------      ---------      ---------     ---------
Net sales                                     $ 112,725      $ 109,209      $ 118,070     $ 114,292
Cost of goods sold                               56,305         58,506         57,416        68,230
                                              ---------      ---------      ---------     ---------
Gross profit                                     56,420         50,703         60,654        46,062

Operating expenses
Research and development                          7,919          7,126          6,623         8,024
Selling, general and
  administrative                                 28,722         35,545         29,856        34,109
Restructuring charge                                391            930            450           115
Operating income                                 19,388          7,102         23,725         3,814
Other expenses (income)                            (291)          (180)           267          (591)
                                              ---------      ---------      ---------     ---------
Income before income                             19,679          7,282         23,458         4,405
   taxes
Provision for income taxes                        6,396          1,928          7,624          (637)
                                              ---------      ---------      ---------     ---------
Net income                                    $  13,283      $   5,354      $  15,834     $   5,042
                                              =========      =========      =========     =========

Basic earnings
  per common share                            $    0.30      $    0.12      $    0.36     $    0.11

Diluted earnings
  per common share                            $    0.30      $    0.12      $    0.35     $    0.11
Weighted average shares used in computing
  basic earnings per common share                43,836         44,214         44,548        44,598
Weighted average shares used in computing
  diluted earnings per common share              44,526         45,010         45,277        45,210

                                      (69)

                                   SCHEDULE II

                            ARROW INTERNATIONAL, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                          Additions
                                                        -------------

                                                           Charges /
                                          Balance at      (Credits) to                    Balance at
                                           Beginning       Cost and                          End
           Description                     of Period       Expenses      Deductions(1)     of Period
-----------------------------------        ---------       --------      -------------     ---------

For the year ended August 31, 2004:
  Accounts receivable:
    Allowance for doubtful accounts          $1,112          $1,437          $  351          $2,198
                                             ======          ======          ======          ======

For the year ended August 31, 2005:
  Accounts receivable:
    Allowance for doubtful accounts          $2,198          $1,010          $1,032          $2,176
                                             ======          ======          ======          ======

For the year ended August 31, 2006:
  Accounts receivable:
    Allowance for doubtful accounts          $2,176          $   99          $  305          $1,970
                                             ======          ======          ======          ======

(1) Deductions represent write-offs of previously reserved accounts receivable.

                                      (70)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of August 31, 2006. Based on that evaluation, the Company's management, including its CEO and CFO, have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the Company's management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

       There have been no changes in the Company's internal control over financial reporting that occurred during the three months ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION

       On August 7, 2006, the Company entered into a new collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL/CIO, CLC, or the Union. The Union represents all of the Company's 279 hourly-paid manufacturing employees at its Reading and Wyomissing, Pennsylvania facilities. This new agreement with the Union has a three-year term expiring in August 2009 and provides specific terms governing wages, hours of work and overtime, benefits, safety and health, and other conditions of employment for the employees subject to the agreement.


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

       Information regarding directors and nominees for directors of the Company, as well as certain other information required by this item, will be included in the Company's Proxy Statement to be issued in connection with its 2007 Annual Meeting of Shareholders to be held on January 17, 2007 (the "Proxy Statement"), and is incorporated herein by reference. The information regarding executive officers required by this item is contained in Part I of this report under the caption "Executive Officers" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

       Information regarding executive compensation of Arrow's directors and executive officers will be included in the Proxy Statement and is incorporated herein by reference.

                                      (71)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       Information regarding beneficial ownership of the Company's common stock by certain beneficial owners and by management of the Company will be included in the Proxy Statement and is incorporated herein by reference.

       The following table sets forth certain information regarding the Company's equity compensation plans as of August 31, 2006.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                     Number of securities
                                                                                                   remaining available for
                                        Number of securities to         Weighted-average            future issuance under
                                        be issued upon exercise         exercise price of            equity compensation
                                        of outstanding options,       outstanding options,        plans (excluding securities
          Plan Category                   warrants and rights          warrants and rights         reflected in column (a))
-----------------------------------    --------------------------   --------------------------    ---------------------------
                                                  (a)                          (b)                            (c)
Equity compensation plans
  approved by security
  holders                                      3,101,881                     $25.18                       10,693,183

Equity compensation plans
  not approved by security
  holders                                          -                            -                             -

              Total                            3,101,881                     $25.18                       10,693,183

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain relationships and related transactions with management of the Company will be included in the Proxy Statement and is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

       Information regarding fees paid by the Company for accounting services rendered by its registered public accounting firm, PricewaterhouseCoopers LLP, Certified Public Accountants, will be included in the Proxy Statement and is incorporated herein by reference.

                                      (72)

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

           3 See Exhibit Index on pages 76 through 81 of this report for a list of the exhibits filed, furnished or incorporated by reference as part of this report.

                                      (73)

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARROW INTERNATIONAL, INC.

                                      By:   /s/ Frederick J. Hirt
                                           -------------------------------------
                                             Frederick J. Hirt
                                             Chief Financial Officer and
                                             Senior Vice President of Finance
Dated:  November 13, 2006

                                      (74)

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


         Signatures                                       Title                               Date
         ----------                                       -----                               ----

/s/ Carl G. Anderson, Jr.                      Director, Chairman and                   November 13, 2006
---------------------------------
(Carl G. Anderson, Jr.)                        Chief Executive Officer
                                               (Principal Executive Officer)

/s/ Frederick J. Hirt                          Chief Financial Officer and              November 13, 2006
---------------------------------
(Frederick J. Hirt)                            Senior Vice President of Finance
                                               (Principal Financial and
                                               Accounting Officer)

/s/ Marlin Miller, Jr.                         Director                                 November 13, 2006
---------------------------------
(Marlin Miller, Jr.)

/s/ Raymond Neag                               Director                                 November 13, 2006
---------------------------------
(Raymond Neag)

/s/ John H. Broadbent, Jr.                     Director                                 November 13, 2006
---------------------------------
(John H. Broadbent, Jr.)

/s/ T. Jerome Holleran                         Director                                 November 13, 2006
---------------------------------
(T. Jerome Holleran)

/s/ Richard T. Niner                           Director                                 November 13, 2006
---------------------------------
(Richard T. Niner)

/s/ Alan M. Sebulsky                           Director                                 November 13, 2006
---------------------------------
(Alan M. Sebulsky)

/s/ John E. Gurski                             Director                                 November 13, 2006
---------------------------------
(John E. Gurski)

/s/ R. James Macaleer                          Director                                 November 13, 2006
---------------------------------
(R. James Macaleer)

/s/ Anna M. Seal                               Director                                 November 13, 2006
---------------------------------
(Anna M. Seal)

                                      (75)

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

     3.1.1          Amendment to the Restated Articles of               Incorporated by reference from Exhibit A to the
                    Incorporation of the Company.                       Company's Proxy Statement on Schedule 14A dated
                                                                        December 16, 2005 for its Annual Meeting of
                                                                        Shareholders held on January 18, 2006 (the "2006 Annual
                                                                        Meeting Proxy Statement")

      3.2           By-laws of the Company, as amended and              Incorporated by reference from Exhibit 3.2 to the
                    restated.                                           Company's Current Report on Form 8-K dated October
                                                                        27, 2004 (the "October 2004 Form 8-K")

     3.2.1          Amendment to the By-laws of the Company.            Incorporated by reference from Exhibit A to the
                                                                        2006 Annual Meeting Proxy Statement

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

    10.2.1          Amendment No. 2005-1 to the Arrow                   Incorporated by reference from Exhibit 10.1 to the
                    International, Inc. 401(K) Plan.                    Company's Quarterly Reports on Form 10-Q for the
                                                                        first quarter period ended November 30, 2005 (the
                                                                        "November 30, 2005 Form 10-Q")

     10.3           Amended and Restated Retirement Plan for            Incorporated by reference from Exhibit 10.3.2 to
                    Salaried Employees of the Company, effective        the Company's Annual Report on Form 10-K for the
                    September 1, 1989, as amended.                      year ended August 31, 1993 (the "1993 Form 10-K")

    10.3.1          Amendment No. 2005-1 to the Retirement Plan         Incorporated by reference from Exhibit 10.2 to the
                    for the Salaried Employees of the Company.          November 30, 2005 Form 10-Q

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

                                      (76)

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

                                      (77)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
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

     10.14          Agreement dated August 7, 2006 between the          Filed herewith
                    Company and United Steel, Paper and Forestry,
                    Rubber, Manufacturing, Energy, Allied
                    Industrial and Service Workers International
                    Union, AFL/CIO, CLC.

     10.15          Amended and Restated Retirement Plan for            Incorporated by reference from Exhibit 10.23.2 to
                    Hourly-Rated Employees of the Wyomissing            the 1993 Form 10-K
                    Plant of the Company, effective September 1,
                    1989, as amended.

    10.15.1         Amendment No. 2005-1 to the Retirement Plan         Incorporated by reference from Exhibit 10.3 to the
                    for the Hourly-Rate Employees of the                November 30, 2005 Form 10-Q
                    Wyomissing Plant of the Company.

     10.16          Amended and Restated Retirement Plan for            Incorporated by reference from Exhibit 10.24.2 to
                    Hourly-Rated Employees of the North Carolina        the 1993 Form 10-K
                    and New Jersey Plants of the Company,
                    effective September 1, 1989, as amended.

    10.16.1         Amendment No. 2005-1 to the Retirement Plan         Incorporated by reference from Exhibit 10.4 to the
                    for the Hourly-Rate Employees of the North          November 30, 2005 Form 10-Q
                    Carolina and New Jersey Plants of the Company.

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

                                      (78)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
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

     10.25          2006 Directors Stock Incentive Plan.                Incorporated by reference from Exhibit B to the
                                                                        2006 Annual Meeting Proxy Statement

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

                                      (79)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
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

     10.31          1999 Stock Incentive Plan.                          Incorporated by reference from Exhibit 10.56 to the
                                                                        2000 Form 10-K

    10.31.1         1999 Stock Incentive Plan (as amended on            Incorporated by reference from Exhibit 10.32.1 to
                    October 27, 2004).                                  the Company's Annual Report on Form 10-K for the
                                                                        fiscal year ended August 31, 2005

     10.32          Loan Agreement, dated April 12, 2001, among         Incorporated by reference from Exhibit 10.57 to the
                    First Union National Bank, First Union              May 31, 2001 Form 10-Q
                    National Bank, London Branch, and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V., and Arrow
                    International CR, A.S.

    10.32.1         Second Amendment to Loan Agreement, dated           Incorporated by reference from Exhibit 10.33.1 to
                    June 30, 2003, among Wachovia Bank, National        the 2003 Form 10-K
                    Association (f/k/a  First Union National
                    Bank),Wachovia Bank, National Association,
                    London Branch (f/k/a First Union National
                    Bank, London Branch), and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V., Arrow
                    International CR, A.S. and Arrow Italy S.R.L.

    10.32.2         Fourth Amendment to Loan Agreement, dated May       Incorporated by reference from Exhibit 10.33.2 to
                    27, 2005, among Wachovia Bank, National             the May 31, 2005 Form 10-Q
                    Association (f/k/a  First Union National
                    Bank),Wachovia Bank, National Association,
                    London Branch (f/k/a First Union National
                    Bank, London Branch), and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commercial A.E., Arrow
                    Holland Medical Products B.V., Arrow
                    International CR, A.S. and Arrow Italy S.R.L.

    10.32.3         Fifth Amendment to Loan Agreement, dated May        Incorporated by reference from Exhibit 10.1 to the
                    31, 2006, among Wachovia Bank, National             Company's Quarterly Report on Form 10-Q for the
                    Association (f/k/a First Union National             third quarter period ended May 31, 2006
                    Bank), Wachovia Bank, National Association,

                                      (80)

EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT                              METHOD OF FILING
----------------    -----------------------------------------------     -----------------------------------------------------
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

    10.32.4         Sixth Amendment to Loan Agreement, dated            Filed herewith
                    August 8, 2006, among Wachovia Bank, National
                    Association (f/k/a First Union National
                    Bank), Wachovia Bank, National Association,
                    London Branch (f/k/a/ First Union National
                    Bank, London Branch), and Arrow
                    International, Inc., Arrow Medical Products,
                    Ltd., Arrow Deutschland, GmbH, Arrow Iberia,
                    S.A., Arrow Internacional de Mexico S.A. de
                    C.V., Arrow Hellas Commerical A.E., Arrow
                    Nederland, B.V., Arrow International CR, A.S.
                    and Arrow Italy S.R.L.

     10.33          Arrow International, Inc. Defined Benefit           Incorporated by reference from Exhibit 10.58 to the
                    Supplemental Executive Retirement Plan.             May 31, 2001 Form 10-Q

    10.33.1         Amendment No. 1 to the Arrow International,         Incorporated by reference from Exhibit 10.34.1 to
                    Inc. Defined Benefit Supplemental Executive         the 2003 Form 10-K
                    Retirement Plan.

     10.34          Certified Copy of Corporate Resolutions of          Incorporated by reference from Exhibit 10.35 to the
                    the Company, dated October 27, 2004,                October 2004 Form 8-K
                    authorizing and setting forth the terms of
                    the Company's Early Retirement Program.

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

                                      (81)