Form 10-K/A
period 2006-08-31
ARROW INTERNATIONAL INC
filed 2006-12-15
CIK 886046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006


                                       OR


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File Number       0-20212
                        -----------------


                            ARROW INTERNATIONAL, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                       23-1969991
--------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


2400 Bernville Road, Reading, Pennsylvania                   19605
------------------------------------------             ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (610) 378-0131

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes  X     No
                                                           ----      ---

        Indicate by check mark whether the registrant is not required to file
reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No X
                                                                ---  ---

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes:  X                           No:
                       -----                             -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  X     Accelerated Filer      Non-Accelerated Filer
                        ----                    ----                       ----

        Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes:       No:  X
                                                ------    ------


        The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2006 was $ 902,149,592 (based on the last reported sale price on the Nasdaq National Market on that date).



        The number of shares of the registrant's common stock outstanding as of October 1, 2006 was 44,915,818 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE.


        None

                                EXPLANATORY NOTE


        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended August 31, 2006 filed with the Securities and Exchange Commission (the "SEC") on November 13, 2006 (the "Form 10-K") is being filed to amend and restate only the following items of the Form 10-K: Items 10, 11, 12, 13 and 14 of Part III. Other than these items, none of the information contained in the Form 10-K has been revised or amended.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MEMBERS OF THE BOARD OF DIRECTORS

        The current directors of the Company, their ages and the term of directorship with the Company are set forth below.

NAME                                  AGE       POSITION
----                                  ---       --------

Carl G. Anderson, Jr.                 61        Chairman of the Board,
                                                President and Chief Executive
                                                Officer and
                                                Director

John H. Broadbent, Jr.                68        Director

John E. Gurski                        65        Director

T. Jerome Holleran                    70        Director

R. James Macaleer                     72        Director

Marlin Miller, Jr.                    74        Director

Raymond Neag                          75        Director

Richard T. Niner                      67        Director

Anna M. Seal                          50        Director

Alan M. Sebulsky                      47        Director

---------------

        Mr. Anderson has served as Chairman and Chief Executive Officer of the Company since September 2003 and as President since January 19, 2005. From January 2002 to August 2003, Mr. Anderson served as Vice Chairman of the Board and General Manager of the Company's Critical Care Division with responsibility for worldwide sales, marketing, research and development of the Company's critical care products. Mr. Anderson has served as a director of the Company since January 1998 and, prior to his employment by the Company, served as President and Chief Executive Officer of ABC School Supply, Inc., a producer of materials and equipment for public and private schools, from May 1997 to December 2001. Mr. Anderson served as Principal with the New England Consulting Group, a general management and marketing consulting company, from May 1996 to May 1997, as Vice President, General Manager, Retail Consumer Products of James River Corporation, a multinational company engaged in the development, manufacture and marketing of paper-based consumer products ("James River"), from August 1994 to March 1996, and as Vice President, Marketing, Consumer Brands of James River from May 1992 to August 1994, and in various capacities with Nestle Foods Corporation, the latest as Vice President, Division General Manager, Confections, from 1984 to May 1992. Prior thereto, Mr. Anderson served in several marketing and management capacities with Procter & Gamble from 1972 to 1984. Mr. Anderson also serves as a director of Carpenter Technology Corporation, a specialty steel manufacturer and IWT Tesoro Corporation, a manufacturer and distributor of building tile.

        Mr. Broadbent has served as a Director of the Company since it was founded in 1975. From 1975 until his retirement in August 1998, Mr. Broadbent served as Chief Financial Officer, Vice President - Finance and Treasurer of the Company. From 1966 to 1975, Mr. Broadbent served in several positions with Carpenter Technology Corporation, a specialty steel manufacturer, the latest as Manager-Market Planning & Development. From 1964 to 1966, Mr. Broadbent served as a consultant in the Management Advisory Services Department of the international accounting firm of Price Waterhouse & Co. Mr. Broadbent also serves as a director of Bioenergy, Inc., an integrated life sciences company.

        Mr. Gurski has served as a Director of the Company since January 1997. Prior to joining the Company, Mr. Gurski served as Corporate Vice President of AMP Incorporated, a multinational company engaged in the development, manufacture and marketing of systems for electrical and electronic applications ("AMP"), from 1989 until his retirement in January 1999. Mr. Gurski also served in several executive positions during his tenure at AMP, including as President, Europe, Middle East and Africa of AMP from July 1995 to December 1996, President, Global Operations of AMP from January 1997 to August 1998, Corporate Vice President, Administration of AMP from August 1998 to January 1999, Corporate Vice President, Europe of AMP from September 1993 to July 1995, Corporate Vice President, Business & Operations Planning International of AMP from January 1992 to September 1993, Corporate Vice President, Capital Goods Business Sector of AMP from 1989 to January 1992 and Divisional Vice President, Operations of AMP from 1987 to 1989. From 1972 to 1987, Mr. Gurski served in various manufacturing and operating capacities with AMP. Prior thereto, Mr. Gurski was employed by General Motors Corporation.

        Mr. Holleran has served as a Director of the Company since it was founded in 1975. Mr. Holleran served as Secretary of the Company from 1975 until April 2004 and a Vice President of the Company from 1975 until September 1997. Prior to joining the Company, Mr. Holleran served as Chairman of the Board of Directors of Precision Medical Products, Inc. ("PMP"), a former subsidiary of Arrow Precision Products, Inc. ("Precision"), since October 1999. Mr. Holleran also served in the following positions during his tenure at PMP, Chief Executive Officer and President, from July 1996 to October 2000, Vice President, Chief Operating Officer and a director of Precision, from February 1986 to September 1997. Mr. Holleran served as President of Endovations, Inc., a former subsidiary of Precision that manufactured and marketed certain gastroenterological medical products ("Endovations"), from 1991 until the sale in June 1996 of a portion of Endovations' business to the Company, and the remainder to an unrelated third party. From 1971 to 1975, Mr. Holleran served as Director of Business Planning-Textile Divisions of Rockwell International Corporation and as a Marketing Manager of the Arrow Products Division of Rockwell International Corporation, the Company's predecessor. From 1969 to 1971, Mr. Holleran served as a consultant with the management consulting firm of Booz, Allen and Hamilton.

        Mr. Macaleer has served as a Director of the Company since January 1998. Mr. Macaleer served as Chairman of the Board of Shared Medical Systems Corporation, a provider of computer-based information systems and associated services to the health industry in North America and Europe ("SMS"), from 1969 to November 1997, and Chief Executive Officer of SMS from 1969 to August 1995.

        Mr. Miller has served as a Director of the Company since it was founded in 1975. Mr. Miller served as Chairman of the Board of Directors of the Company from January 1999 and Chief Executive Officer of the Company from 1975 until his retirement from the Company in August 2003, and President of the Company from 1975 to January 1999. From 1972 to 1975, Mr. Miller served as Vice President and a director of Connors Investor Services, a research and investment management firm. From 1959 to 1972, Mr. Miller served in several capacities with Glen Gery Corporation, a manufacturer of building products, the latest as Executive Vice President and a director. Mr. Miller served as a director of Carpenter Technology Corporation, a manufacturer of specialty steel, until his retirement from this position in October 2002.

        Mr. Neag has served as a Director of the Company since it was founded in 1975. Mr. Neag served as Vice Chairman of the Company from January 1999 until his retirement in October 1999, as Executive Vice President of the Company from April 1992 to January 1999 and Senior Vice President of the Company from 1975 to April 1992. From 1973 until joining the Company, Mr. Neag served as General Manager of the Arrow Products Division of Rockwell International Corporation, the Company's predecessor. From 1971 to 1973, Mr. Neag served as President of Teledyne Dental Products, a manufacturer of dental products and a division of Teledyne, Inc. Prior to 1971, Mr. Neag served as Vice President and Director of Marketing of Sherwood Medical, Inc., a medical device company.

        Mr. Niner has served as a Director of the Company since 1982. Mr. Niner has served as General Partner of Wind River Associates L.P., a private investment partnership based in Greenwich, Connecticut, since January 1999. From 1988 to 1999, Mr. Niner served as General Partner of Brynwood Management II L.P., the general partner of a private investment partnership based in Greenwich, Connecticut. Mr. Niner is a director of Hurco Companies, Inc., a manufacturer and marketer of computer numerical controls and related machine tools.

        Ms. Seal has served as a Director of the Company since September 2005. Ms. Seal has served as Senior Vice President and Chief Financial Officer of the Global Manufacturing and Supply Division of GlaxoSmithKline plc since December 2000. From March 1995 to November 2000, Ms. Seal served as Senior Vice President and Chief Financial Officer of Worldwide Supply Operations of SmithKline Beecham plc ("SmithKline"), Vice President and Chief Financial Officer of the Animal Health Division of SmithKline from April 1991 to February 1995, Chief Auditor and Vice President, Corporate Audits, of SmithKline from June 1988 to July 1991, and Director, Corporate Audits, of SmithKline from October 1987 to May 1988. From 1981 to September 1987, Ms. Seal served in various other accounting, audit and financial reporting capacities with SmithKline. Prior thereto, Ms. Seal served as an Audit Manager with Coopers & Lybrand from 1978 to 1981.

        Mr. Sebulsky has served as a Director of the Company since January 1997. Mr. Sebulsky has served as a Managing Partner and Portfolio Manager of Apothecary Capital LLC, an investment advisory firm specializing in health care, since April 2003. From May 2002 to March 2003, Mr. Sebulsky was an independent investor and consultant. Prior thereto, Mr. Sebulsky served as Managing Director from March 2000 to January 2002 and Executive Vice President and principal from July 1994 to March 2000 of Lincoln Capital Management, a private investment management firm based in Chicago, Illinois, with responsibility for investments in the health care industry. From 1988 to May 1994, Mr. Sebulsky served as Managing Director at Morgan Stanley & Company, an international investment banking and brokerage firm, with responsibility for equity research in the pharmaceutical and medical device industries. From 1982 to 1988, Mr. Sebulsky held various positions at T. Rowe Price & Associates, an investment management firm, the latest as Vice President, with responsibility for health care investment analysis and portfolio management.

EXECUTIVE OFFICERS

        The current executive officers of the Company, their ages, positions and terms of office with the Company, and brief summaries of their business experience are set forth in Part I of the Form 10-K, beginning on page 13.

AUDIT COMMITTEE AND AUDIT COMMITTEE EXPERT

        The Company has a separately-designated standing Audit Committee of its Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The members of the Audit Committee currently are John H. Broadbent, Jr., who acts as Chairman of the Committee, Anna M. Seal and Alan M. Sebulsky, each of whom the Board of Directors has determined is an independent director qualified to serve on the Audit Committee in accordance with the applicable rules and regulations of the SEC and the Nasdaq Stock Market, Inc. ("Nasdaq").

        In addition, the Board of Directors has determined that each of Mr. Broadbent and Ms. Seal is qualified to serve as an "audit committee financial expert" of the Company, as defined in applicable SEC rules, and that each member of the Audit Committee has sufficient knowledge in reading and understanding the Company's financial statements to serve on the Audit Committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act and the rules promulgated thereunder require the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and to furnish to the Company copies of all such filings. The Company has determined, based solely upon a review of those reports and amendments thereto furnished to the Company during and with respect to the Company's fiscal year ended August 31, 2006 and written representations from certain reporting persons, that Marlin Miller, Jr., a director of the Company, was inadvertently late in filing two Forms 4 each reporting sales of 5,000 shares of the Company's common stock (the "Common Stock") pursuant to an SEC Rule 10b5-1 trading plan on November 3, 2005 and July 14, 2006.

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

ITEM 11.  EXECUTIVE COMPENSATION

        The following table summarizes, for the Company's past three fiscal years, all compensation paid to the Company's Chief Executive Officer, each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer as of August 31, 2006 (collectively, the "Named Executive Officers") for services rendered to the Company in all capacities.

                                               SUMMARY COMPENSATION TABLE


                                                                                                Long-Term
                                                    Annual Compensation(1)                    Compensation
                                                   ------------------------      --------------------------------------
                                                                                  SECURITIES
NAME AND                              FISCAL                                      UNDERLYING              ALL OTHER
PRINCIPAL POSITION                     YEAR        SALARY($)       BONUS($)      OPTIONS(#)(2)       COMPENSATION($)(2)
------------------                    ------       ---------       --------      -------------       ------------------

Carl G. Anderson, Jr.(3)               2006         450,000         -0-              30,000(4)            4,500(5)
Chairman, President and                2005         418,752         -0-                 -0-               7,125(5)
Chief Executive Officer                2004         364,587       300,003           400,000(6)            5,105(5)

Frederick J. Hirt(7)                   2006         285,500         -0-              30,000(8)            7,188(9)
Senior Vice President- Finance         2005         275,563         -0-              20,000(10)           9,491(9)
and Chief                              2004         268,253       171,682            40,000(11)           7,931(9)
Financial Officer

Carl W. Staples(12)                    2006         241,756         -0-              30,000(13)          13,626(14)
Senior Vice President-                 2005         226,251         -0-              20,000(15)          17,865(14)
Human Resources                        2004         200,004        96,002            40,000(16)          14,395(14)

James T. Hatlan(17)                    2006         241,756         -0-              30,000(18)          11,476(19)
Senior Vice President-                 2005         226,251         -0-              20,000(20)          11,731(19)
Manufacturing                          2004         200,000        80,002            20,000(21)          26,300(19)

Kenneth E. Imler(22)                   2006         195,833         -0-              20,000(23)          59,570(24)
Senior Vice President
Regulatory Affairs and
Quality Assurance

---------------------
(1) Column with respect to "Other Annual Compensation" has not been included in this table because the aggregate amount of perquisites and other personal benefits received from the Company by any of the Named Executive Officers did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for each such Named Executive Officer in the table.

                       (footnotes continued on next page)

                    (footnotes continued from previous page)

(2) The numbers of shares of Common Stock underlying option awards, the exercise prices applicable to such awards and the numbers of shares contributed by the Company under its 401(k) Plan that are set forth in this table and in the corresponding footnotes have in each case been adjusted to reflect the two-for-one split of the Common Stock effected on August 15, 2003.

(3) Mr. Anderson was elected as Chairman and Chief Executive Officer of the Company effective September 1, 2003 and as President on January 19, 2005. From January 16, 2002 to August 31, 2003, Mr. Anderson served as Vice Chairman of the Board and General Manager of the Company's Critical Care Division, and was not an employee of the Company prior thereto.

(4) Represents an award to Mr. Anderson on November 8, 2005 of options to purchase 30,000 shares of Common Stock at an exercise price of $29.94 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Anderson's continued employment with the Company, 20% of such stock option award (i.e., 6,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., November
        8). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(5) Consists of (a) contributions in fiscal 2006, 2005 and 2004 to Mr. Anderson's account under the Company's 401(k) Plan of 145.55, 235.94 and
        188.06 shares of Common Stock having an aggregate fair market value of $4,500, $7,125 and $5,105, respectively.

(6) Represents an award to Mr. Anderson on September 1, 2003 of options to purchase 400,000 shares of Common Stock at an exercise price of $25.80 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Anderson's continued employment with the Company, 25% of such stock option award (i.e., 100,000 options) will vest on each of the first through fourth anniversaries of the date of such award (i.e., September
        1). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(7) Mr. Hirt was elected Senior Vice President - Finance and Chief Financial Officer of the Company effective October 27, 2004.

(8) Represents an award to Mr. Hirt on November 8, 2005 of options to purchase 30,000 shares of Common Stock at an exercise price of $29.94 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Hirt's continued employment with the Company, 20% of such stock option award (i.e., 6,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., November 8). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(9) Consists of (a) matching contributions in the amount of $4,333, $5,027 and $4,114 made by the Company to Mr. Hirt's account under the Company's 401(k) Plan in fiscal 2006, 2005 and 2004, respectively, and (b) contributions in fiscal 2006, 2005 and 2004 to Mr. Hirt's account under the Company's 401(k) Plan of 92.29, 147.56 and 140.89 shares of Common Stock having an aggregate fair market value of $2,855, $4,464 and $3,817, respectively.

                       (footnotes continued on next page)

                    (footnoted continued from previous page)

(10) Represents an award to Mr. Hirt on January 19, 2005 of options to purchase 20,000 shares of Common Stock at an exercise price of $30.60 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Hirt's continued employment with the Company, 20% of such stock option award (i.e., 4,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., January 19). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(11) Represents an award to Mr. Hirt on October 14, 2003 of options to purchase 40,000 shares of Common Stock at an exercise price of $25.00 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Hirt's continued employment with the Company, 25% of such stock option award (i.e., 10,000 options) will vest on each of the first through fourth anniversaries of the date of such award (i.e., October 14). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(12) Mr. Staples was elected Senior Vice President - Human Resources of the Company effective October 27, 2004.

(13) Represents an award to Mr. Staples on November 8, 2005 of options to purchase 30,000 shares of Common Stock at an exercise price of $29.94 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Staples's continued employment with the Company, 20% of such stock option award (i.e., 6,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., November
        8). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(14) Consists of (a) matching contributions of $3,620, $3,717 and $4,292 made by the Company to Mr. Staples's account under the Company's 401(k) Plan in fiscal 2006, 2005 and 2004, respectively, (b) contributions in fiscal 2006, 2005 and 2004 to Mr. Staples's account under the Company's 401(k) Plan of 80.90, 107.99 and 89.23 shares of Common Stock having an aggregate fair market value of $2,498, $3,302 and $2,411, respectively, and (c) payments of $7,508, $10,846 and $7,692 made to Mr. Staples in fiscal 2006, 2005 and 2004, respectively, in respect of his accrued but unused vacation allowance.

(15) Represents an award to Mr. Staples on January 19, 2005 of options to purchase 20,000 shares of Common Stock at an exercise price of $30.60 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Staples's continued employment with the Company, 20% of such stock option award (i.e., 4,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., January
        19). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(16) Represents an award to Mr. Staples on October 14, 2003 of options to purchase 40,000 shares of Common Stock at an exercise price of $25.00 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Staples's continued employment with the


                       (footnotes continued on next page)

                    (footnotes continued from previous page)

        Company, 25% of such stock option award (i.e. 8,000 options) will vest on each of the first through fourth anniversaries of the date of such award (i.e., October 14). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(17) Mr. Hatlan was elected Senior Vice President - Manufacturing of the Company effective October 27, 2004. From September 2, 2003 to October 26, 2004, Mr. Hatlan served as Vice President - Strategic Planning of the Company, and was not an employee of the Company prior thereto.

(18) Represents an award to Mr. Hatlan on November 8, 2005 of options to purchase 30,000 shares of Common Stock at an exercise price of $29.94 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Hatlan's continued employment with the Company, 20% of such stock option award (i.e., 6,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., November 8). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(19) Consists of (a) matching contributions of $4,320, $4,133 and $4,267 made by the Company to Mr. Hatlan's account under the Company's 401(k) Plan in fiscal 2006, 2005 and 2004, respectively, (b) contributions in fiscal 2006, 2005 and 2004 to Mr. Hatlan's account under the Company's 401(k) Plan of 79.77, 100.34 and 75.75 shares of Common Stock having an aggregate fair market value of $2,464, $3,079 and $2,033, respectively,
        (c) payments of $4,692 and $4,519 made to Mr. Hatlan in fiscal 2006 and 2005, respectively, in respect of his accrued but unused vacation allowance, and (d) a payment of $20,000 made to Mr. Hatlan in fiscal 2004 as a sign-on bonus.

(20) Represents an award to Mr. Hatlan on January 19, 2005 of options to purchase 20,000 shares of Common Stock at an exercise price of $30.60 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Hatlan's continued employment with the Company, 20% of such stock option award (i.e., 4,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., January 19). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(21) Represents an award to Mr. Hatlan on October 14, 2003 of options to purchase 20,000 shares of Common Stock at an exercise price of $25.00 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Hatlan's continued employment with the Company, 25% of such stock option award (i.e., 5,000 options) will vest on each of the first through fourth anniversaries of the date of such award (i.e., October 14). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(22) Mr. Imler was elected Senior Vice President-Regulatory Affairs and Quality Assurance effective November 1, 2005, and was not an employee of the Company prior thereto. Accordingly, no information is provided for periods prior to November 1, 2005 for Mr. Imler.

                       (footnotes continued on next page)

                    (footnotes continued from previous page)

(23) Represents an award to Mr. Imler on November 1, 2005 of options to purchase 20,000 shares of Common Stock at an exercise price of $29.41 per share under the Company's 1999 Stock Incentive Plan. Subject to Mr. Imler's continued employment with the Company, 20% of such stock option award (i.e., 4,000 options) will vest on each of the first through fifth anniversaries of the date of such award (i.e., November 1). The options are subject to immediate vesting upon the occurrence of certain change in control events.

(24) Consists of (a) a matching contribution in the amount of $3,133 made by the Company to Mr. Imler's account under the Company's 401(k) Plan in fiscal 2006, (b) a contribution in fiscal 2006 to Mr. Imler's account under the Company's 401(k) Plan of 69.00 shares of Common Stock having an aggregate fair market value of $2,158, (c) relocation and related travel expenses of $34,279 reimbursed to Mr. Imler in fiscal 2006, and
        (d) a payment of $20,000 made to Mr. Imler in fiscal 2006 as a sign-on bonus.


OPTION GRANTS

        The following table sets forth certain information, as of August 31, 2006, concerning individual grants of stock options made during the fiscal year ended August 31, 2006 to the Named Executive Officers.


                                                  OPTION GRANTS IN FISCAL 2006

                                                                                                       Potential Realizable
                                                                                                         Value at Assumed
                                                                                                   Annual Rates of Stock Price
                                                                                                           Appreciation
                                                  Individual Grants                                    for Option Term ($)
                           ---------------------------------------------------------------         ---------------------------
                                                  Percent Of
                                                 Total Options
                           Number Of Securities   Granted To
                            Underlying Options   Employees In      Exercise     Expiration
          Name                  Granted (#)      Fiscal Year(1)  Price ($/sh)     Date                5%              10%
          ----             --------------------  --------------  ------------   ----------         -------         ---------

Carl G. Anderson, Jr             30,000(2)            2.79%         29.94        11/8/15           564,873         1,431,499
Frederick J. Hirt                30,000(2)            2.79%         29.94        11/8/15           564,873         1,431,499
Carl W. Staples                  30,000(2)            2.79%         29.94        11/8/15           564,873         1,431,499
James T. Hatlan                  30,000(2)            2.79%         29.94        11/8/15           564,873         1,431,499
Kenneth E. Imler                 20,000(3)            1.86%         29.41        11/1/15           369,916           937,439

--------------------
(1) Based upon total grants of options in respect of 1,073,500 shares of Common Stock during fiscal 2006.

(2) Granted under the Company's 1999 Stock Incentive Plan on November 8, 2005. Subject to continued employment by the Company, 20% of such options (i.e., 6,000 options) will vest on each of the first through fifth anniversaries of such date (i.e., November 8). The options are subject to immediate vesting upon the occurrence of certain change in control events.

                       (footnotes continued on next page)

                    (footnotes continued from previous page)

(3) Granted under the Company's 1999 Stock Incentive Plan on November 1, 2005. Subject to continued employment by the Company, 20% of such options (i.e., 4,000 options) will vest on each of the first through fifth anniversaries of such date (i.e., November 1). The options are subject to immediate vesting upon the occurrence of certain change in control events.

AGGREGATE OPTION EXERCISES IN FISCAL 2006 AND FISCAL YEAR-END OPTION VALUES

        The following table provides information concerning stock options exercised during fiscal 2006 and the number of unexercised options held by the Named Executive Officers as of August 31, 2006. Also reported are the values for unexercised, "in the money" options, which represent the positive spread between the respective exercise prices of such options and the fair market value of the Common Stock as of August 31, 2006.




                                                                       Number of Securities
                                                                      Underlying Unexercised            Value of Unexercised
                                                                            Options at                  In-the-Money Options
                               Shares                                    August 31, 2006(#)            At August 31, 2006($)(1)
                            Acquired on                            ----------------------------     ----------------------------
          Name              Exercise (#)     Value Realized ($)    Exercisable    Unexercisable     Exercisable    Unexercisable
        --------           --------------    ------------------    -----------    -------------     -----------    -------------

Carl G. Anderson, Jr             -                  -                337,000          260,000         7,943,838      2,944,633
Frederick J. Hirt               8,960            154,157             107,040           74,000         1,943,260      1,515,202
Carl W. Staples                  -                  -                 22,200           68,400           569,438        147,844
James T. Hatlan                  -                  -                 14,000           56,000           372,400         79,940
Kenneth E. Imler                 -                  -                      0           20,000                 0         58,000

--------------------
(1) Based upon a closing sale price of the Common Stock of $32.31 per share on August 31, 2006 as reported on the Nasdaq Global Select Market.

RETIREMENT PLANS

        RETIREMENT PLAN. The Retirement Plan for Salaried Employees of Arrow International, Inc. became effective on September 1, 1978, and was amended and restated as of September 1, 1984, September 1, 1989, September 1, 1997 and March 28, 2005 (the "Retirement Plan"). The Retirement Plan is a non-contributory defined benefit pension plan intended to be qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Retirement Plan covers salaried employees of the Company who have attained age 21 and completed one year of service and provides benefits based upon years of service and compensation. All of the executive officers of the Company participate in the Retirement Plan. Benefits under the Retirement Plan are based on an annual rate of 1.25% of a participant's final average earnings multiplied by such participant's years of credited service with the Company after September 1, 1975. Final average earnings are defined under the Retirement Plan as the participant's average annual compensation, excluding discretionary bonuses and subject to annual limitations on compensation under the Internal Revenue Code, during the 60 consecutive months in the final 120 months of the participant's employment which produce the highest average. Since 1989, Internal Revenue Code provisions have limited the amount of annual compensation that can be used for calculating pension benefits. In 2006, no more than $220,000 of annual salary can be used to determine an employee's annual benefit accrual. The Internal Revenue Service adjusts this figure annually. Benefits under the Retirement Plan are payable upon normal retirement, which is the later of age 65 or the fifth anniversary of commencing plan participation, early retirement at age 55 following ten years of service, death, disability or other termination of employment following five years of vesting service, and may be paid under various annuity forms of payment.

        Contributions to the Retirement Plan for any year depend on the assumptions used by the actuary for the Retirement Plan, historic investment experience and the level of prior years' funding. The annual contributions made by the Company to the Retirement Plan in respect of fiscal 2004, 2005 and 2006 were $3,058,289, $12,115,702 and $491,988, respectively, equivalent to approximately 7.8%, 27.5% and 1.2% of the covered compensation of all participants in the plan for fiscal 2004, 2005 and 2006, respectively. The amount of the contribution, payment or account in respect of a specified person is not and cannot readily be separately or individually calculated by the actuary of the Retirement Plan. The Named Executive Officers currently have the following years of credited service for purposes of the Pension Plan: Mr. Anderson has five years, Mr. Hirt has eight years, Mr. Staples has four years, Mr. Hatlan has three years and Mr. Imler has one year. The following table shows the estimated annual benefits payable upon retirement under the Retirement Plan at normal retirement age for each level of remuneration specified at the listed years of service.

                                                 PENSION PLAN TABLE

                                                                     YEARS OF SERVICE
                                          -------------------------------------------------------------------------
          REMUNERATION (1)                  15               20                25               30             35
      ---------------------------         -------          -------          -------           -------       -------
      $100,000...................         $18,750          $25,000          $31,250           $37,500       $43,750
       150,000...................          28,125           37,500           46,875            56,250        65,625
       200,000...................          37,500           50,000           62,500            75,000        87,500
       250,000...................          41,250           55,000           68,750            82,500        96,250
       300,000...................          41,250           55,000           68,750            82,500        96,250
       350,000...................          41,250           55,000           68,750            82,500        96,250
       400,000...................          41,250           55,000           68,750            82,500        96,250
       450,000...................          41,250           55,000           68,750            82,500        96,250
       500,000...................          41,250           55,000           68,750            82,500        96,250
       550,000...................          41,250           55,000           68,750            82,500        96,250

--------------------

(1) Under current Internal Revenue Code provisions, no more than $220,000 of annual salary can be used to determine an employee's annual benefit accrual. The Internal Revenue Service adjusts this figure annually.

        SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. The Company's Defined Benefit Supplemental Executive Retirement Plan (the "SERP") was established by the Company on September 1, 2000 to provide non-discretionary pension benefits to selected executive officers and retired executive officers of the Company in addition to those benefits payable to them under the Retirement Plan. The SERP is an unfunded pension plan not intended to be qualified under the Internal Revenue Code. The SERP was amended as of September 2, 2003 to permit selected additional executive officers of the Company to receive benefits thereunder and to clarify the benefits that are payable to spouses of eligible members if the members die before or while receiving benefits under the SERP. Additionally, the SERP, as amended, provides that benefits thereunder will be paid to members who attain age 65 or have five or more years of vesting service under the Retirement Plan. The benefits payable under the SERP are coordinated with benefits payable under the Retirement Plan and are calculated in accordance with one of two formulae. The first formula, which applies to Marlin Miller, Jr., the former Chairman and Chief Executive Officer and a director of the Company, Raymond Neag, the former Vice Chairman and a director of the Company, and John H. Broadbent, Jr., the former Vice President - Finance and Treasurer of the Company, provides for an annual benefit, payable for the lesser of 20 years or the life of the member, equal to twelve times the difference between: (a) 50% of the member's monthly average compensation (as defined under the Retirement Plan, but disregarding annual limitations on compensation under the Internal Revenue Code used for calculating benefits under a qualified retirement plan); and (b) the member's monthly benefit payable under the Retirement Plan payable as a single life annuity. The second formula, which applies to Messrs. Anderson and Hirt, and to Philip B. Fleck, the former President and Chief Operating Officer of the Company, and Paul L. Frankhouser, the former Executive Vice President - Global Business Development of the Company, provides for an annual benefit, payable for the lesser of 20 years or the life of the member, equal to twelve times the difference between: (a) the member's credited service under the Retirement Plan (capped at 25 years) times 2% of the member's monthly average compensation (as defined under the Retirement Plan, but disregarding annual limitations on compensation under the Internal Revenue Code used for calculating benefits under a qualified retirement plan); and (b) the member's monthly benefit payable under the Retirement Plan payable as a single life annuity. Generally, a member's benefits under the SERP commence at the same time as the member's benefits under the Retirement Plan. In fiscal 2006, the Company paid $131,380 to Mr. Miller, $108,445 to Mr. Neag, $89,051 to Mr. Broadbent, $131,767 to Mr. Fleck and $104,966 to Mr. Frankhouser pursuant to the SERP.

COMPENSATION OF DIRECTORS

        CASH COMPENSATION. The Company's directors who are not also employees of the Company received a quarterly fee of $5,000 for Board membership in fiscal 2006 and a fee of $1,000 for attendance in person and $500 for attendance by telephone at each Board meeting and each committee meeting. The Company's directors who also serve as members of the Audit Committee, other than the Audit Committee Chairman, received an additional quarterly fee of $1,250 in fiscal 2006. The Chairmen of each of the Compensation and Human Resources Committee and the Corporate Governance and Nominating Committee received an additional quarterly fee of $500, and the Chairman of the Audit Committee and the Company's Lead Director received an additional quarterly fee of $2,500 in fiscal 2006. Directors are reimbursed for reasonable expenses incurred in connection with attending Board and committee meetings.

        STOCK-BASED COMPENSATION. To promote the Company's ability to attract and retain outside directors and to provide them with an incentive to maintain and enhance the Company's long-term performance, stock awards are made to directors who are not also employees or consultants of the Company in the form of non-qualified stock options. These stock awards were previously made pursuant to the Company's Directors Stock Incentive Plan, which was approved by the Company's shareholders at its Annual Meeting of Shareholders held on January 17, 1996, with amendments thereto approved by the Company's shareholders at its Annual Meeting of Shareholders held on January 19, 2000, and which expired in accordance with its terms on January 17, 2006, ten years after the plan became effective. At the Company's Annual Meeting of Shareholders held on January 18, 2006, the Company's shareholders approved its 2006 Directors Stock Incentive Plan (the "2006 Plan") to replace the expired plan. Under the terms of the 2006 Plan, upon an eligible director's first election or appointment to the Board, such eligible director receives options to purchase 10,000 shares of

Common Stock and, on the date of each Annual Meeting of Shareholders of the Company, eligible directors are eligible to receive grants of options and/or restricted stock, in each case at the discretion of and in such amount as may be determined by the Board. The exercise price for each option is equal to the fair market value of the Common Stock on the date of grant. Each option has a term of ten years from the date of grant and vests on the first anniversary of the date of grant.

        On January 18, 2006, the date of the Company's 2006 Annual Meeting of Shareholders, in accordance with the terms of the 2006 Plan, the Board of Directors approved the grant to each of the directors of the Company, other than Carl G. Anderson, Jr., the Chairman, President and Chief Executive Officer of the Company, of options to purchase 3,000 shares of Common Stock, at an exercise price of $30.97, the closing price per share of the Common Stock on such date as reported on the Nasdaq National Market.

        OTHER COMPENSATION. Members of the Company's Board of Directors and their immediate families (when such family members are traveling with the director or an executive officer of the Company) are permitted to use the Company's aircraft. The aggregate incremental cost to the Company for all directors' personal use of its turboprop aircraft was $81,075 in fiscal 2006, which amount was reported and calculated in accordance with Internal Revenue Service guidelines for imputed income for personal use of the Company's aircraft.

                   COMPENSATION AND HUMAN RESOURCES COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

        The Compensation and Human Resources Committee reviews and recommends to the Board of Directors for approval the compensation arrangements for the Chief Executive Officer of the Company and all of its other executive officers, including salaries, bonuses and grants of awards under, and administration of, the Company's stock incentive plans. The Compensation and Human Resources Committee is currently composed of three directors of the Company, each of whom is independent as defined in applicable Nasdaq rules.

COMPENSATION PHILOSOPHY

        Arrow International's executive compensation program is designed to attract, retain, motivate and reward effective executive officers and to link executive compensation with the attainment of financial, operational and strategic objectives. In establishing the program, the Compensation and Human Resources Committee assesses the performance of individuals and the Company relative to those objectives.

        The Company's compensation program generally provides incentives to achieve annual and long-term objectives. The principal components of the compensation program are base salary, annual incentive bonuses and long-term incentive awards in the form of stock options and/or grants of restricted Common Stock. These elements generally are blended in order to formulate compensation packages which provide competitive pay, reward the achievement of financial, operational and strategic objectives, and align the interests of the Company's executive officers and other higher level personnel with those of the Company's shareholders.

COMPENSATION COMPONENTS

        BASE SALARY. Base salary levels for executive officers are derived from market comparisons with similarly-sized manufacturing companies, including those engaged in the manufacture of medical products for the health care industry with which the Company competes for executive talent. The Compensation and Human Resources Committee believes that the Company's most direct competitors for this purpose are not necessarily all of the companies that would be included in a peer group established to compare shareholder returns. Therefore, the compensation peer group is not the same as the peer group index set forth in the Company Stock Performance Graph included elsewhere in this Form 10-K/A. Based on information currently available to the Compensation and Human Resources Committee, including publicly available compensation information relating to direct competitors of the Company, the Compensation and Human Resources Committee believes that base salary levels for executive officers, including the Chief Executive Officer, are, on average, below the median of base salary levels for executive officers of similar companies. In determining executive officers' salaries, the Compensation and Human Resources Committee also considers individual experience and prior service to the Company, overall job performance and results, and level of responsibility. The Compensation and Human Resources Committee does not assign weights to these factors nor necessarily consider any one more important than the others.

        The Compensation and Human Resources Committee annually reviews the performance of the Chief Executive Officer, and, in determining Mr. Anderson's level of compensation for fiscal 2006, in addition to consideration of industry comparisons and individual performance, has taken particular note of the Company's performance in fiscal 2006 in the following key areas: management efficiency; the successful introduction of new products into the market and the advancement of products under development; the implementation and status of the Company's previously reported Project Operational Excellence program; and the Company's overall growth and profitability.

        INCENTIVE BONUSES. Incentive bonuses during fiscal 2006 were based on two plans: a stock contribution program in which all eligible employees of the Company, including executive officers, are eligible to participate, and a pre-tax income growth plan limited to executive officers and certain other management-level employees of the Company.

        Pursuant to the Company's stock contribution program, the Company contributes to each participant's account under the Company's 401(k) Plan an additional 1% of the participant's monthly base pay in the form of vested shares of Common Stock. With this stock contribution program, employees have the opportunity to benefit from the Company's potential future profitability and growth.

        The Compensation and Human Resources Committee believes that payment of bonuses specifically linked to the growth in profitability of the Company provides appropriate and effective rewards for successful individual executive performances that contribute directly to the overall success of the Company. On November 14, 2005, the Compensation and Human Resources Committee approved modifications to the Company's income growth bonus plan, which became effective for all executive officer incentive bonuses commencing in fiscal 2006, providing that annual incentive bonuses will only become payable thereunder to the extent that the percentage growth in the Company's pre-tax income, exclusive of extraordinary income and expense, over the most recent fiscal year for which such incentive bonuses were paid, equals or exceeds 5%. Under the income growth bonus plan, at the discretion of the Compensation and Human Resources Committee, Messrs. Anderson, Hirt, Staples, Hatlan and Imler are eligible to receive annual incentive bonuses equal to 5.0, 4.5, 4.5, 4.5 and 4.0 times, respectively, and other executive officers and eligible management-level employees of the Company are eligible to receive annual incentive bonuses ranging from 1.0 to 3.0 times the percentage growth in the Company's pre-tax income, exclusive of extraordinary income and expense, over the most recent fiscal year in which such bonuses were paid, times their respective base pay; provided that, in each case, such year-over-year percentage growth equals or exceeds 5%. For fiscal 2006, the Company's pre-tax income, exclusive of extraordinary income and expense, decreased from fiscal 2004, which was the most recent fiscal year for which such incentive bonuses were paid because no incentive bonuses were paid in fiscal 2005 under the previous terms of the income growth bonus plan. Consequently, none of the Company's executive officers were paid any incentive bonuses in fiscal 2006. It is the present intention of the Compensation and Human Resources Committee to approve payment of incentive bonuses in fiscal 2007 to the executive officers and certain other management-level employees of the Company pursuant to its income growth bonus plan to the extent that the Company in fiscal 2007 achieves an increase in pre-tax income, exclusive of extraordinary income and expense, of at least 5% over fiscal 2004.

        LONG-TERM INCENTIVE AWARDS. To promote the Company's long-term objectives, stock awards are made to executive officers and other employees who are in a position to make a significant contribution to the Company's long-term success. In addition to the shares of Common Stock that the Company contributes each month to the accounts of its employees under its 401(k) Plan pursuant to its stock contribution program, as described above, stock awards are currently made pursuant to the Company's 1999 Stock Incentive Plan in the form of stock options.

        Since the stock option awards vest and may grow in value over time, this component of the Company's compensation plan is designed to reward performance over a sustained period. The Company intends that these awards will strengthen the focus of its executives and other key employees on managing the Company from the perspective of a person with an equity stake in the Company.

        Stock awards are not always granted each year. In selecting recipients and the size of stock awards, the Compensation and Human Resources Committee generally considers various factors such as the overall job performance and potential of the recipient, prior grants to and amount of Common Stock currently held by the recipient, prior service to the Company, a comparison of awards made to executives and key employees in comparable positions at similar companies, and the Company's performance. In fiscal 2006, each of Messrs. Anderson, Hirt, Staples and Hatlan were awarded options to purchase 30,000 shares of Common Stock under the Company's 1999 Stock Incentive Plan. Mr. Imler was awarded options to purchase 20,000 shares of Common Stock under the 1999 Stock Incentive Plan at the inception of his employment with the Company in November 2005. Other key employees of the Company were awarded options to purchase a total of 933,500 shares of Common Stock under the 1999 Stock Incentive Plan during fiscal 2006, resulting in a total grant of options in respect of 1,073,500 shares of Common Stock under the plan during fiscal 2006. In selecting the recipients and size of these awards, the Compensation and Human Resources Committee placed particular emphasis on such executives' and key employees' overall job performance and their potential for continued significant contribution to the Company's growth and profitability. As a result of these awards and stock awards made prior to fiscal 2006, each of the Company's executive officers, as well as a significant number of non-executive employees of the Company, have been afforded the opportunity to enjoy an equity stake in the Company as part of their long-term compensation.

        TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code imposes limitations on the federal income tax deductibility of compensation paid to the Company's chief executive officer and to each of the other four most highly compensated executive officers of the Company. Under these limitations, the Company may deduct such compensation only to the extent that during any fiscal year the compensation does not exceed $1,000,000 or meets certain specified conditions (such as certain performance-based compensation that has been approved by the Company's shareholders). Based on the Company's current compensation plans and policies and the Section 162(m) rules, the Company and the Compensation and Human Resources Committee believe that, for the near future, there is not a significant risk that the Company will lose any significant tax deduction for executive compensation. The Company's compensation plans and policies will be modified to ensure full deductibility of executive compensation if the Company and the Compensation and Human Resources Committee determine that such an action is in the best interests of the Company.

                                    COMPENSATION AND HUMAN RESOURCES COMMITTEE

                                    R. James Macaleer, Chairman
                                    John E. Gurski
                                    Raymond Neag


                   COMPENSATION AND HUMAN RESOURCES COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended August 31, 2006, the Compensation and Human Resources Committee of the Board of Directors consisted of Messrs. Gurski, Macaleer and Neag. No member of this committee was at any time during fiscal 2006 or at any other time an officer or employee of the Company, other than Mr. Neag, who served as an executive officer of the Company prior to his retirement in October 1999, and no member had any relationship with the Company requiring disclosure under SEC rules. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company's Board of Directors or the Compensation and Human Resources Committee during fiscal 2006.

                             STOCK PRICE PERFORMANCE

        Set forth below is a line graph comparing the yearly cumulative total shareholder return on the Common Stock with the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Health Care Equipment Index for the period beginning on August 31, 2001 and ending on August 31, 2006. The comparison assumes $100 was invested on August 31, 2001 in the Common Stock and in each of the foregoing indices and also assumes reinvestment of all dividends.



                              [GRAPH APPEARS HERE]


                                August 31,   August 31,    August 31,    August 31,     August 31,      August 31,
                                  2001         2002          2003          2004            2005            2006
                              ------------ ------------- ------------- -------------- -------------- ----------------
Arrow International, Inc.        $100.00      $95.72        $142.21       $157.64        $167.66        $186.81
S&P 500 Stock Index              $100.00      $82.02         $91.91       $102.44        $115.31        $125.55
S&P 500 - Health Care            $100.00      $93.68        $117.37       $136.28        $152.14        $141.12
Equipment Index

                               ------------------

        Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings made by the Company under those statutes, none of the preceding Compensation and Human Resources Committee Report on Executive Compensation or the Company Stock Price Performance Graph will be incorporated by reference into any of those prior filings, nor will any of such reports or graph be incorporated by reference into any future filings made by the Company under those statues.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of November 30, 2006, the beneficial ownership of Common Stock by (1) each director and nominee, (2) each of the Named Executive Officers in the Summary Compensation Table in Item 11 of this report (whose beneficial ownership has been rounded up or down to the nearest whole share of Common Stock), (3) all directors and officers as a group (including the named individuals), and (4) each beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated in the notes immediately following the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                          Amount             Percent of
         Name                                                        Beneficially Owned      Class Owned
        ------                                                       ------------------      -----------

        Richard T. Niner....................................           6,316,980  (1)           14.0%
        Marlin Miller, Jr...................................           4,316,209  (2)            9.6%
        Raymond Neag........................................            2,132,151 (3)            4.7%
        T. Jerome Holleran..................................            1,064,727 (4)            2.4%
        John H. Broadbent, Jr...............................             556,609  (5)            1.2%
        Carl G. Anderson, Jr................................             493,298  (6)            1.1%
        Frederick J. Hirt...................................             144,725  (7)            *
        R. James Macaleer...................................              45,830  (8)            *
        James T. Hatlan.....................................              31,123  (9)            *
        Alan M. Sebulsky....................................              31,000 (10)            *
        Carl W. Staples.....................................             23,828  (11)            *
        John E. Gurski......................................              22,454 (12)            *
        Anna M. Seal .......................................              13,000 (13)            *
        Kenneth E. Imler....................................               4,121 (14)            *
        All directors and officers as a group
             (15 persons)...................................          15,237,059 (15)           33.8%

        Robert L. McNeil, Jr................................           4,563,688 (16)           10.1%
        Richard T. Niner and Robert W.
             Cruickshank, as Trustees of the Robert L.
             McNeil, Jr. 1983 Trust dated November 30, 1983            4,624,494                10.3%
        c/o Wilmington Trust Company
             1100 North Market Street
             Wilmington, Delaware  19890-0001
------------------------
 *     Less than one percent.

(1) Includes an aggregate of 14,656 shares owned by Mr. Niner's wife, as to which Mr. Niner disclaims beneficial ownership, 20,000 shares held by a charitable foundation of which Mr. Niner is an officer and a director with power to vote and dispose of the shares held by such foundation, as to which Mr. Niner disclaims beneficial ownership, and 4,624,494 shares held by Mertz & Moyer, as nominee for the Robert L. McNeil, Jr. 1983 Trust (the

                       (footnotes continued on next page)

                    (footnotes continued from previous page)

        "McNeil Trust"), of which Mr. Niner is one of two trustees who have shared power to vote and dispose of the shares held in such trust. Also includes 21,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

(2) Includes 2,000 shares owned by Mr. Miller's wife, as to which Mr. Miller disclaims beneficial ownership. Also includes 9,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

(3) Includes 3,000 shares owned by Mr. Neag's wife, as to which Mr. Neag disclaims beneficial ownership, and 2,108,151 shares held by the Raymond Neag Revocable Trust, of which Mr. Neag is trustee with sole power to vote and dispose of the shares held in such trust. Also includes 21,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

(4) Includes 50,000 shares owned by Mr. Holleran's wife, as to which Mr. Holleran disclaims beneficial ownership, and 797,130 shares owned by the Thomas Jerome Holleran Revocable Trust, of which Mr. Holleran is trustee with sole power to vote and dispose of the shares held by such trust. Also includes 15,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

(5) Includes 24,000 shares owned by Mr. Broadbent's wife and 500 shares jointly owned by Mr. Broadbent's wife and her adult son, as to which Mr. Broadbent disclaims beneficial ownership. Also includes 24,600 shares held by a charitable foundation, of which Mr. Broadbent is one of three trustees who have shared power to vote and dispose of the shares held by such foundation, and 20,000 shares held by The Dana L. Bunting and Robert L. Bunting Irrevocable Educational Trust, of which Mr. Broadbent is trustee with sole power to vote and dispose of the shares held in such trust. In addition, includes 21,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Excludes 61,048 shares held by the John H. Broadbent, Jr. Charitable Remainder Unitrust, of which Mr. Broadbent was the grantor but has no power to vote or dispose of such shares, and as to which Mr. Broadbent disclaims beneficial ownership.

(6) Includes 473,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 124,000 shares issuable upon the exercise of options which are not presently exercisable.

(7) Includes 135,040 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 46,000 shares issuable upon the exercise of options which are not presently exercisable.

(8) Includes 21,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

(9) Includes 29,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 41,000 shares issuable upon the exercise of options which are not presently exercisable.

(10) Includes 23,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

                       (footnotes continued on next page)

                    (footnotes continued from previous page)

(11) Includes 22,838 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 47,200 shares issuable upon the exercise of options which are not presently exercisable.

(12) Includes 18,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

(13) Includes 13,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable.

(14) Includes 4,000 shares issuable upon the exercise of vested options and options which are deemed to be presently exercisable. Does not include 16,000 shares issuable upon the exercise of options which are not presently exercisable.

(15)    See footnotes (1) through (14) above.

(16) Includes 100,000 shares held by a charitable foundation of which Mr. McNeil, a former director of the Company, is the president and one of twelve directors who have shared power to vote and dispose of the shares held by such foundation. Excludes 4,624,494 shares held by Mertz & Moyer, as nominee for the McNeil Trust, of which Mr. McNeil was the grantor for the benefit of Mr. McNeil and his lineal descendants. Mr. McNeil disclaims beneficial ownership of such shares held in the McNeil Trust.


EQUITY COMPENSATION PLANS


        Certain additional information regarding Common Stock issued under the Company's equity compensation plans is set forth in Item 12 of the Form 10-K in the table entitled "Equity Compensation Plan Information" on page 72.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Arrow Precision Products, Inc. ("Precision") was a former subsidiary of the Company which was formally dissolved in May 2002 (all of its assets had previously been liquidated and distributed to shareholders). Prior to the sale of its remaining operating subsidiary, Precision Medical Products, Inc. ("PMP"), in August 1997 to a company owned by certain management employees of Precision, including Mr. Holleran, the former Vice President and Chief Operating Officer of Precision and a director of the Company, Precision was engaged in the business of manufacturing and marketing certain gastroenterological and other non-catheter medical products, including ground needles and injection sites primarily for use by the Company. Prior to Precision's dissolution in fiscal 2002, certain officers, directors and principal shareholders of the Company owned substantially all of Precision's outstanding common stock. Mr. Holleran has served as Chairman of the Board of PMP since October 1999 and served as Chief Executive Officer and President of PMP from July 1996 to October 2000.

        In fiscal 2006, the Company made purchases amounting to $136,745 of products from PMP that it had formerly purchased from Precision. The Company solicits competitive quotations from unrelated suppliers for products it purchases from PMP. In the future, the Company may continue to purchase products from PMP, provided that the quotations the

Company receives from PMP for such products are competitive with those received from unrelated suppliers in terms of product availability, price, quality and delivery considerations.

        The Company reviews all related party transactions involving amounts in excess of $60,000 for potential conflicts of interest on an ongoing basis and all such transactions in which the Company is a party are approved by a majority of the independent directors of the Company or the Audit Committee in accordance with applicable Nasdaq rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company's registered independent accounting firm is PricewaterhouseCoopers LLP. PricewaterhouseCoopers LLP has served as the Company's independent accountants and auditors since fiscal 1985.

AUDIT FEES

        The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with its audit of the Company's annual consolidated financial statements, audit of management's assessment of the Company's internal control over financial reporting and the effectiveness of the Company's internal control over financial reporting, statutory audit of the Company's foreign subsidiaries, and reviews of the interim financial statements included in the Company's quarterly reports on Form 10-Q were $2,242,754 and $2,734,560 for the fiscal years ended August 31, 2006 and 2005, respectively.

AUDIT-RELATED FEES

        In addition to fees disclosed under "Audit Fees" above, the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of the Company's financial statements were $2,000 and $5,000 for the fiscal years ended August 31, 2006 and 2005, respectively. Such services included accounting consultations.

TAX FEES

        TAX COMPLIANCE. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax and transfer pricing compliance assistance in connection with the tax preparation and tax computations for the Company's U.S. and foreign subsidiaries were $179,000 and $197,043 for the fiscal years ended August 31, 2006 and 2005, respectively.

        TAX AUDIT. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax audit assistance and defense, including transfer pricing for the Company's U.S. and foreign subsidiaries, were $180,252 and $101,187 for the fiscal years ended August 31, 2006 and 2005, respectively.

        TAX PLANNING. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for miscellaneous tax planning and advice, including U.S. federal, state and international taxes, for the Company's U.S. and foreign subsidiaries were $59,235 and $95,003 for the fiscal years ended August 31, 2006 and 2005, respectively.

ALL OTHER FEES

        The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for other services for the Company's U.S. and foreign subsidiaries, consisting of consulting services relating to the Company's compliance with international financial reporting standards, were $3,760 and $0 for the fiscal years ended August 31, 2006 and 2005, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

        The Audit Committee of the Company's Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by the Company's registered independent accounting firm based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that the Company's management believes that a new service or the expansion of a current service provided by the Company's registered independent accounting firm is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the Company's engagement of its registered independent accounting firm to render such services. No non-audit, review or attest services were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X during the fiscal years ended August 31, 2006 and 2005, respectively. Both the Company's Senior Vice President-Finance and Chief Financial Officer and its Vice President and Treasurer report regularly to the Audit Committee on the services rendered by the Company's registered independent public accounting firm and related fees for audit, audit-related, tax and permitted non-audit services.


PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)            (3)      See Exhibit Index on page 24 of this report for a list
                        of the exhibits furnished as part of this report.

                                    SIGNATURE


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

                                       ARROW INTERNATIONAL, INC.


                                       By:  /s/ Frederick J. Hirt
                                           -------------------------------------
                                            Frederick J. Hirt
                                            Chief Financial Officer and
                                            Senior Vice President of Finance

Dated:  December 15, 2006

EXHIBIT NO.        EXHIBIT
-----------        -------

31.1               Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
                   Officer.

31.2               Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
                   Officer.