Form 10-Q
period 2006-11-30
ARROW INTERNATIONAL INC
filed 2007-01-08
CIK 886046

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

or

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-20212
ARROW INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	23-1969991
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2400 Bernville Road, Reading, Pennsylvania	19605
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:	(610) 378-0131

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
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):
Large Accelerated Filer X           Accelerated Filer __           Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 3, 2007

Common Stock, No Par Value	45,061,453

ARROW INTERNATIONAL, INC.

Form 10-Q Index

(2)

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

ARROW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	November 30, 2006	August 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$153,233	$148,576
Marketable securities	19,144	9,783
Accounts receivable, net	101,225	96,937
Inventories	106,226	102,901
Prepaid expenses and other	10,987	7,808
Prepaid income taxes	5,970	9,506
Deferred income taxes	14,587	13,709
Total current assets	411,372	389,220

Property, plant and equipment	372,984	362,148
Less accumulated depreciation	(194,218)	(188,295)
	178,766	173,853

Goodwill	42,865	42,830
Intangible assets, net	44,127	45,787
Other assets	9,967	9,863
Prepaid pension costs	35,105	35,884

Total other assets	132,064	134,364

Total assets	$722,202	$697,437

See accompanying notes to consolidated financial statements

Continued

(3)

ARROW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	November 30, 2006	August 31, 2006

LIABILITIES

Current liabilities:
Current maturities of long-term debt	$984	$995
Notes payable and lines of credit	73,262	70,979
Cash overdrafts	765	266
Accounts payable	21,996	23,316
Accrued liabilities	20,698	19,925
Accrued dividends	7,656	7,635
Accrued compensation	14,870	14,771
Accrued income taxes	9,142	200
Total current liabilities	149,373	138,087
Long-term debt	-	-
Accrued postretirement and pension benefit obligations	19,618	19,072
Deferred income taxes	14,101	14,730
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY

Preferred stock, no par value; 5,000,000 shares authorized; none issued	-	-

Common stock, no par value; 100,000,000 shares authorized; 52,957,626 shares issued	45,661	45,661

Additional paid-in capital	39,440	36,137

Retained earnings	492,449	485,618

Treasury stock at cost: 7,915,517 and 8,051,883 shares, respectively	(52,124)	(53,022)

Accumulated other comprehensive income	13,684	11,154

Total shareholders' equity	539,110	525,548

Total liabilities and shareholders' equity	$722,202	$697,437

See accompanying notes to consolidated financial statements

(4)

ARROW INTERNATIONAL, INC.
CONSOLIDTED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)
(Unaudited)
	For the three months ended
	November 30, 2006	November 30, 2005

Net sales	$122,853	$113,644
Cost of goods sold	61,071	57,487
Gross profit	61,782	56,157

Operating expenses:
Research and development	6,227	6,451
Selling, general and administrative	33,795	32,585
Restructuring charge	20	13
	40,042	39,049
Operating income	21,740	17,108

Other (income) expenses:
Interest expense, net of amount capitalized	549	180
Interest income	(1,656)	(609)
Other, net	212	12
Other (income) expenses, net	(895)	(417)
Income before income taxes	22,635	17,525
Provision for income taxes	8,149	5,695

Net income	$14,486	$11,830

Basic earnings per common share	$0.32	$0.26

Diluted earnings per common share	$0.32	$0.26

Cash dividends per common share	$0.17	$0.15

Weighted average shares outstanding used in computing basic earnings per common share	44,962,753	44,646,397

Weighted average shares outstanding used in computing diluted earnings per common share	45,513,486	45,167,726

See accompanying notes to consolidated financial statements

(5)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the three months ended
	November 30, 2006	November 30, 2005

Cash flows from operating activities:
Net income	$14,486	$11,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,269	5,037
Amortization	2,055	1,400
401(k) plan stock contribution	239	230
Deferred income taxes	(1,561)	(40)
Loss on sale of property, plant and equipment	74	212
Excess tax benefit from exercise of stock options	(364)	(175)
Stock compensation charge	901	763
Increase (decrease) in provision for postretirement and pension benefit obligation	544	(2,640)
Decrease (increase) in prepaid pension costs	779	(4,350)
Changes in operating assets and liabilities
Accounts receivable, net	(2,008)	(1,492)
Inventories	(2,442)	(4,788)
Prepaid expenses and other	(3,171)	(2,808)
Prepaid income taxes	3,536	-
Accounts payable and accrued liabilities	374	(1,541)
Accrued compensation	(15)	(334)
Accrued income taxes	9,230	3,955
Total adjustments	13,440	(6,571)
Net cash provided by operating activities	27,926	5,259

Cash flows from investing activities:
Capital expenditures	(9,619)	(5,725)
Purchases of marketable securities	(17,193)	-
Sales of marketable securities	7,832	-
Proceeds from sale of property, plant and equipment	171	-
(Increase) in intangible and other assets	(493)	(210)
Net cash (used) in investing activities	(19,302)	(5,935)

Cash flows from financing activities:
(Decrease) increase in notes payable and lines of credit	(594)	1,867
Reduction of current maturities of long-term debt	(11)	(31)
Increase in cash overdrafts	499	1,258
Excess tax benefit from exercise of stock options	364	175
Dividends paid	(7,635)	(6,693)
Proceeds from stock options exercised	2,698	1,138
Net cash (used in) financing activities	(4,679)	(2,286)

Effects of exchange rate changes on cash and cash equivalents	712	(829)
Net change in cash and cash equivalents	4,657	(3,791)
Cash and cash equivalents at beginning of year	148,576	119,326
Cash and cash equivalents at end of period	$153,233	$115,535

See accompanying notes to consolidated financial statements
Continued

(6)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)
(unaudited)

	For the three months ended
	November 30, 2006	November 30, 2005

Supplemental schedule of noncash investing and financing activities:

Dividends declared but not paid	$7,656	$6,702
(Decrease) in property, plant and equipment in accounts payable	$(1,660)	$(47)

See accompanying notes to consolidated financial statements

(7)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (EXPENSE)
(in thousands)
(unaudited)

	For the three months ended
	November 30, 2006	November 30, 2005
Net income	$14,486	$11,830
Other comprehensive income (expense):
Foreign currency translation adjustments	2,530	(2,178)
Other comprehensive income (expense)	2,530	(2,178)
Total comprehensive income	$17,016	$9,652

See accompanying notes to consolidated financial statements

(8)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the consolidated financial position, results of operations, cash flows and comprehensive income of Arrow International, Inc. (the “Company”) for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as amended.

Note 2 - Accounting Policies:

The Company has disclosed in Note 1 to its consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the accounting policies previously identified and described in the Company’s 2006 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform to generally accepted accounting principles in the United States of America.

The preparation of these consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

Note 3 - Stock Option Plans:

The Company has adopted and its shareholders have approved four stock plans, the 1992 Stock Incentive Plan (the “1992 Plan”), which was adopted on April 1, 1992, the Directors’ Stock Incentive Plan, as amended (the “Directors Plan”), which was approved by the Company’s shareholders on January 17, 1996, with amendments thereto approved by the Company’s shareholders on January 19, 2000, the 1999 Stock Incentive Plan (the “1999 Plan”), which was approved by the Company’s shareholders on June 19, 2000, with non-material amendments thereto approved by the Company’s Board of Directors on October 27, 2004, and the 2006 Directors Stock Incentive Plan (the “2006 Directors Plan”), which was approved by the Company’s shareholders on January 18, 2006. The 1992 Plan, which expired in accordance with its terms in 2002, and the 1999 Plan authorize the granting of stock options, stock appreciation rights and restricted stock. The Directors Plan, which had authorized the granting of a maximum of 300,000 non-qualified stock options, expired in accordance with its terms on January 17, 2006. The 2006 Directors Plan authorizes the granting of a maximum of 500,000 shares of the Company’s common stock (subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar event) in the form of non-qualified stock options and/or restricted stock. Under the 2006 Directors Plan, members of the Board of Directors of the Company and its subsidiaries are eligible to participate if they are not also employees or consultants of the Company or its subsidiaries, and do not serve on the Board of Directors as representatives of the interest of shareholders who have made an investment in the Company. The 2006 Directors Plan provides for an initial grant of options to purchase 10,000 shares of common stock upon each eligible director's initial election or appointment to the Board of Directors and, thereafter, the grant of such number of additional options to purchase shares of common stock and/or shares of restricted stock, in each case as the Board of Directors in its discretion may determine, on the date of each annual meeting of shareholders of the Company.

During the three months ended November 30, 2006 and November 30, 2005, the Company granted 51,000 and 1,066,000 options, respectively, to key employees to purchase shares of the Company’s common stock pursuant to the 1999 Plan. The exercise price per share ranged from $32.09 to $35.32 for the options granted during the three months ended November 30, 2006 and ranged from $29.41 to $29.94 for the options granted in the same period of fiscal 2006. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The majority of options vest ratably over five years at one year intervals from the grant date. During the first quarter of fiscal 2007, the Company granted 25,000 options which vest ratably over five years and 26,000 options which vest in their entirety upon the second anniversary of the grant date.

(9)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

During the three months ended November 30, 2006, the Company did not grant any options pursuant to the 2006 Directors Plan, and during the three months ended November 30, 2005, granted 10,000 options pursuant to the Directors Plan to purchase shares of the Company’s common stock. The exercise price was $30.92 for the options granted during the three months ended November 30, 2005, which represents the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date.

Stock option activity for the three months ended November 30, 2006 is summarized in the tables below:

	For the three months ended
	November 30, 2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 1	3,101,881	$25.18
Granted	51,000	$33.74
Exercised	(136,209)	$20.80
Terminated	(12,450)	$21.44
Outstanding at November 30	3,004,222	$25.54	$17,481
Exercisable at November 30	1,705,504	$22.89	$ 8,758

The intrinsic value of the stock options exercised during the three months ended November 30, 2006 was $655.

Stock options outstanding at November 30, 2006 are summarized in the table below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.56 - $17.50	179,190	2.43	$14.93	179,190	2.43	$14.93
$17.51 - $21.47	609,695	4.80	$19.14	574,495	4.78	$19.06
$21.48 - $26.42	943,237	6.81	$25.38	688,019	6.81	$25.40
$26.43 - $30.92	1,174,100	8.79	$30.01	259,800	8.72	$30.07
$30.93 - $35.32	98,000	9.36	$32.81	4,000	8.50	$32.95
	3,004,222			1,705,504

As of November 30, 2006, there was $8,314 of total unrecognized cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted average period of six years. The total fair value of shares underlying stock options which vested during the three months ended November 30, 2006 and 2005 was $3,190 and $1,632, respectively.

(10)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

The per share weighted average value of stock options granted in the first three months of fiscal 2007 and 2006 was $7.64 and $7.35, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

	November 30, 2006	November 30, 2005
Risk-free interest rate	4.86% - 4.99%	3.71% - 4.30%
Dividend yield	2.10% - 2.31%	2.13%
Volatility factor	19.25% - 19.61%	23.59% - 23.77%
Expected lives	6 years	6 years

Note 4 - New Accounting Standards:

The FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”), in July 2006. The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact that the adoption of this statement will have on its consolidated financial statements.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)”, in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $25,961 to other comprehensive expense as of August 31, 2007.

Certain prior period information has been reclassified for comparative purposes.

Note 5 - Commitments and Contingencies:

The Company is a party to certain legal actions, including product liability and employment matters, arising in the ordinary course of its business. From time to time, the Company is subject to legal actions involving patent and other intellectual property claims.

The Company had been a defendant in a lawsuit in the United States District Court in the Southern District of New York, in which the plaintiffs, Thierry Pourchez and Bard Access Systems Inc., alleged that the Company’s Cannon-Cath™ split-tip hemodialysis catheters, which were acquired as part of the Company’s acquisition in November 2002 of specified assets of Diatek, Inc., infringed a patent owned by or licensed to the plaintiffs. In November 2003, this lawsuit was stayed pending the U.S. Patent and Trademark Office’s ruling on its re-examination of the patent at issue. In September 2005, the Court dismissed this lawsuit because the U.S. Patent and Trademark Office had not yet concluded its re-examination of the patent at issue. The plaintiffs may seek reinstatement of this lawsuit when the re-examination is concluded, which is expected to occur during the 2007 calendar year, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that its products do not infringe any valid claim of the plaintiffs’ patent and that, consequently, it has meritorious legal defenses with respect to this action in the event it were to be reinstated.

The Company is currently a plaintiff in two related patent infringement lawsuits in the United States District Court in Baltimore, Maryland against Datascope Corp. of Montvale, New Jersey. The Company manufactures and sells the Arrow-Trerotola™ Percutaneous Thrombolytic Device (PTD®), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The PTD was invented by Dr. Scott Trerotola while working at Johns Hopkins University. Johns Hopkins University, the owner of three patents covering the PTD, is also a plaintiff, and the Company is the exclusive licensee of the Trerotola patents. The Company has alleged that Datascope infringes these three patents. A trial is currently scheduled for June 2007.

(11)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

The Company also commenced a patent infringement lawsuit in the United States District Court in Boston, Massachusetts against Spire Corporation of Bedford, Massachusetts.  The Company is the owner of United States Patent No. 6,872,198, which covers a method of inserting a double-Y-shaped multi-lumen catheter.  The Company has alleged that the use of Spire's Pourchez RetrO™ High Flow Kink-Resistant Catheter infringes this patent.  This case is currently nearing the end of the discovery phase, and a trial is anticipated during the 2007 calendar year, although the Company cannot presently predict the precise timing.

Although the ultimate outcome of any of these actions is not expected to have a material adverse effect on the Company’s business or financial condition, whether an adverse outcome in any of these actions would materially adversely affect the Company’s reported results of operations in any future period cannot be predicted with certainty.

Note 6 - Inventories:

Inventories are summarized as follows:

	November 30, 2006	August 31, 2006
Finished goods	$40,103	$39,528
Semi-finished goods / work-in-process	37,842	34,178
Raw materials	28,281	29,195
	$106,226	$102,901

Note 7 - Segment Reporting:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires the reporting of certain financial information for each operating segment. The Company has one operating segment as defined in this standard, based on the fact that its various business components do not possess the defined characteristics meeting the standard’s definition of operating segments. For instance, the Company’s current management structure is designed to operate the business as a whole, with no divisional responsibilities. In addition, over 90% of the Company’s net sales are generated from catheter and catheter-related products. Therefore, the Company continues to operate as a single operating segment. The Company operates in three main geographic regions and information about its product and geographic areas is presented below.

The following table provides quarterly information about the Company’s sales by product category:

	Quarter ended November 30, 2006		Quarter ended November 30, 2005
	Critical Care	Cardiac Care	Critical Care	Cardiac Care
Sales to external customers	$104,300	$18,600	$96,900	$16,700

The following table provides quarterly information about geographic areas:

	Quarter ended November 30, 2006
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$73,500	$25,900	$23,500	$122,900

	Quarter ended November 30, 2005
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$70,000	$19,600	$24,000	$113,600

(12)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Note 8 - Warranty:

The Company’s primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company typically offers a warranty of one year to its U.S. customers and two years to its international customers. The Company also offers a limited lifetime warranty of five years to its customers purchasing the latest version of its AutoCat™2 WAVE intra-aortic balloon pump and associated LightWAVE™ catheter system. As of November 30, 2006 and November 30, 2005, the Company’s total estimated product warranty obligation was $813 and $600, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in warranty obligation for the three months ended November 30, 2006 and November 30, 2005 is as follows:

	For the three months ended
	November 30, 2006	November 30, 2005
Balance as of September 1	$719	$660
Additional warranties issued	411	273
Expirations / Expenditures	(317)	(333)
Balance as of November 30	$813	$600

Note 9 - Retirement Benefits:

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

Postretirement Benefits Other Than Pensions:

The Company provides limited amounts of postretirement health and life insurance benefit plan coverage for some of its employees. The determination of the cost of postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit provisions (“Other Benefits”). The determination of the cost of postretirement life insurance benefits is based on stated policy amounts.

(13)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

The following summarizes the components of the net periodic benefit costs for the three months ended November 30, 2006 and 2005:

	Pension Benefits		Other Benefits
	For the three months ended		For the three months ended
	November 30, 2006	November 30, 2005	November 30, 2006	November 30, 2005
Service cost	$1,185	$1,207	$138	$161
Interest cost	1,606	1,526	317	313
Expected return on plan assets	(2,272)	(2,146)	-	-
Amortization of prior service costs	345	290	(3)	(3)
Amortization of transition obligation (asset)	(5)	(19)	12	12
Amortization of net actuarial (gain) loss	177	681	110	180
Net periodic cost	$1,036	$1,539	$574	$663

Note 10 - Restructuring Charges:

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in the first quarter of fiscal 2007 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2,008. Restructuring charges related to this relocation and related logistics are summarized below:

(14)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

		Actual Costs Expensed
	Estimate of Total Expected Restructuring Charges	As of August 31, 2006	For the Three Months Ended November 30, 2006	Total to Date	Costs expensed but not yet paid as of November 30, 2006
Severance and related expenses	$868	$618	$-	$618	$337
Lease termination costs	607	581	-	581	323
Property, plant and equipment carrying cost and costs of disposal	120	59	-	59	-
Other, including equipment and inventory moving costs, employee relocation costs, and external consulting fees	413	299	20	319	-
Total restructuring charges	$2,008	$1,557	$20	$1,577	$660

Note 11 - Earnings Per Share:

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three months ended November 30, 2006 and 2005:

	For the three months ended November 30, 2006	For the three months ended November 30, 2005
Net income	$14,486	$11,830
Weighted average common shares outstanding	44,963	44,646
Incremental common shares issuable: stock options and awards	550	522
Weighted average common shares outstanding assuming dilution	45,513	45,168
Basic earnings per common share	$0.32	$0.26
Diluted earnings per common share	$0.32	$0.26

Stock options outstanding to purchase 6,857 and 457,418 shares of common stock for the three months ended November 30, 2006 and 2005, respectively, were not included in the computation of earnings per share assuming dilution because the options’ exercise prices were higher than the average market price of the Company’s common stock.

(15)

ARROW INTERNATIONAL, INC.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes certain forward-looking statements. Such forward-looking statements are subject to a number of factors, including material risks, uncertainties and contingencies, which could cause actual results to differ materially from the forward-looking statements. For a discussion of important factors that could cause actual results to differ materially from the forward-looking statements, see Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as amended, and the Company’s other reports and documents filed with the Securities and Exchange Commission.

Executive Overview

Arrow is a worldwide developer, manufacturer and marketer of a broad range of clinically advanced, disposable catheters, heart assist devices and related products for critical and cardiac care. The Company markets its products to physicians and hospitals through a combination of direct selling, independent distributors and group purchasing organizations. Within each hospital, marketing efforts are targeted to those physicians, including critical care specialists, cardiologists, anesthesiologists, interventional radiologists, nephrologists, emergency and trauma physicians, electrophysiologists and surgeons, most likely to use the Company’s products. The Company’s largest geographical markets are the United States, Europe and Asia.

The Company’s revenues are generated from sales of its products, less certain related charges, discounts, returns and other allowances. The Company’s costs and expenses consist of costs of goods sold; research and development expense; selling, general and administration expense; and other expenses (income). Costs of goods sold consist principally of costs relating to the manufacture and distribution of the Company’s products. Research and development expense consists principally of expenses incurred with respect to the Company’s internal research, development and engineering activities to introduce new products to market and enhance its existing products, payments for third-party research and development activities, and acquired in-process research and development costs arising from the Company’s acquisition activities. Selling, general and administrative expense consists principally of costs associated with the Company’s marketing and sales efforts and administrative operations and commitments, including costs incurred in connection with the Company’s efforts to enhance its good manufacturing practices and quality system compliance as part of its Project Operational Excellence program. Other expenses (income) consists principally of interest expense on the Company’s outstanding indebtedness, interest income and other items, such as foreign currency exchange gains and losses, which may impact the comparability of the Company’s results of operations between periods.

The Company’s ability to grow its net income largely depends upon generating increased sales of its products, particularly its higher margin products, and further improving its operating efficiency. The Company’s sales growth is driven by its development and marketing of clinically advanced new products and enhancements to its existing products to increase their effectiveness, ease of use, safety and reliability, as well as to expand the clinical applications for which their use is appropriate. In this regard, the Company’s research and development efforts are currently focused on the following five core product areas: central venous access, regional anesthesia, cardiac assist, dialysis access and hemodynamic monitoring. The Company also anticipates generating higher sales through selective acquisitions of new businesses, products and technologies that complement its existing product lines, as it has done from time to time in the past.

The Company is focused on improving operating margins and sales growth by increasing the efficiency and overall capacity of its manufacturing operations and better aligning production facilities with key geographic markets, while maintaining effective cost-containment programs. In this regard, in April 2004, the Company initiated a multi-year capital investment plan to increase its worldwide manufacturing capacity to better meet customer demand and rationalize its production operations, which entailed the construction and acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which were completed in fiscal 2006. Production began at both the new Chihuahua facility and the new Zdar facility in fiscal 2006, and in the first quarter of fiscal 2007 the Company continued to improve its production technology by investing in new state-of-the-art equipment and processes in connection with this capital investment program. The Company has also completed the consolidation of certain of its U.S.-based manufacturing operations and has implemented enhanced good manufacturing practices and compliance procedures to achieve the highest practicable levels of product quality assurance, all as part of its Project Operational Excellence program. As a result of these initiatives, the Company continues to make significant progress in enhancing product quality, reducing customer backorders and improving manufacturing efficiency and cost-effectiveness.

In addition, in recent years, in an effort to better serve customers in key geographic markets and more closely tailor its direct marketing activities to a larger and more global base of customers, the Company has made selective acquisitions of some of its distributors and/or distribution rights in key U.S. and international markets, including most recently its acquisition of certain assets of its former UK distributor, Kimal PLC, in the third quarter of fiscal 2006, thereby increasing the percentage of its sales generated by its direct sales force and improving gross profit margins.

(16)

ARROW INTERNATIONAL, INC.

The Company faces substantial competition from a number of other companies in the market for catheters and related medical devices and equipment, ranging from small start-up enterprises to companies that are larger than Arrow with greater financial and other resources. In addition, in response to concern about the rising costs of health care, U.S. hospitals and physicians are placing increasing emphasis on cost-effectiveness in the selection of products to perform medical procedures. The increased emphasis on health care cost containment has resulted in reduced growth in demand for certain of the Company’s products in markets in the U.S. in which Arrow has a leading market share, and protecting that market share has affected the Company’s pricing in some instances. The Company also continues to face pricing pressures in certain product lines in both European and Japanese markets as governments strive to curtail increases in health care costs. Despite these pressures, the Company has been able to retain its position as a leader in the central venous catheter market, primarily through concerted efforts to establish and maintain high customer loyalty and a strong, recognizable brand name among hospitals and physicians. The Company believes that its comprehensive manufacturing capability, which as described above has been recently expanded, enables it to expedite the development and market introduction of new products and to achieve manufacturing efficiencies, thereby helping to ensure a more effective response to competitive pricing in an environment where its ability to increase prices is limited.

Results of Operations

Three Months Ended November 30, 2006 Compared to Three Months Ended November 30, 2005

Net Sales
Net sales for the three months ended November 30, 2006 increased by $9.3 million, or 8.2%, to $122.9 million from $113.6 million in the same period of last year due primarily to an increase in critical care and cardiac care product sales and a favorable foreign exchange impact during the first quarter of fiscal 2007 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the quarter of $0.7 million. The following is a summary of the Company’s sales by product platform:

Sales by Product Platform ($ in millions)	Quarter ended
	November 30, 2006	November 30, 2005
Central Venous Catheters	$63.2	$58.7
Specialty Catheters	39.3	36.1
Non-Arrow distributed products	1.8	2.1
Subtotal Critical Care	104.3	96.9
Cardiac Care	18.6	16.7
Total	$122.9	$113.6

Sales of critical care products increased by 7.6% to $104.3 million in the first quarter of fiscal 2007 from $96.9 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the first quarter of fiscal 2007 due to a continued increase in the number of hospitals that are purchasing the Company’s procedure kits featuring its ARROWg+ard® antiseptic surface treatments and safety devices. Sales of specialty catheters increased in the first quarter of fiscal 2007 due to improved sales of arterial products, peripheral nerve block products and epidural products. Sales of cardiac care products increased by 11.4% to $18.6 million in the first quarter of fiscal 2007 from $16.7 million in the comparable prior year period due to increased sales of intra-aortic balloon, or IAB, pumps, including sales of the latest version of the AutoCat™2 WAVE IAB pump and associated LightWAVE™ catheter system. Total Company U.S. sales increased by 5.0% to $73.5 million from $70.0 million in the comparable prior year period due primarily to increased sales of specialty and central venous catheters. International sales increased by 13.3% to $49.4 million in the first quarter of fiscal 2007 from $43.6 million in the comparable prior year period principally as a result of increased sales of central venous, specialty catheters and IAB pumps. International sales in the quarter were positively impacted by incremental sales of $1.3 million by the Company’s United Kingdom subsidiary following the Company’s acquisition of certain assets of its former United Kingdom distributor, Kimal PLC (“Kimal”), in April 2006, and by $0.7 million due to the effect of foreign currency exchange rates, as noted above. International sales represented 40.2% of net sales in the first quarter of fiscal 2007 compared to 38.4% in the same prior year period.

The ARROWg+ard® conversion percentages, which are the number of units sold with the ARROWg+ard® antiseptic surface treatments as a percentage of the Company’s total multilumen and hemodialysis unit sales, decreased to 36% of total Company sales in first quarter of fiscal 2007 from 38% in the comparable prior year period due primarily to decreased shipments to the Company’s Chinese distributor during the first quarter of fiscal 2007. The ARROWg+ard® conversion percentages for the U.S. market were 66% in each of the first quarters of fiscal 2007 and fiscal 2006.

The safety device procedure kits conversion percentages, which are the number of units sold with the Company’s procedure kits featuring its safety devices as a percentage of the total number of units sold of the Company’s products that could potentially include safety device procedure kits, were 9% of total Company sales in each of the first quarters of fiscal 2007 and fiscal 2006. The safety device procedure kit conversion percentages for the U.S. market were 18% in each of the first quarters of fiscal 2007 and fiscal 2006.

(17)

ARROW INTERNATIONAL, INC.

During the second quarter of fiscal 2006, as part of its ongoing efforts to meet physicians’ needs for safety and management of risk of infection in the hospital setting, the Company began selling its new Maximal Barrier central venous access kit, which includes a full body drape, a catheter treated with the Company’s latest ARROWg+ard® antimicrobial technology, and other accessories. Sales of this product have increased steadily since its inception in January 2006. The Company plans to continue expanding its marketing program in support of this new product, and anticipates increased sales of this kit in the future on the basis of its benefits to patients and healthcare workers alike.

NEO♥Care Product Recall
As previously reported, on December 3, 2004, the Company announced a voluntary nationwide recall of all of its NEO♥PICC® 1.9 FR Peripherally Inserted Central Catheters (the “NeoPICC Catheters”) as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company’s NEO♥Care product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the Food and Drug Administration (the “FDA”) in conducting the voluntary recall.

To address the inspectional observations of the FDA and to facilitate the integration of its NEO♥Care manufacturing operations into its other existing facilities, in January 2005 the Company temporarily ceased the manufacture, shipment and sale of its entire NEO♥Care product line, including the NeoPICC Catheters until it has completed the implementation of all corrective actions related to the FDA’s inspections. The Company presently expects to submit a new 510(k) pre-market notification to the FDA for a modified version of the NeoPICC Catheter during the second quarter of fiscal 2007 and has decided to delay the resumption of production of the NEO♥Care product line, including the NeoPICC Catheters, until it receives FDA marketing clearance for these modifications.

Gross Profit
Gross profit increased by 10.0% to $61.8 million in the three months ended November 30, 2006 from $56.2 million in the same period of fiscal 2006. Gross margin increased to 50.3% during the three months ended November 30, 2006 from 49.4% in the comparable prior year period. The increase in gross margin was due primarily to (1) higher gross margins in the first quarter of fiscal 2007 resulting from the incremental sales generated in the United Kingdom region following the Company’s purchase of certain assets of Kimal PLC in April 2006, (2) lower manufacturing costs as a result of improved manufacturing processes, and (3) a favorable foreign exchange impact, which were offset in part by an unfavorable sales mix.

Research and Development
Research and development expenses decreased by 4.6% to $6.2 million during the three months ended November 30, 2006 from $6.5 million in the comparable prior year period. This decrease in research and development spending was due primarily to decreased consulting fees related to the temporarily suspended NEO♥Care product line, as well as decreased spending in the first three months of fiscal 2007 on the Company’s cardiac care product line, mostly attributable to decreased spending on the CorAideTM continuous flow ventricular assist system, the Company’s joint research and development program with The Cleveland Clinic Foundation. As a percentage of net sales, these expenses were 5.0% in the first quarter of fiscal 2007 compared to 5.7% in the same period of fiscal 2006.

HemoSonic. During the first quarter of fiscal 2007, the Company continued to support its HemoSonicTM cardiac output monitoring system that continuously measures descending aortic blood flow using a non-invasive esophageal ultrasound probe. The Company’s sales of this product in the first quarter of fiscal 2007 were outside of the U.S. The Company is continuing its development of a second generation version of the device that will have a more extensive feature set, which the Company believes will be more user-friendly and better able to meet the needs of a broader range of clinicians.

CorAide LVAS. During the third quarter of fiscal 2006, the researchers conducting the previously reported European clinical trial of the CorAide™ left ventricular assist system, or LVAS, identified the need for several modifications to the CorAide™ device. As a result, the Company decided not to proceed with the enrollment of additional patients in the trial until these design modifications have been assessed and implemented and, accordingly, did not enroll any patients during the first quarter of fiscal 2007.

The Company views the CorAide™ LVAS as a long-term development program. The current version of the CorAide™ device is intended to provide support for Class IV congestive heart failure patients waiting for heart transplantation, candidates for bridging to natural recovery of ventricular function and patients requiring longer-term support. The Company believes that the CorAide™’s smaller size, less invasive surgical approach and inherently simpler design promises better opportunities for broader market acceptance than currently marketed LVAS devices.

Selling, General and Administrative
Selling, general and administrative expenses increased by 3.7% to $33.8 million during the three months ended November 30, 2006 from $32.6 million in the comparable prior year period and, as a percentage of net sales, decreased to 27.5% in the first quarter of fiscal 2007 from 28.7% in the comparable period of fiscal 2006. This increase was due primarily to increased expenses of (1) $0.8 million of incremental operational costs related to the establishment of the Company’s United Kingdom direct sales subsidiary following its acquisition of certain assets of Kimal in April 2006, (2) $0.7 million of amortization expense related primarily to the intangible assets included as part of the Kimal acquisition, (3) increased international costs, including $0.2 million resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, and $0.3 million due to increased expenses related to personnel, (4) $0.2 million related to an increase in the accrual for the Company’s sales commission plan due to better sales performance against Company objectives during the first quarter of fiscal 2007, and (5) $0.3 million for other matters that were individually not material. These increases were offset in part by decreased expenses of (1) $0.4 million related to the Company’s previously reported Project Operational Excellence, (2) $0.3 million related to the Company’s corporate marketing programs, and (3) $0.6 million related to the Company’s cost of providing medical insurance to its employees, for which the Company is self-insured, due primarily to a decrease in the number of large claims.

(18)

ARROW INTERNATIONAL, INC.

Project Operational Excellence
During the first quarter of fiscal 2007, the Company continued to take additional steps in implementing its Project Operational Excellence program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed below under “Liquidity and Capital Resources - Multi-Year Capital Investment Plan,” restructuring the Company’s manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company’s production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and enhance process excellence.

In connection with the Company’s efforts to enhance its good manufacturing practices and quality system compliance, it incurred less than $0.1 million of outside consulting costs and internal out-of-pocket travel expenses in the first three months of fiscal 2007 to complete this process and does not currently expect ongoing costs to be material. The Company incurred $1.4 million of costs related to this program in fiscal 2006. All of these costs, in both fiscal 2007 and 2006, have been recorded as selling, general and administrative expenses. The Company continues to embed these new practices and procedures into its corporate culture as part of its ongoing commitment to high quality standards.

Restructuring Charges
The Company recorded less than $0.1 million of restructuring expense in each of the first quarters of fiscal 2007 and fiscal 2006. The restructuring expenses related primarily to costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See “-Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan.”

Operating Income
Principally due to the above factors, operating income increased in the first quarter of fiscal 2007 by 26.9% to $21.7 million from $17.1 million in the comparable prior year period.

Other Expenses (Income), Net
Other expenses (income), net, which consists principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, was $0.9 million of income in the first quarter of fiscal 2007 compared to $0.4 million of income in the same prior year period, due primarily to the Company earning a higher amount of interest in the first quarter of fiscal 2007 on its investments of cash balances.

Income Before Income Taxes
As a result of the factors discussed above, income before income taxes increased during the first quarter of fiscal 2007 by 29.1% to $22.6 million from $17.5 million in the comparable prior year period.

Effective Tax Rate
For the first quarter of fiscal 2007, the Company’s effective income tax rate increased to 36.0% from 32.5% in the comparable prior year period, or 350 basis points, due to (1) a reduction in export-related tax deductions, which resulted in an increase of approximately 200 basis points, (2) increased state income taxes, which resulted in an increase of approximately 100 basis points, and (3) the temporary non-renewal of the U.S. research and development tax credit, which resulted in an increase of approximately 50 basis points. In December 2006, legislation was enacted to extend this research and development tax credit, which will result in a reduction in the Company’s estimated effective tax rate for fiscal 2007 to 35.0%.

U.S. Tax Matters
On October 22, 2004, the President signed The American Jobs Creation Act of 2004 (the “Act”).  The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminated the Extra Territorial Income (“ETI”) Exclusion deduction, a tax incentive that benefits U.S. companies to manufacture export products domestically, over a three-year phase out period beginning in 2005. However, the phase out allowed the Company to obtain a significant percentage of the ETI benefit for fiscal 2006 with a smaller benefit anticipated for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end.  Additionally, the Act provided for a new tax deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006.  This new deduction begins at 3% of the Company’s U.S. domestic manufacturing income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2011 and beyond.  While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during fiscal 2006 and 2007, and the phase in of the new manufacturing deduction benefit from fiscal 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2007 and beyond.

(19)

ARROW INTERNATIONAL, INC.

Czech Republic Tax Holiday
During the first quarter of fiscal 2006, the Company’s effective income tax rate reflected a benefit from a tax holiday in respect of the Company’s Czech Republic operations. This tax holiday was in effect for a five-year period through August 2006, and was limited by the amount of capital permanently invested in the Czech Republic by way of property, plant and equipment purchased. Because this tax holiday expired in fiscal 2006, the Company ceased to benefit from it in the first quarter of fiscal 2007.

Net Income
Net income in the first quarter of fiscal 2007 increased by 22.9% to $14.5 million from $11.8 million in the comparable fiscal 2006 period. As a percentage of net sales, net income represented 11.8% in the three months ended November 30, 2006 compared to 10.4% in the same period of fiscal 2006.

Per Share Information
Basic and diluted earnings per common share were $0.32 in the three months ended November 30, 2006, up 23.1%, or $0.06 per share, from $0.26 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 44,962,753 in the first quarter of fiscal 2007 from 44,646,397 in the comparable prior year period primarily as a result of additional stock option exercises since November 30, 2005. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,513,486 in first quarter of fiscal 2007 from 45,167,726 in the comparable prior year period primarily as a result of additional stock option exercises since November 30, 2005, and an increase in potentially dilutive shares resulting from an increased average share price.

Liquidity and Capital Resources

Operating Activities
Cash from Operations. Arrow’s primary source of funds continues to be cash generated from operations, as shown in the Company’s consolidated statements of cash flows included in Item 1 of this report. For the three months ended November 30, 2006, net cash provided by operations was $27.9 million, an increase of $22.6 million from the comparable prior year period, due primarily to changes in certain working capital and other accounts, including prepaid pension costs, accrued income taxes, prepaid income taxes, accrued post-retirement and pension benefit obligation, and inventories, all as described below.

Prepaid Pension Costs. Prepaid pension costs decreased $0.8 million in the first three months of fiscal 2007 compared to a $4.4 million increase in the first three months of fiscal 2006, primarily as a result of payments in the first quarter of fiscal 2006 required to fund the Company’s post-retirement and pension benefit obligation.

Accrued Income Taxes. Accrued income taxes increased $8.9 million in the first quarter of fiscal 2007 compared to a $3.7 million increase in the same period of fiscal 2006 due primarily to an increase in the tax provision as a result of higher pre-tax income and a higher effective tax rate, as discussed above, and the timing of estimated income tax payments.

Prepaid Income Taxes. Prepaid income taxes decreased $3.5 million in the first three months of fiscal 2007 compared to no activity in the same period of fiscal 2006 due to a payment received from the Japanese Government in the first quarter of fiscal 2007 in connection with the Japanese tax matter, as further discussed below.

Accrued Post-Retirement and Pension Benefit Obligation. Accrued post-retirement and pension benefit obligation increased $0.5 million in the first three months of fiscal 2007 compared to a $2.7 million decrease in the first three months of fiscal 2006 primarily as a result of payments in the first quarter of fiscal 2006 to fund the Company’s post-retirement and pension benefit obligation.

Inventories. Inventories increased $3.3 million in the first quarter of fiscal 2007 compared to a $4.4 million increase in the same period of fiscal 2006. The increase in 2007 was due primarily to (1) increased finished and semi-finished goods resulting from the Company’s worldwide initiatives to produce and maintain sufficient levels of inventory required to meet growing customer demand, and (2) increased work-in-process inventory resulting from the conversion of raw material inventory during the first quarter of fiscal 2007 primarily related to the addition of new production lines in the Company’s Zdar, Czech Republic facility. This increase was offset in part by reduced inventory value due to lower manufacturing variances from standard costs generated during the fourth quarter of fiscal 2006 and first quarter of fiscal 2007, partially as a result of the Company’s manufacturing capital investment program and Project Operational Excellence.

Accounts Receivable. Accounts receivable, measured in days sales outstanding during the period, increased to 75 days at November 30, 2006 from 73 days at August 31, 2006.

(20)

ARROW INTERNATIONAL, INC.

As of November 30, 2006, the Company had an accounts receivable balance from its Italian customers of $10.9 million, of which approximately 74% is related to Italian Government-backed hospital customers. The Company increased its direct sales in this region following its acquisition of AB Medica in September 2004 by taking over the sales formerly conducted by this former distributor. As of November 30, 2006, the days sales outstanding was 291 days, which is significantly higher than that of the Company’s overall November 30, 2006 average customer days sales outstanding of 75 days. However, according to information provided by Italy’s National Health Service as of March 19, 2005, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 330 days. The Company’s payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has impacted the Company’s overall days sales outstanding. The Italian Government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company’s assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of November 30, 2006, the Company had recorded an allowance of $0.1 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.

The Company currently evaluates all of its trade receivables on a regular basis, including those with its Italian customers, to ensure that each receivable is recorded at net realizable value.

Japanese Tax Assessment. In March 2004, the Company made a payment of $10.0 million to settle a tax assessment related to an ongoing Japanese Government tax audit of the Company’s transfer pricing with its Japanese subsidiary. In order to recover a majority of this Japanese tax assessment, the Company initiated competent authority proceedings with the Internal Revenue Service in the U.S. In the fourth quarter of fiscal 2006, the competent authority proceedings were completed and the Company recorded a favorable tax credit of $3.7 million to reflect relief from a tax assessment related to transfer pricing between the U.S. and the Company’s Japanese subsidiary for its fiscal years 1998 through 2004. During the first quarter of fiscal 2007, the Company received a $3.5 million refund from the Japanese Government in partial settlement of this tax matter.

Investing Activities
Net cash used in the Company’s investing activities increased to $19.3 million in the three months ended November 30, 2006 from $5.9 million in the comparable period of fiscal 2006, due primarily to incremental purchases of marketable securities in the first quarter of fiscal 2007 and increased capital expenditures in support of its multi-year capital investment plan, as discussed below.

Multi-Year Capital Investment Plan. In April 2004 the Company’s Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan was initiated to improve customer service, support projections for future growth and to integrate operations acquired in recent years, and included the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which was commenced in the first quarter of fiscal 2005 and completed during fiscal 2006. During the second quarter of fiscal 2006, production of multi-lumen central venous catheters began at the new Chihuahua facility and, in August 2006, production began at the Company’s new Zdar facility. As of August 31, 2006, the Company had incurred a total of $29.3 million related to the construction of these new facilities, but did not make any additional expenditures related to this construction during the first quarter of fiscal 2007, and currently expects any further expenditures to be immaterial. However, the Company is continuing to invest in new equipment in connection with this capital investment program and, accordingly, as of November 30, 2006, had spent a total of $7.3 million for this new equipment and expects to incur an additional $7.7 million through the end of fiscal 2008, subject to fluctuations in foreign exchange rates.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in the first three months of fiscal 2007 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2.0 million. As of November 30, 2006, the Company had incurred costs of $1.6 million related to this relocation, of which $0.9 million had been paid, and expects to incur the remaining $0.4 million during the remainder of fiscal 2007.

Financing Activities
Financing activities used $4.7 million of net cash in the first three months of fiscal 2007 compared to using $2.3 million in the same period of fiscal 2006, primarily as a result of (1) the Company’s repayment of a portion of the indebtedness under its revolving credit facilities and (2) an increase in dividend payments following the Company’s increase in the amount of its quarterly dividend during the second quarter of fiscal 2006. Cash used by financing activities, however, was reduced by an increase in proceeds from stock option exercises.

Credit Facilities. To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At November 30, 2006, the Company had a revolving credit facility providing a total of $90.0 million in available revolving credit for general business purposes, of which $70.9 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company’s and its subsidiaries’ incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At November 30, 2006, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company’s obligation to repay all outstanding borrowings under this credit facility. The Company currently anticipates that the adoption of Statement of Financial Accounting Standards (SFAS) No. 158 during fiscal 2007 will not have a material impact on its compliance with any of these debt covenants. The Company is currently considering refinancing with longer term fixed rate debt some of its borrowings under this credit facility.

(21)

ARROW INTERNATIONAL, INC.

Certain subsidiaries of the Company had other revolving credit facilities totaling the U.S. dollar equivalent of $31.7 million, of which $2.4 million was outstanding as of November 30, 2006.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender, London Interbank Offered Rates (LIBOR) or Tokyo Interbank Offered Rates (TIBOR), plus applicable margins. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $2.3 million and $0.6 million during the three months ended November 30, 2006 and November 30, 2005, respectively, all of which was related to foreign borrowings.

Contractual Obligations
A summary of all of the Company’s contractual obligations and commercial commitments as of November 30, 2006 were as follows:

	Payments due or Commitment Expiration by Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(in Millions)
Current maturities of long-term debt	$1.0	$1.0	$-	$-	$-
Operating leases	21.1	4.5	5.9	3.6	7.1
Purchase obligations (1)	31.5	31.5	-	-	-
Other long-term obligations	0.6	0.1	0.1	0.1	0.3
Lines of credit (2)	73.3	73.3	-	-	-
Standby letters of credit	2.3	2.3	-	-	-

Total cash contractual obligations and commercial commitments	$129.8	$112.7	$6.0	$3.7	$7.4

(1) Includes open purchase orders primarily relating to the purchase of raw materials, equipment and certain consulting and information system services.

(2) Includes short-term indebtedness of the Company and its subsidiaries under various revolving credit facilities, as discussed above.

Inflation and Seasonality
During the periods discussed above, the overall effects of inflation and seasonality on the Company’s business were not significant.

Outlook
Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, including those remaining pursuant to the Company’s multi-year capital investment plan, as discussed above, and to meet the currently foreseeable liquidity needs of the Company.

(22)

ARROW INTERNATIONAL, INC.

Critical Accounting Policies and Estimates

The Company has disclosed in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the critical accounting policies previously identified and described in the Company’s 2006 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform to generally accepted accounting principles in the United States of America.

The preparation of these consolidated financial statements requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities at the date of its financial statements. The Company bases its estimates on historical experience, actuarial valuations and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. While for any given estimate or assumption made by the Company’s management there may be other estimates or assumptions that are reasonable, the Company believes that, given the current facts and circumstances, it is unlikely that applying any such other reasonable estimate or assumption would materially impact the financial statements.

New Accounting Standards

The FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109” (“FIN 48”), in July 2006. The intent of FIN 48 is to clarify the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. This interpretation imposes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact that the adoption of this statement will have on its consolidated financial statements.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)”, in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $26.0 million to other comprehensive expense as of August 31, 2007.

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 (the “Exchange Act”). Such statements may use words such as “anticipate,” “estimate,” “expect,” “plan,” “believe,” “may,” “intend” and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in its filings with the Securities and Exchange Commission (the “SEC”). Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as amended, and in its other filings with the SEC, could cause the Company’s results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company’s products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services, as well as pressures on pricing resulting from consolidation within the medical device industry; (4) dependence on patents and proprietary rights to protect the Company’s trade secrets and technology, and the need for litigation to enforce or defend these rights; (5) risks associated with the Company’s international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks relating to interruptions in the supply of or increases in the price of essential raw materials or components; (8) dependence upon strong relationships with physicians for research, development, marketing and sale of many of the Company’s products; (9) risks associated with the Company’s use of derivative financial instruments; and (10) dependence on the continued service of key members of the Company’s management.

(23)

ARROW INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three month periods ended November 30, 2006 and 2005, the percentage of the Company’s sales invoiced in currencies other than U.S. dollars was 28.8% and 26.5%, respectively. In addition, a part of the Company’s cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in Other (Income) / Expense of the Company’s consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company’s maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company’s Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders’ equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company’s business, financial condition and results of operations. Based upon the Company’s knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company’s policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company’s efforts in this regard will be successful. As of November 30, 2006, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $37.4 million mature at various dates through October 2007. As of November 30, 2006, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company’s efforts in this regard will be successful.

The Company’s exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to its on-going credit review procedures.

(24)

ARROW INTERNATIONAL, INC.

At November 30, 2006, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through February 2007. The following table identifies foreign currency forward contracts to sell foreign currencies at November 30, 2006 and August 31, 2006:

	November 30, 2006		August 31, 2006
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Foreign currency: (U.S. Dollar Equivalents)

Japanese yen	$1,282	$1,302	$2,177	$2,146
Canadian dollar	1,333	1,314	1,437	1,448
Euro	9,070	9,135	7,694	7,694
Mexican peso	902	906	913	909
African rand	525	556	1,827	1,793
British pound	4,730	4,913	3,989	4,007
	$17,842	$18,126	$18,037	$17,997

At November 30, 2006, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through October 2007. The following table identifies forward exchange contracts to buy foreign currencies at November 30, 2006 and August 31, 2006:

	November 30, 2006		August 31, 2006
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Foreign currency: (U.S. Dollar Equivalents)
Czech koruna	$19,538	$20,444	$19,168	$19,510

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company’s maximum exposure related to foreign currency options is limited to the premiums paid. During the three months ended November 30, 2006 and 2005, the Company did not recognize any time value or intrinsic value losses against cost of sales. At November 30, 2006, the Company did not have any unrealized holding losses related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at November 30, 2006 and August 31, 2006.

Operations of the Company are also exposed, in the normal course of business, to fluctuations in interest rates. In fiscal 2005 and 2004, the Company entered into interest rate swaps to reduce the impact of its Japanese floating rate debt. These swap agreements allowed the Company to exchange floating rate for fixed rate interest payments over the life of the agreement. The differential was accrued as interest rates changed and was recorded as interest expense. The effect of these agreements was to limit interest rate exposure to between 1.63% and 1.75% on $2.1 million of the Company’s revolving credit. In the first quarter of fiscal 2007, the Company terminated these interest rate swaps and recorded less than $0.1 million to other expense in recognition of the loss incurred to terminate the agreement. During the first quarter of both fiscal 2007 and 2006, the Company recorded less than $0.1 million of interest expense in connection with these swap agreements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of November 30, 2006. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

(25)

ARROW INTERNATIONAL, INC.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits See Exhibit Index on page 28 for a list of the Exhibits filed as part of this report.

(26)

ARROW INTERNATIONAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW INTERNATIONAL, INC.

Date: January 8, 2007	By:	/s/ Frederick J. Hirt
Frederick J. Hirt
Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer and Chief Accounting Officer)

(27)

ARROW INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Furnished herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Furnished herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Furnished herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Furnished herewith

(28)