Form 10-Q
period 2007-02-28
ARROW INTERNATIONAL INC
filed 2007-04-09
CIK 886046

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 3, 2007

Common Stock, No Par Value	45,142,471

ARROW INTERNATIONAL, INC.

Form 10-Q Index

(2)

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements

ARROW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	February 28,	August 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$149,432	$148,576
Marketable securities	23,281	9,783
Accounts receivable, net	102,773	96,937
Inventories	107,256	102,901
Prepaid expenses and other	9,991	7,808
Prepaid income taxes	4,486	9,506
Deferred income taxes	14,595	13,709
Total current assets	411,814	389,220

Property, plant and equipment	376,616	362,148
Less accumulated depreciation	(198,211)	(188,295)
	178,405	173,853

Goodwill	42,881	42,830
Intangible assets, net	42,635	45,787
Other assets	10,118	9,863
Prepaid pension costs	34,090	35,884

Total other assets	129,724	134,364

Total assets	$719,943	$697,437

See accompanying notes to consolidated financial statements

Continued

(3)

ARROW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	February 28,	August 31,
	2007	2006
LIABILITIES

Current liabilities:
Current maturities of long-term debt	$979	$995
Notes payable and lines of credit	68,955	70,979
Cash overdrafts	1,295	266
Accounts payable	20,083	23,316
Accrued liabilities	21,885	19,925
Accrued dividends	9,474	7,635
Accrued compensation	15,211	14,771
Accrued income taxes	4,123	200
Total current liabilities	142,005	138,087

Long-term debt	-	-
Accrued postretirement and pension benefit obligations	19,685	19,072
Deferred income taxes	12,895	14,730
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY

Preferred stock, no par value; 5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 100,000,000 shares authorized; 52,957,626 shares issued	45,661	45,661

Additional paid-in capital	41,567	36,137

Retained earnings	497,436	485,618
Treasury stock at cost: 7,842,410 and 8,051,883 shares, respectively	(51,643)	(53,022)
Accumulated other comprehensive income	12,337	11,154
Total shareholders' equity	545,358	525,548
Total liabilities and shareholders' equity	$719,943	$697,437

See accompanying notes to consolidated financial statements

(4)

ARROW INTERNATIONAL, INC.
CONSOLIDTED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended
	February 28,	February 28,
	2007	2006

Net sales	$125,469	$116,504
Cost of goods sold	62,137	59,715
Gross profit	63,332	56,789

Operating expenses:
Research and development	7,123	7,058
Selling, general and administrative	34,409	31,894
Restructuring charge	263	(269)
	41,795	38,683
Operating income	21,537	18,106
Other (income) expenses:
Interest expense, net of amount capitalized	574	189
Interest income	(1,796)	(907)
Other, net	165	106
Other (income) expenses, net	(1,057)	(612)

Income before income taxes	22,594	18,718
Provision for income taxes	8,133	6,084

Net income	$14,461	$12,634

Basic earnings per common share	$0.32	$0.29
Diluted earnings per common share	$0.32	$0.28
Cash dividends per common share	$0.21	$0.17

Weighted average shares outstanding used in computing basic earnings per common share	45,079,853	44,729,478

Weighted average shares outstanding used in computing diluted earnings per common share	45,619,133	45,275,773

See accompanying notes to consolidated financial statements

(5)

ARROW INTERNATIONAL, INC.
CONSOLIDTED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)
(Unaudited)

	For the six months ended
	February 28,	February 28,
	2007	2006

Net sales	$248,322	$230,148
Cost of goods sold	123,208	117,202
Gross profit	125,114	112,946

Operating expenses:
Research and development	13,350	13,509
Selling, general and administrative	68,204	64,479
Restructuring charge	283	(256)
	81,837	77,732
Operating income	43,277	35,214
Other (income) expenses:
Interest expense, net of amount capitalized	1,123	369
Interest income	(3,452)	(1,516)
Other, net	377	118
Other (income) expenses, net	(1,952)	(1,029)

Income before income taxes	45,229	36,243
Provision for income taxes	16,282	11,779

Net income	$28,947	$24,464

Basic earnings per common share	$0.64	$0.55
Diluted earnings per common share	$0.64	$0.54
Cash dividends per common share	$0.38	$0.32

Weighted average shares outstanding used in computing basic earnings per common share	45,020,979	44,687,708

Weighted average shares outstanding used in computing diluted earnings per common share	45,565,985	45,221,520

See accompanying notes to consolidated financial statements

(6)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the six months ended
	February 28,	February 28,
	2007	2006

Cash flows from operating activities:
Net income	$28,947	$24,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,511	10,275
Amortization	3,911	2,800
401(k) plan stock contribution	485	466
Deferred income taxes	(2,759)	(350)
(Gain) on sale of property, plant and equipment	(185)	(58)
Excess tax benefit from exercise of stock options	(475)	(412)
Stock compensation charge	1,753	1,799
Increase (decrease) in provision for postretirement and pension benefit obligation	615	(2,720)
Decrease (increase) in prepaid pension costs	1,794	(3,389)
Changes in operating assets and liabilities
Accounts receivable, net	(4,175)	(726)
Inventories	(3,762)	(6,665)
Prepaid expenses and other	(2,279)	(5,600)
Prepaid income taxes	5,019	-
Accounts payable and accrued liabilities	42	(2,470)
Accrued compensation	375	(91)
Accrued income taxes	4,300	1,184
Total adjustments	15,170	(5,957)
Net cash provided by operating activities	44,117	18,507
Cash flows from investing activities:
Capital expenditures	(16,213)	(13,539)
Purchases of marketable securities	(34,374)	(6,040)
Sales and maturities of marketable securities	20,876	-
Proceeds from sale of property, plant and equipment	592	1,878
(Increase) decrease in intangible and other assets	(1,028)	33
Net cash (used) in investing activities	(30,147)	(17,668)
Cash flows from financing activities:
(Decrease) increase in notes payable and lines of credit	(3,910)	6,192
Reduction of current maturities of long-term debt	(15)	(55)
Increase in cash overdrafts	1,029	918
Excess tax benefit from exercise of stock options	475	412
Dividends paid	(15,290)	(13,395)
Proceeds from stock options exercised	4,128	2,758
Net cash (used in) financing activities	(13,583)	(3,170)
Effects of exchange rate changes on cash and cash equivalents	469	(158)
Net change in cash and cash equivalents	856	(2,489)
Cash and cash equivalents at beginning of year	148,576	119,326
Cash and cash equivalents at end of period	$149,432	$116,837

See accompanying notes to consolidated financial statements
Continued
(7)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(In thousands)
(Unaudited)

	For the six months ended
	February 28,	February 28,
	2007	2006

Supplemental schedule of noncash investing and financing activities:

Dividends declared but not paid	$9,474	$7,612
(Decrease) in property, plant and equipment in accounts payable	$(2,248)	$(22)
Increase in intangible assets in accrued accounts payable	$225	$-

See accompanying notes to consolidated financial statements

(8)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (EXPENSE)
(in thousands)
(unaudited)

	For the three months ended
	February 28,	February 28,
	2007	2006

Net income	$14,461	$12,634

Other comprehensive (expense) income:
Foreign currency translation adjustments	(1,347)	2,029

Other comprehensive (expense) income	(1,347)	2,029

Total comprehensive income	$13,114	$14,663

For the six months ended
February 28,	February 28,
2007	2006

Net income	$28,947	$24,464

Other comprehensive income (expense):
Foreign currency translation adjustments	1,183	(149)

Other comprehensive income (expense)	1,183	(149)

Total comprehensive income	$30,130	$24,315

See accompanying notes to consolidated financial statements

(9)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)
Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the consolidated financial position, results of operations, cash flows and comprehensive income (expense) of Arrow International, Inc. (the “Company”) for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as amended.

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

Note 3 - Stock Option Plans:

During the three months ended February 28, 2007 and February 28, 2006, the Company did not grant any options to key employees to purchase shares of the Company’s common stock pursuant to its 1999 Stock Incentive Plan (the “1999 Plan”), which was approved by the Company’s shareholders on June 19, 2000, with non-material amendments thereto approved by the Company’s Board of Directors on October 27, 2004. During the six months ended February 28, 2007 and February 28, 2006, the Company granted 51,000 and 1,066,000 options, respectively, to key employees to purchase shares of the Company’s common stock pursuant to the 1999 Plan. The exercise price per share ranged from $32.09 to $35.32 for the options granted during the six months ended February 28, 2007 and ranged from $29.41 to $29.94 for the options granted in the same period of fiscal 2006. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The majority of options vest ratably over five years at one year intervals from the grant date. During the first six months of fiscal 2007, the Company granted 25,000 options, which vest ratably over five years, and 26,000 options, which vest in their entirety upon the second anniversary of the grant date, pursuant to the 1999 Plan.

During the three months ended February 28, 2007 and February 28, 2006, the Company granted 0 and 30,000 options, respectively, to its directors to purchase shares of the Company’s common stock pursuant its 2006 Directors Stock Incentive Plan (the “2006 Directors Plan”), which was approved by the Company’s shareholders on January 18, 2006. The exercise price per share was $30.97 for the options granted in the three month period ended February 28, 2006. During the six months ended February 28, 2007, the Company did not grant any options to its directors to purchase shares of the Company’s common stock. During the six months ended February 28, 2006, the Company granted 30,000 options pursuant to the 2006 Directors Plan and 10,000 options pursuant to its prior Directors Stock Incentive Plan, which expired in accordance with its terms on January 17, 2006. The exercise price ranged from $30.92 to $30.97 for the options granted in the six months ended February 28, 2006, which represents the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date.

(10)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Stock option activity for the three and six month periods ended February 28, 2007 is summarized in the tables below:

	For the three months ended
	February 28, 2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 1	3,004,222	$25.54
Granted	-	-
Exercised	(59,653)	$21.66
Terminated	(1,050)	$28.76

Outstanding at February 28	2,943,519	$25.62	$17,172

Exercisable at February 28	1,730,851	$23.12	$8,979

The intrinsic value of the stock options exercised during the three months ended February 28, 2007 was $303.

	For the six months ended
	February 28, 2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 1	3,101,881	$25.18
Granted	51,000	$33.74
Exercised	(195,862)	$21.06
Terminated	(13,500)	$22.01

Outstanding at February 28	2,943,519	$25.62	$17,172

Exercisable at February 28	1,730,851	$23.12	$8,979

The intrinsic value of the stock options exercised during the six months ended February 28, 2007 was $958.

(11)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Stock options outstanding at February 28, 2007 are summarized in the table below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$12.56 - $17.50	173,190	2.18	$14.94	173,190	2.18	$14.94
$17.51 - $21.47	587,715	4.54	$19.15	584,515	4.53	$19.15
$21.48 - $26.42	913,614	6.56	$25.39	658,646	6.56	$25.42
$26.43 - $30.92	1,171,000	8.54	$30.01	283,500	8.42	$30.12
$30.93 - $35.32	98,000	9.11	$32.81	31,000	8.76	$31.22
	2,943,519			1,730,851

As of February 28, 2007, there was $7,462 of total unrecognized cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted average period of six years. The total fair value of shares underlying stock options which vested during the three months ended February 28, 2007 and 2006 was $524 and $508, respectively. The total fair value of shares underlying stock options which vested during the six months ended February 28, 2007 and 2006 was $3,714 and $2,140, respectively.

The per share weighted average value of stock options granted in the first six months of fiscal 2007 and 2006 was $7.64 and $7.43, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumption:

	February 28, 2007	February 28, 2006
Risk-free interest rate	4.86% - 4.99%	3.71% - 4.30%
Dividend yield	2.10% - 2.31%	2.07% - 2.13%
Volatility factor	19.25% - 19.61%	23.14% - 23.77%
Expected lives	6 years	6 years

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

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)”, in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $25,961 to accumulated other comprehensive expense as of August 31, 2007.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement allows an entity to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

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

Note 6 - Inventories:

Inventories are summarized as follows:

	February 28, 2007	August 31, 2006
Finished goods	$42,378	$39,528
Semi-finished goods / work-in-process	36,812	34,178
Raw materials	28,066	29,195
	$107,256	$102,901

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

(13)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

The following tables provide quarterly and year-to-date information about the Company’s sales by product category:

	Quarter ended February 28, 2007		Quarter ended February 28, 2006
	Critical Care	Cardiac Care	Critical Care	Cardiac Care
Sales to external customers	$108,000	$17,400	$99,400	$17,100

	Six months ended February 28, 2007		Six months ended February 28, 2006
	Critical Care	Cardiac Care	Critical Care	Cardiac Care
Sales to external customers	$212,300	$36,000	$196,300	$33,800

The following tables provide quarterly information about geographic areas:

	Quarter ended February 28, 2007
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$75,000	$27,200	$23,200	$125,400

	Quarter ended February 28, 2006
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$72,000	$23,200	$21,300	$116,500

The following tables provide year-to-date information about geographic areas:

	Six months ended February 28, 2007
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$148,500	$53,100	$46,700	$248,300

	Six months ended February 28, 2006
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$142,000	$42,800	$45,300	$230,100

(14)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Note 8 - Warranty:

The Company’s primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company typically offers a warranty of one year to its U.S. customers and two years to its international customers. The Company also offers a limited lifetime warranty of five years to its customers purchasing the latest version of its AutoCat™2 WAVE intra-aortic balloon pump and associated LightWAVE™ catheter system. As of February 28, 2007 and February 28, 2006, the Company’s total estimated product warranty obligation was $800 and $574, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in warranty obligation for the three and six months ended February 28, 2007 and February 28, 2006 is as follows:

	For the three months ended
	February 28,	February 28,
	2007	2006
Balance as of December 1	$813	$600
Additional warranties issued	319	285
Expirations / Expenditures	(332)	(311)
Balance as of February 28	$800	$574

	For the six months ended
	February 28,	February 28,
	2007	2006
Balance as of September 1	$719	$660
Additional warranties issued	730	558
Expirations / Expenditures	(649)	(644)
Balance as of February 28	$800	$574

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

(15)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

The following summarizes the components of the net periodic benefit costs for the three and six months ended February 28, 2007 and 2006:

	Pension Benefits		Other Benefits
	For the three months ended		For the three months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Service cost	$1,396	$1,126	$161	$138
Interest cost	1,748	1,301	354	261
Expected return on plan assets	(2,445)	(1,951)	-	-
Amortization of prior service costs	343	279	(3)	(3)
Amortization of transition obligation (asset)	(3)	(29)	13	11
Amortization of net actuarial loss (gain)	230	464	137	139
Net periodic cost	$1,269	$1,190	$662	$546

	Pension Benefits		Other Benefits
	For the six months ended		For the six months ended
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006
Service cost	$2,581	$2,333	$299	$299
Interest cost	3,354	2,827	671	574
Expected return on plan assets	(4,717)	(4,097)	-	-
Amortization of prior service costs	688	569	(6)	(6)
Amortization of transition obligation (asset)	(8)	(48)	25	23
Amortization of net actuarial loss (gain)	407	1,145	247	319
Net periodic cost	$2,305	$2,729	$1,236	$1,209

Note 10 - Restructuring Charges:

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in the first half of fiscal 2007 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2,008. Restructuring charges related to this relocation and related logistics are summarized below:

(16)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

		Actual Costs Expensed
	Estimate of Total Expected Restructuring Charges	As of August 31, 2006	For the Three Months Ended November 30, 2006	For the Three Months Ended February 28, 2007	Total to Date	Costs expensed but not yet paid as of February 28, 2007
Severance and related expenses	$868	$618	$-	$47	$665	$337
Lease termination costs	607	581	-	-	581	309
Property, plant and equipment carrying cost and costs of disposal	120	59	-	4	63	-
Other, including equipment and inventory moving costs, employee relocation costs, and external consulting fees	413	299	20	15	334	-
Total restructuring charges	$2,008	$1,557	$20	$66	$1,643	$646

In the second quarter of fiscal 2007, the Company decided to transfer all intra-aortic balloon catheter manufacturing from its Everett, Massachusetts facility into other of its existing manufacturing facilities in Hradec Kralove, Czech Republic. This decision supports its operating principles for quality, safety, customer service and cost, and is expected to simplify manufacturing processes and reduce manufacturing costs for the intra-aortic balloon catheter. Severance payments relate to 36 employees primarily in manufacturing at this facility. The Company expects this transfer of its intra-aortic balloon catheter manufacturing to be completed during the first six months of fiscal 2008 at an estimated total cost of $1,458. Restructuring charges related to this transfer are summarized below:

		Actual Costs Expensed
	Estimate of Total Expected Restructuring Charges	For the Three Months Ended February 28, 2007	Total to Date	Costs expensed but not yet paid as of February 28, 2007
Severance and related expenses	$848	$197	$197	$197
Lease termination costs		-	-	-
Property, plant and equipment carrying cost and costs of disposal	200	-	-	-
Other, including equipment and inventory moving costs, employee relocation costs, and external consulting fees	410	-	-	-
Total restructuring charges	$1,458	$197	$197	$197

(17)

ARROW INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Note 11 - Earnings Per Share:

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three and six months ended February 28, 2007 and 2006:

	For the three	For the three
	months ended	months ended
	February 28, 2007	February 28, 2006
Net income	$14,461	$12,634
Weighted average common shares outstanding	45,080	44,729
Incremental common shares issuable: stock options and awards	539	547
Weighted average common shares outstanding assuming dilution	45,619	45,276
Basic earnings per common share	$0.32	$0.29
Diluted earnings per common share	$0.32	$0.28

	For the six	For the six
	months ended	months ended
	February 28, 2007	February 28, 2006
Net income	$28,947	$24,464
Weighted average common shares outstanding	45,021	44,688
Incremental common shares issuable: stock options and awards	545	534
Weighted average common shares outstanding assuming dilution	45,566	45,222
Basic earnings per common share	$0.64	$0.55
Diluted earnings per common share	$0.64	$0.54

Stock options outstanding to purchase 26,000 and 44,000 shares of common stock for the three months ended February 28, 2007 and 2006, respectively, and 16,429 and 250,709 shares for the six months ended February 28, 2007 and 2006, respectively, were not included in the computation of earnings per share assuming dilution because the options’ exercise prices were higher than the average market price of the Company’s common stock.
(18)

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

The Company’s ability to grow its net income largely depends upon generating increased sales of its products, particularly its higher margin products, and further improving its operating efficiency. The Company’s sales growth is driven by its development and marketing of clinically advanced new products and enhancements to its existing products to increase their effectiveness, ease of use, safety and reliability, as well as to expand the clinical applications for which their use is appropriate. In this regard, in the first half of fiscal 2007, the Company introduced its Arrow Pressure Injectable PICC (Peripherally Inserted Central Catheter) as a complement to its central venous access product line, which continues to gain market acceptance. The Company also continues to increase sales of its new Maximal Barrier central venous access kit, which was introduced in the second quarter of fiscal 2006 as part of its ongoing efforts to meet physicians’ needs for safety and management of risk of infection in the hospital setting. In addition to central venous access, the Company’s research and development efforts are also currently focused on the following core product areas: regional anesthesia; cardiac assist, which efforts resulted in the introduction in the fourth quarter of fiscal 2006 of the latest version of its AutoCat™2 WAVE IAB pump and associated LightWAVE™ catheter system; dialysis access; and hemodynamic monitoring, which includes continued development of the second generation version of its HemoSonic™ cardiac output monitoring system. On March 23, 2007, the Company decided to limit its active involvement in the development of the CorAide, its left ventricular assist device licensed from The Cleveland Clinic Foundation, and, in concert with the Cleveland Clinic, to seek an alternative arrangement for bringing this technology to market.

The Company is focused on improving operating margins and sales growth by increasing the efficiency and overall capacity of its manufacturing operations and better aligning production facilities with key geographic markets, while maintaining effective cost-containment programs. In this regard, in April 2004, the Company initiated a multi-year capital investment plan to increase its worldwide manufacturing capacity to better meet customer demand and rationalize its production operations, which entailed the construction and acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which were completed in fiscal 2006. Production began at both the new Chihuahua facility and the new Zdar facility in fiscal 2006, and in the first half of fiscal 2007 the Company has continued to improve its production technology by investing in new state-of-the-art equipment and processes in connection with this capital investment program. Also, in furtherance of its strategy to increase the efficiency of its manufacturing operations, in the second quarter of fiscal 2007, the Company decided to transfer its intra-aortic balloon catheter manufacturing from its Everett, Massachusetts facility into other of its existing manufacturing facilities in Hradec Kralove, Czech Republic, which transfer is expected to be completed during the first six months of fiscal 2008. The Company has also completed the consolidation of certain of its U.S.-based manufacturing operations and has implemented enhanced good manufacturing practices and compliance procedures designed to achieve the highest practicable levels of product quality assurance, all as part of its Project Operational Excellence program. As a result of these initiatives, the Company continues to make significant progress in enhancing product quality, reducing customer backorders and improving manufacturing efficiency and cost-effectiveness.

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

(19)

ARROW INTERNATIONAL, INC.

Results of Operations

Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006

Net Sales
Net sales for the three months ended February 28, 2007 increased by $8.9 million, or 7.6%, to $125.4 million from $116.5 million in the same period of last year due primarily to an increase in critical care product sales, increased sales of $1.2 million by the Company’s United Kingdom subsidiary due to higher sales prices resulting from direct selling in this region following the Company’s acquisition of certain assets of its former United Kingdom distributor, Kimal PLC (“Kimal”), in April 2006, and a favorable foreign exchange impact during the second quarter of fiscal 2007 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the quarter of $1.0 million. The following is a summary of the Company’s sales by product platform:

Sales by Product Platform
($ in millions)	Quarter ended
	February 28,	February 28,
	2007	2006
Central Venous Catheters	$66.5	$60.9
Specialty Catheters	39.7	36.6
Non-Arrow distributed products	1.8	1.9
Subtotal Critical Care	108.0	99.4
Cardiac Care	17.4	17.1
Total	$125.4	$116.5

Sales of critical care products increased by 8.7% to $108.0 million in the second quarter of fiscal 2007 from $99.4 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the second quarter of fiscal 2007 due primarily to a continued increase in the number of hospitals that are upgrading to the Company’s new Maximal Barrier central venous access kit. Sales of specialty catheters increased in the second quarter of fiscal 2007 due primarily to improved sales of arterial products, peripheral nerve block products and epidural products. Sales of cardiac care products increased by 1.8% to $17.4 million in the second quarter of fiscal 2007 from $17.1 million in the comparable prior year period due to increased international sales of intra-aortic balloon, or IAB, pumps, including sales of the latest version of the AutoCat™2 WAVE IAB pump and associated LightWAVE™ catheter system, offset in part by a decrease in sales of Super Arrow-Flex® and diagnostic catheters. Total Company U.S. sales increased by 4.2% to $75.0 million from $72.0 million in the comparable prior year period due primarily to increased sales of specialty and central venous catheters. International sales increased by 13.3% to $50.4 million in the second quarter of fiscal 2007 from $44.5 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and IAB pumps. International sales in the quarter were positively impacted by increased sales of $1.2 million by the Company’s United Kingdom subsidiary, as noted above, and by $1.0 million due to the effect of foreign currency exchange rates, also as noted above. International sales represented 40.2% of net sales in the second quarter of fiscal 2007 compared to 38.2% in the same prior year period.

The ARROWg+ard® conversion percentages, which are the number of units sold with the ARROWg+ard® antiseptic surface treatments as a percentage of the Company’s total multilumen and hemodialysis unit sales, decreased to 35% of total Company sales in the second quarter of fiscal 2007 from 36% in the comparable prior year period. The ARROWg+ard® conversion percentages for the U.S. market increased to 65% in the second quarter of fiscal 2007 from 63% in the comparable prior year period. The ARROWg+ard® conversion percentage for the second quarter of fiscal 2006 has been restated to correct an error in the previously reported percentage calculation.

(20)

ARROW INTERNATIONAL, INC.

NEO♥Care Product Recall
As previously reported, in December 2004, the Company announced a voluntary nationwide recall of all of its NEO♥PICC® 1.9 FR Peripherally Inserted Central Catheters (the “NeoPICC Catheters”) as a result of having received several reports of adverse events involving the utilization of the NeoPICC Catheters. The NeoPICC Catheter is part of the Company’s NEO♥Care product line of catheters and related procedure kits for neonatal intensive care that it acquired from Klein Baker Medical, Inc. in March 2003. The Company cooperated with the Food and Drug Administration (the “FDA”) in conducting the voluntary recall.

To address the inspectional observations of the FDA and to facilitate the integration of its NEO♥Care manufacturing operations into its other existing facilities, in January 2005 the Company temporarily ceased the manufacture, shipment and sale of its entire NEO♥Care product line, including the NeoPICC Catheters, until it has completed the implementation of all corrective actions related to the FDA’s inspections. The Company presently expects to submit a new 510(k) pre-market notification to the FDA for a modified version of the NeoPICC Catheter before the end of the 2007 calendar year and, as previously reported, has decided to delay the resumption of production of the NEO♥Care product line, including the NeoPICC Catheters, until it receives FDA marketing clearance for these modifications.

Gross Profit
Gross profit increased by 11.4% to $63.3 million in the three months ended February 28, 2007 from $56.8 million in the same period of fiscal 2006. Gross margin increased to 50.5% during the three months ended February 28, 2007 from 48.8% in the comparable prior year period. The increase in gross margin was due primarily to (1) higher gross margins in the second quarter of fiscal 2007 resulting from the additional gross profit generated in the United Kingdom as a result of direct selling in this region following the Company’s purchase of certain assets of Kimal in April 2006, (2) lower manufacturing costs as a result of improved manufacturing processes, and (3) a favorable foreign exchange impact, but was offset in part by changes in product and geographic sales mix as a larger proportion of products were sold at lower gross margins.

Research and Development
Research and development expenses increased by 1.4% to $7.2 million in the three months ended February 28, 2007 from $7.1 million in the comparable prior year period. Research and development spending in the second quarter of fiscal 2007 was impacted by increased expenditures related to regulatory compliance and increased spending on the Company’s critical care product line. These increases in research and development spending were offset in part by decreased spending in the second quarter of fiscal 2007 on the Company’s cardiac care product line, mostly attributable to decreased spending on the CorAideTM continuous flow ventricular assist system, the Company’s joint research and development program with The Cleveland Clinic Foundation, as well as decreased consulting fees related to the temporarily suspended NEO♥Care product line. As a percentage of net sales, these expenses were 5.7% in the second quarter of fiscal 2007 compared to 6.1% in the same period of fiscal 2006.

CorAide LVAS
On March 23, 2007, the Company’s Board of Directors determined to limit the Company’s active involvement in the development of the CorAide left ventricular assist system, or LVAS, and, in concert with The Cleveland Clinic Foundation, to seek an alternative arrangement for bringing this technology to market. The Company, in consultation with the Cleveland Clinic, is in the process of evaluating these alternatives, including the potential involvement of a third party to continue the development and commercialization of this device. Over the next several months, the Company plans to wind down its activities in connection with this program while continuing to provide ongoing support for patients currently supported by the device. This decision was based on the Company’s assessment of the additional resources required to complete development of the CorAide™ versus the use of these resources to advance other research and development related to its core product areas. The Company does not expect any material impact on its financial statements as a result of this decision.

During the third quarter of fiscal 2006, the researchers conducting the previously reported European clinical trial of the CorAide™ LVAS identified the need for several modifications to the device. As a result, the Company decided not to proceed with the enrollment of additional patients in the trial until these design modifications have been assessed and implemented and, accordingly, did not enroll any patients during the second quarter of fiscal 2007.

The Company views the CorAide™ LVAS as a long-term development program. The current version of the CorAide™ device is intended to provide support for Class IV congestive heart failure patients waiting for heart transplantation, candidates for bridging to natural recovery of ventricular function and patients requiring longer-term support. Notwithstanding its recent decision to limit its active involvement in the development of the device, the Company continues to believe that the CorAide™’s smaller size, less invasive surgical approach and inherently simpler design promises better opportunities for broader market acceptance than currently marketed LVAS devices.

(21)

ARROW INTERNATIONAL, INC.

Selling, General and Administrative
Selling, general and administrative expenses increased by 7.8% to $34.4 million during the three months ended February 28, 2007 from $31.9 million in the comparable prior year period and, as a percentage of net sales, were 27.4% in both quarters. This increase was due primarily to increased sales expenses of (1) $1.4 million related to the buildup of the Company’s U.S. sales force, including increases in personnel and commissions, (2) $0.9 million of incremental operational costs related to the establishment of the Company’s United Kingdom direct sales subsidiary following its acquisition of certain assets of Kimal in April 2006, (3) approximately $0.7 million related to the Company’s pension and post-retirement welfare plans based on adjusting certain estimated data received in the second quarter of each fiscal year, (4) $0.6 million related to an increase in the accrual for the Company’s income growth bonus plan for its executive officers and key management employees, (5) $0.5 million related to the Company’s cost of providing medical insurance to its employees, for which the Company is self-insured, due primarily to an increase in the number of large claims, (6) $0.5 million of amortization expense related primarily to the intangible assets included as part of the Kimal acquisition, and (7) $0.3 million of increased expenses resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. These increases were offset in part by decreased expenses of (1) $0.6 million related to the Company’s retired officers’ life insurance policies and (2) $1.8 million for other matters that were individually not material.

Project Operational Excellence
During the second quarter of fiscal 2007, the Company continued to take additional steps in implementing its Project Operational Excellence program designed to help it achieve operational process excellence in four key areas: product quality, safety, customer service and cost. This program includes (1) as discussed below under “Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan,” restructuring the Company’s manufacturing to increase production capacity and better align its production facilities with the geographical markets they serve, (2) improving the effectiveness of the Company’s production technology by investing in new, state-of-the-art manufacturing equipment and processes, and (3) developing and implementing enhanced good manufacturing practices and quality systems to maintain and enhance process excellence. In connection with its efforts to enhance its quality system compliance, the Company incurred less than $0.1 million of outside consulting costs and internal out-of-pocket travel expenses in the second quarter of fiscal 2007 and does not currently expect ongoing costs to be material. The Company incurred $1.4 million of costs related to this compliance program in fiscal 2006. All of these compliance-related costs, in both fiscal 2007 and 2006, have been recorded as selling, general and administrative expenses. The Company continues to embed these new practices and procedures into its corporate culture as part of its ongoing commitment to high quality standards.

Restructuring Charges
The Company recorded $0.3 million of restructuring expense in the second quarter of fiscal 2007 compared to $0.3 million of income in the second quarter of fiscal 2006. The restructuring expenses in the second quarter of fiscal 2007 related primarily to accrued severance costs associated with the Company’s decision to relocate all its intra-aortic balloon catheter manufacturing from its Everett, Massachusetts facility into other of its existing manufacturing facilities in Hradec Kralove, Czech Republic. This decision supports its operating principles for quality, safety, customer service and cost, and is expected to simplify manufacturing processes and reduce manufacturing costs for the intra-aortic balloon catheter. Severance payments relate to 36 employees primarily in manufacturing at this facility. The Company expects this transfer of its intra-aortic balloon catheter manufacturing to be completed during the first six months of fiscal 2008 at an estimated total cost of $1.5 million. The Company also plans to establish a new electrical and instrumentation research and development center and intra-aortic balloon pump manufacturing facility in the greater Boston, Massachusetts area. The restructuring income in the second quarter of fiscal 2006 related primarily to a pre-tax gain of $0.3 million from the sale of the Company’s San Antonio, Texas facility and certain related equipment.

Operating Income
Principally due to the above factors, operating income increased in the second quarter of fiscal 2007 by 19.3% to $21.6 million from $18.1 million in the comparable prior year period.

Other Expenses (Income), Net
Other expenses (income), net, which consists principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, was $1.1 million of income in the second quarter of fiscal 2007 compared to $0.6 million of income in the same prior year period, due primarily to the Company earning a higher amount of interest in the second quarter of fiscal 2007 on its investments of cash balances, offset in part by higher interest expense related to the Company’s borrowings under its credit facilities and other sources of financing.

Income Before Income Taxes
As a result of the factors discussed above, income before income taxes increased during the second quarter of fiscal 2007 by 20.9% to $22.6 million, or 18.0% of net sales, from $18.7 million, or 16.1% of net sales, in the comparable prior year period.

Effective Tax Rate
For the second quarter of fiscal 2007, the Company’s effective income tax rate increased to 36.0% from 32.5% in the comparable prior year period, or 350 basis points, due to a reduction in export-related tax deductions, which resulted in an increase of approximately 200 basis points, and increased state income taxes, which resulted in an increase of approximately 250 basis points. These increases were offset in part by the enactment of legislation in December 2006 to renew the U.S. research and development tax credit, which enabled the Company to record during the second quarter of fiscal 2007 a retroactive favorable adjustment for the 2006 tax year, resulting in a decrease of approximately 100 basis points. The Company currently anticipates its estimated effective tax rate for the full fiscal 2007 to be 35.5%.

(22)

ARROW INTERNATIONAL, INC.

U.S. Tax Matters
In October 2004, the President signed The American Jobs Creation Act of 2004 (the “Act”).  The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminated the Extra Territorial Income (“ETI”) Exclusion deduction, a tax incentive that benefits U.S. companies to manufacture export products domestically, over a three-year phase out period beginning in 2005. However, the phase out allowed the Company to obtain a significant percentage of the ETI benefit for fiscal 2006 with a smaller benefit anticipated for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end.  Additionally, the Act provided for a new tax deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006.  This new deduction began at 3% of the Company’s U.S. domestic manufacturing income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2011 and beyond.  While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during fiscal 2006 and 2007, and the phase in of the new manufacturing deduction benefit from fiscal 2006 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2007 and beyond.

Czech Republic Tax Holiday
During the second quarter of fiscal 2006, the Company’s effective income tax rate reflected a benefit from a tax holiday in respect of the Company’s Czech Republic operations. This tax holiday was in effect for a five-year period through August 2006, and was limited to the amount of property, plant and equipment purchased in the Czech Republic. Because this tax holiday expired in fiscal 2006, the Company ceased to benefit from it in fiscal 2007.

Net Income
Net income in the second quarter of fiscal 2007 increased by 13.4% to $14.4 million from $12.7 million in the comparable fiscal 2006 period. As a percentage of net sales, net income represented 11.5% in the three months ended February 28, 2007 compared to 10.9% in the same period of fiscal 2006.

Per Share Information
Basic earnings per common share were $0.32 in the three months ended February 28, 2007, up 10.3%, or $0.03 per share, from $0.29 in the comparable prior year period. Diluted earnings per common share were $0.32 in the three months ended February 28, 2007, up 14.3%, or $0.04 per share, from $0.28 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 45,079,853 in the second quarter of fiscal 2007 from 44,729,478 in the comparable prior year period primarily as a result of additional stock option exercises since February 28, 2006. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,619,133 in the second quarter of fiscal 2007 from 45,275,773 in the comparable prior year period primarily as a result of additional stock option exercises since February 28, 2006.

Six Months Ended February 28, 2007 Compared to Six Months Ended February 28, 2006

Net Sales
Net sales for the six months ended February 28, 2007 increased by $18.2 million, or 7.9%, to $248.3 million from $230.1 million in the same period of last year due primarily to an increase in critical care and cardiac care product sales, increased sales of $2.5 million by the Company’s United Kingdom subsidiary due to higher sales prices resulting from direct selling in this region following the Company’s acquisition of certain assets of Kimal, its former United Kingdom distributor, in April 2006, and a favorable foreign exchange impact during the first half of fiscal 2007 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the six months ended February 28, 2007 of $1.7 million. The following is a summary of the Company’s sales by product platform:

Sales by Product Platform
($ in millions)	Six months ended
	February 28,	February 28,
	2007	2006
Central Venous Catheters	$129.7	$119.6
Specialty Catheters	79.0	72.7
Non-Arrow distributed products	3.6	4.0
Subtotal Critical Care	212.3	196.3
Cardiac Care	36.0	33.8
Total	$248.3	$230.1

(23)

ARROW INTERNATIONAL, INC.

Sales of critical care products increased by 8.2% to $212.3 million in the first half of fiscal 2007 from $196.3 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales of central venous catheters increased in the first half of fiscal 2007 due primarily to a continued increase in the number of hospitals that are upgrading to the Company’s new Maximal Barrier central venous access kit. Sales of specialty catheters increased in the first half of fiscal 2007 due primarily to improved sales of arterial products, peripheral nerve block products and epidural products. Sales of cardiac care products increased by 6.5% to $36.0 million in the first half of fiscal 2007 from $33.8 million in the comparable prior year period due primarily to increased sales of IAB pumps, including sales of the latest version of the AutoCat™2 WAVE IAB pump and associated LightWAVE™ catheter system, offset in part by a decrease in sales of Super Arrow-Flex® and diagnostic catheters. Total Company U.S. sales increased by 4.6% to $148.5 million in the first six months of fiscal 2007 from $142.0 million in the comparable prior year period due primarily to increased sales of specialty and central venous catheters. International sales increased by 13.3% to $99.8 million in the first half of fiscal 2007 from $88.1 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and IAB pumps. International sales in the first half of fiscal 2007 were positively impacted by increased sales of $2.5 million by the Company’s United Kingdom subsidiary, as noted above, and by $1.7 million due to the effect of foreign currency exchange rates, also as noted above. International sales represented 40.2% of net sales in the first half of fiscal 2007 compared to 38.3% in the same prior year period.

The ARROWg+ard® conversion percentages, which are the number of units sold with the ARROWg+ard® antiseptic surface treatments as a percentage of the Company’s total multilumen and hemodialysis unit sales, decreased to 36% of total Company sales in the first half of fiscal 2007 from 37% in the comparable prior year period. The ARROWg+ard® conversion percentages for the U.S. market increased to 65% in the first half of fiscal 2007 from 63% in the comparable prior year period. The ARROWg+ard® conversion percentage for the first half of fiscal 2006 has been restated to correct an error in the previously reported percentage calculation.

Gross Profit
Gross profit increased by 10.8% to $125.1 million in the six months ended February 28, 2007 from $112.9 million in the same period of fiscal 2006. Gross margin increased to 50.4% during the six months ended February 28, 2007 from 49.1% in the comparable prior year period. The increase in gross margin was due primarily to (1) higher gross margins in the first half of fiscal 2007 resulting from the additional gross profit generated in the United Kingdom as a result of direct selling in this region following the Company’s purchase of certain assets of Kimal in April 2006, (2) lower manufacturing costs as a result of improved manufacturing processes, and (3) a favorable foreign exchange impact, but was offset in part by changes in product and geographic sales mix as a larger proportion of products were sold at lower gross margins.

Research and Development
Research and development expenses decreased by 0.7% to $13.4 million during the six months ended February 28, 2007 from $13.5 million in the comparable prior year period. This decrease in research and development spending was due primarily to decreased spending in the first half of fiscal 2007 on the Company’s cardiac care product line, mostly attributable to decreased spending on the CorAideTM continuous flow ventricular assist system, the Company’s joint research and development program with The Cleveland Clinic Foundation, as well as consulting fees related to the temporarily suspended NEO♥Care product line. These decreases in research and development spending were offset in part by increased expenditures related to regulatory compliance and increased spending on the Company’s critical care product line. As a percentage of net sales, these expenses were 5.4% in the first half of fiscal 2007 compared to 5.9% in the same period of fiscal 2006.

Selling, General and Administrative
Selling, general and administrative expenses increased by 5.7% to $68.2 million during the six months ended February 28, 2007 from $64.5 million in the comparable prior year period and, as a percentage of net sales, decreased to 27.5% in the first half of fiscal 2007 from 28.0% in the comparable period of fiscal 2006. This increase was due primarily to increased expenses of (1) $1.7 million of incremental operational costs related to the establishment of the Company’s United Kingdom direct sales subsidiary following its acquisition of certain assets of Kimal in April 2006, (2) $1.3 million related to the buildup of the Company’s U.S. sales force, including increases in personnel and sales commissions, (3) $1.1 million of amortization expense related primarily to the intangible assets included as part of the Kimal acquisition, (4) approximately $0.7 million related to the Company’s pension and post-retirement welfare plans based on adjusting certain estimated data received in the second quarter of each fiscal year, (5) $0.6 million of increased expenses resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, and $0.2 million due to increased expenses related to personnel, and (6) $0.5 million related to an increase in the accrual for the Company’s income growth bonus plan for its executive officers and key management employees. These increases were offset in part by decreased expenses of (1) $0.6 million related to the Company’s retired officers’ life insurance policies, (2) $0.4 million related to the Company’s Project Operational Excellence program, and (3) $1.4 million for other matters that were individually not material.

(24)

ARROW INTERNATIONAL, INC.

Restructuring Charges
The Company recorded $0.3 million of restructuring expense in the first half of fiscal 2007 compared to $0.3 million of income in the first half of fiscal 2006. The restructuring expenses recorded in the first half of fiscal 2007 related primarily to accrued severance costs associated with the Company’s decision to relocate all its intra-aortic balloon catheter manufacturing from its Everett, Massachusetts facility into other of its existing manufacturing facilities in Hradec Kralove, Czech Republic. This decision supports its operating principles for quality, safety, customer service and cost, and is expected to simplify manufacturing processes and reduce manufacturing costs for the intra-aortic balloon catheter. Severance payments relate to 36 employees primarily in manufacturing at this facility. The Company expects this transfer of its intra-aortic balloon catheter manufacturing to be completed during the first six months of fiscal 2008 at an estimated total cost of $1.5 million. The Company also plans to establish a new electrical and instrumentation research and development center and intra-aortic balloon pump manufacturing facility in the greater Boston, Massachusetts area. The restructuring income recorded in the first half of fiscal 2006 related primarily to a pre-tax gain of $0.3 million from the sale of the Company’s San Antonio, Texas facility and certain related equipment.

(25)

ARROW INTERNATIONAL, INC.

Operating Income
Principally due to the above factors, operating income increased in the first half of fiscal 2007 by 23.0% to $43.3 million from $35.2 million in the comparable prior year period.

Other Expenses (Income), Net
Other expenses (income), net, which consists principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, was $2.0 million of income in the first half of fiscal 2007 compared to $1.0 million of income in the same prior year period, due primarily to the Company earning a higher amount of interest in the first half of fiscal 2007 on its investments of cash balances, offset in part by higher interest expense related to the Company’s borrowings under its credit facilities and other sources of financing.

Income Before Income Taxes
As a result of the factors discussed above, income before income taxes increased during the first half of fiscal 2007 by 24.9% to $45.2 million, or 18.2% of net sales, from $36.2 million, or 15.7% of net sales, in the comparable prior year period.

Effective Tax Rate
For the first half of fiscal 2007, the Company’s effective income tax rate increased to 36.0% from 32.5% in the comparable prior year period, or 350 basis points, due to a reduction in export-related tax deductions, which resulted in an increase of approximately 250 basis points, and increased state income taxes, which resulted in an increase of approximately 200 basis points. These increases were offset in part by the impact resulting from the temporary non-renewal in the first quarter of fiscal 2007 of the U.S. research and development tax credit, followed by the enactment of legislation in December 2006 to renew this tax credit, all of which resulted in a decrease of approximately 100 basis points.

Net Income
Net income in the first half of fiscal 2007 increased by 18.0% to $28.9 million from $24.5 million in the comparable fiscal 2006 period. As a percentage of net sales, net income represented 11.6% in the six months ended February 28, 2007 compared to 10.6% in the same period of fiscal 2006.

Per Share Information
Basic earnings per common share were $0.64 in the six months ended February 28, 2007, up 16.4%, or $0.09 per share, from $0.55 in the comparable prior year period. Diluted earnings per common share were $0.64 in the six months ended February 28, 2007, up 18.5%, or $0.10 per share, from $0.54 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 45,020,979 in the first half of fiscal 2007 from 44,687,708 in the comparable prior year period primarily as a result of additional stock option exercises since February 28, 2006. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,565,985 in first half of fiscal 2007 from 45,221,520 in the comparable prior year period primarily as a result of additional stock option exercises since February 28, 2006.

Liquidity and Capital Resources

Operating Activities
Cash from Operations. Arrow’s primary source of funds continues to be cash generated from operations, as shown in the Company’s consolidated statements of cash flows included in Item 1 of this report. For the six months ended February 28, 2007, net cash provided by operations was $44.1 million, an increase of $25.6 million from the comparable prior year period, due primarily to an increase in net income, as described above under “Six Months Ended February 28, 2007 Compared to Six Months Ended February 28, 2006 - Net Sales”, and changes in certain working capital and other accounts, including prepaid pension costs, prepaid income taxes, accrued income taxes, accrued post-retirement and pension benefit obligation, and inventories, all as described below.

Prepaid Pension Costs. Prepaid pension costs decreased $1.8 million in the first six months of fiscal 2007 compared to a $3.4 million increase in the first six months of fiscal 2006, primarily as a result of payments of $8.8 million made in the first half of fiscal 2006 to fund the Company’s post-retirement and pension benefit obligation.

Prepaid Income Taxes. Prepaid income taxes decreased $5.0 million in the first six months of fiscal 2007 compared to no activity in the same period of fiscal 2006 due to payments received from the Japanese Government in the first half of fiscal 2007 in connection with the Japanese tax assessment, as further discussed below.

Accrued Income Taxes. Accrued income taxes increased $3.9 million in the first half of fiscal 2007 compared to a $0.7 million increase in the same period of fiscal 2006 due primarily to an increase in the tax provision as a result of higher pre-tax income and a higher effective tax rate, as discussed above under “Six Months Ended February 28, 2007 Compared to Six Months Ended February 28, 2006 - Effective Tax Rate”, and the timing of estimated income tax payments.

(26)

ARROW INTERNATIONAL, INC.

Accrued Post-Retirement and Pension Benefit Obligation. Accrued post-retirement and pension benefit obligation increased $0.6 million in the first six months of fiscal 2007 compared to a $2.8 million decrease in the first six months of fiscal 2006 primarily as a result of payments in the first half of fiscal 2006 to fund the Company’s post-retirement and pension benefit obligation, as described above.

Inventories. Inventories increased $4.4 million in the first half of fiscal 2007 compared to a $7.2 million increase in the same period of fiscal 2006. The increase in 2007 was due primarily to (1) increased finished and semi-finished goods resulting from the Company’s worldwide initiatives to produce and maintain sufficient levels of inventory required to meet growing customer demand, and (2) increased work-in-process inventory resulting from the conversion of raw material inventory during the first half of fiscal 2007 primarily related to the addition of new production lines in the Company’s new Zdar, Czech Republic and Chihuahua, Mexico facilities. This increase was offset in part by reduced inventory value due to lower manufacturing costs, partially as a result of the Company’s manufacturing capital investment program and Project Operational Excellence.

Accounts Receivable. Accounts receivable, measured in days sales outstanding during the period, increased to 75 days at February 28, 2007 from 73 days at August 31, 2006.

As of February 28, 2007, the Company had an accounts receivable balance from its Italian customers of $11.8 million, of which approximately 71% is related to Italian Government-backed hospital customers. The Company increased its direct sales in this region following its acquisition of AB Medica in September 2004 by taking over the sales formerly conducted by this former distributor. As of February 28, 2007, the days sales outstanding was 304 days, which is significantly higher than that of the Company’s overall February 28, 2007 average customer days sales outstanding of 75 days. However, according to information provided by Italy’s National Health Service as of July 19, 2006, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 340 days. The Company’s payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has impacted the Company’s overall days sales outstanding. The Italian Government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company’s assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of February 28, 2007, the Company had recorded an allowance of $0.1 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.

The Company currently evaluates all of its trade receivables on a regular basis, including those with its Italian customers, to ensure that each receivable is recorded at net realizable value.

Japanese Tax Assessment. In March 2004, the Company made a payment of $10.0 million to settle a tax assessment related to an ongoing Japanese Government tax audit of the Company’s transfer pricing with its Japanese subsidiary. In order to recover a majority of this Japanese tax assessment, the Company initiated competent authority proceedings with the Internal Revenue Service in the U.S. In the fourth quarter of fiscal 2006, the competent authority proceedings were completed and the Company recorded a favorable tax credit of $3.7 million to reflect relief from a tax assessment related to transfer pricing between the U.S. and the Company’s Japanese subsidiary for its fiscal years 1998 through 2004. During the first half of fiscal 2007, the Company received two refund payments totaling $5.0 million from the Japanese Government in settlement of this tax matter.

Investing Activities
Net cash used in the Company’s investing activities increased to $30.1 million in the six months ended February 28, 2007 from $17.7 million in the comparable period of fiscal 2006, due primarily to incremental purchases of marketable securities in the first half of fiscal 2007 and increased capital expenditures in support of its multi-year capital investment plan, as discussed below.

Multi-Year Capital Investment Plan. In April 2004, the Company’s Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan was initiated to improve customer service, support projections for future growth and to integrate operations acquired in recent years, and included the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which was commenced in the first quarter of fiscal 2005 and completed during fiscal 2006. During the second quarter of fiscal 2006, production of multi-lumen central venous catheters began at the new Chihuahua facility and, in August 2006, production began at the Company’s new Zdar facility. As of August 31, 2006, the Company had incurred a total of $29.3 million related to the construction of these new facilities, but did not make any material expenditures related to this construction during the first half of fiscal 2007, and currently expects any further expenditures to be immaterial. However, the Company is continuing to invest in new equipment in connection with this capital investment program and, accordingly, as of February 28, 2007, had spent a total of $11.1 million for this new equipment and expects to incur an additional $3.9 million through the end of fiscal 2008, subject to fluctuations in foreign exchange rates.

(27)

ARROW INTERNATIONAL, INC.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in the first six months of fiscal 2007 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2.0 million. As of February 28, 2007, the Company had incurred costs of $1.6 million related to this relocation, of which $1.0 million had been paid, and expects to incur the remaining $0.4 million during the remainder of fiscal 2007.

Financing Activities
Financing activities used $13.6 million of net cash in the first six months of fiscal 2007 compared to using $3.2 million in the same period of fiscal 2006, primarily as a result of (1) the Company’s repayment of a portion of the indebtedness under its revolving credit facilities and (2) an increase in dividend payments following the Company’s increase in the amount of its quarterly dividend during the second quarter of fiscal 2006. Cash used by financing activities, however, was reduced by an increase in proceeds from stock option exercises.

Credit Facilities. To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At February 28, 2007, the Company had a revolving credit facility providing a total of $90.0 million in available revolving credit for general business purposes, of which $67.6 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company or its subsidiaries; a limitation on the Company’s and its subsidiaries’ incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At February 28, 2007, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company’s obligation to repay all outstanding borrowings under this credit facility. The adoption of Statement of Financial Accounting Standards (SFAS) No. 158 during fiscal 2007 will not have a material impact on its compliance with any of these debt covenants. The Company is currently considering refinancing some of its borrowings under this credit facility with longer term fixed rate debt.

Certain subsidiaries of the Company have other revolving credit facilities totaling the U.S. dollar equivalent of $31.8 million, of which $1.4 million was outstanding as of February 28, 2007.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender, London Interbank Offered Rates (LIBOR) or Tokyo Interbank Offered Rates (TIBOR), plus applicable margins. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities increased $2.0 million and $5.7 million during the six months ended February 28, 2007 and February 28, 2006, respectively, all of which was related to borrowings by the Company’s foreign subsidiaries.

(28)

ARROW INTERNATIONAL, INC.

Contractual Obligations
A summary of all of the Company’s contractual obligations and commercial commitments as of February 28, 2007 was as follows:

	Payments due or Commitment Expiration by Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(in Millions)
Current maturities of long-term debt	$1.0	$1.0	$-	$-	$-
Operating leases	21.4	4.6	5.7	4.0	7.1
Purchase obligations (1)	34.1	34.1	-	-	-
Other long-term obligations	0.3	-	0.1	0.1	0.1
Lines of credit (2)	69.0	69.0	-	-	-
Standby letters of credit	2.2	2.2	-	-	-

Total cash contractual obligations and commercial commitments	$128.0	$110.9	$5.8	$4.1	$7.2

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

(29)

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

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)”, in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $26.0 million to accumulated other comprehensive expense as of August 31, 2007.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement allows an entity to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

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

(30)

ARROW INTERNATIONAL, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six month periods ended February 28, 2007 and 2006, the percentage of the Company’s sales invoiced in currencies other than U.S. dollars was 29.0% and 26.3%, respectively. In addition, a part of the Company’s cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other (income) / expense of the Company’s consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company’s maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company’s Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders’ equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company’s business, financial condition and results of operations. Based upon the Company’s knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company’s policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company’s efforts in this regard will be successful. As of February 28, 2007, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $33.2 million mature at various dates through November 2007. As of February 28, 2007, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company’s efforts in this regard will be successful.

The Company’s exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to its on-going credit review procedures.

(31)

ARROW INTERNATIONAL, INC.

At February 28, 2007, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through May 2007. The following table identifies foreign currency forward contracts to sell foreign currencies at February 28, 2007 and August 31, 2006:

	February 28, 2007		August 31, 2006
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Foreign currency: (U.S. Dollar Equivalents)
Japanese yen	$833	$847	$2,177	$2,146
Canadian dollar	3,337	3,344	1,437	1,448
Euro	9,646	9,688	7,694	7,694
Mexican peso	899	892	913	909
African rand	838	826	1,827	1,793
British pound	-	-	3,989	4,007
	$15,553	$15,597	$18,037	$17,997

At February 28, 2007, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through November 2007. The following table identifies forward exchange contracts to buy foreign currencies at February 28, 2007 and August 31, 2006:

	February 28, 2007		August 31, 2006
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Foreign currency: (U.S. Dollar Equivalents)
Czech koruna	$17,676	$17,936	$19,168	$19,510

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company’s maximum exposure related to foreign currency options is limited to the premiums paid. During the six months ended February 28, 2007 and 2006, the Company did not recognize any time value or intrinsic value losses against cost of sales. At February 28, 2007, the Company did not have any unrealized holding losses related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at February 28, 2007 and August 31, 2006.

Operations of the Company are also exposed, in the normal course of business, to fluctuations in interest rates. In fiscal 2005 and 2004, the Company entered into interest rate swaps to reduce the impact of its Japanese floating rate debt. These swap agreements allowed the Company to exchange floating rate for fixed rate interest payments over the life of the agreement. The differential was accrued as interest rates changed and was recorded as interest expense. The effect of these agreements was to limit interest rate exposure to between 1.63% and 1.75% on $2.1 million of the Company’s revolving credit. In the first quarter of fiscal 2007, the Company terminated these interest rate swaps and recorded less than $0.1 million to other expense in recognition of the loss incurred to terminate the agreement. During the first half of both fiscal 2007 and 2006, the Company recorded less than $0.1 million of interest expense in connection with these swap agreements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of February 28, 2007. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

(32)

ARROW INTERNATIONAL, INC.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II          OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits See Exhibit Index on page 35 for a list of the Exhibits filed as part of this report.

(33)

ARROW INTERNATIONAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW INTERNATIONAL, INC.

Date: April 9, 2007	By:	/s/ Frederick J. Hirt
Frederick J. Hirt
Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer and Chief Accounting Officer)

(34)

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

(35)