Form 10-Q
period 2007-06-26
ARROW INTERNATIONAL INC
filed 2007-07-09
CIK 886046

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):

Large Accelerated Filer X	Accelerated Filer __	Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __      No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 2, 2007

Common Stock, No Par Value	45,276,650

ARROW INTERNATIONAL, INC.

Form 10-Q Index

(2)

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

ARROW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	May 31,	August 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$160,174	$148,576
Marketable securities	13,179	9,783
Accounts receivable, net	104,809	96,937
Inventories	113,954	102,901
Prepaid expenses and other	9,552	7,808
Prepaid income taxes	3,910	9,506
Deferred income taxes	12,504	13,709
Total current assets	418,082	389,220

Property, plant and equipment	382,688	362,148
Less accumulated depreciation	(201,621)	(188,295)
	181,067	173,853
Goodwill	42,901	42,830
Intangible assets, net	40,860	45,787
Other assets	10,132	9,863
Prepaid pension costs	33,194	35,884
Total other assets	127,087	134,364
Total assets	$726,236	$697,437

See accompanying notes to consolidated financial statements

Continued

(3)

ARROW INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(Unaudited)

	May 31, 2007	August 31, 2006

LIABILITIES

Current liabilities:
Current maturities of long-term debt	$973	$995
Notes payable and lines of credit	62,748	70,979
Cash overdrafts	1,174	266
Accounts payable	19,046	23,316
Accrued liabilities	21,355	19,925
Accrued dividends	9,503	7,635
Accrued compensation	17,395	14,771
Accrued income taxes	6,210	200
Total current liabilities	138,404	138,087

Accrued postretirement and pension benefit obligations	20,174	19,072
Deferred income taxes	11,359	14,730
Commitments and contingencies (Note 6)

SHAREHOLDERS' EQUITY

Preferred stock, no par value; 5,000,000 shares authorized; none issued	-	-
Common stock, no par value; 100,000,000 shares authorized; 52,957,626 shares issued	45,661	45,661
Additional paid-in capital	45,050	36,137
Retained earnings	502,441	485,618
Treasury stock at cost: 7,701,369 and 8,051,883 shares, respectively	(50,714)	(53,022)
Accumulated other comprehensive income	13,861	11,154
Total shareholders' equity	556,299	525,548
Total liabilities and shareholders' equity	$726,236	$697,437

See accompanying notes to consolidated financial statements

(4)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)
(Unaudited)

	For the three months ended
	May 31, 2007	May 31, 2006

Net sales	$130,496	$122,257
Cost of goods sold	64,354	63,023
Gross profit	66,142	59,234

Operating expenses:
Research and development	7,034	7,199
Selling, general and administrative	35,797	32,602
Special charges	789	-
Restructuring charge	431	130
	44,051	39,931
Operating income	22,091	19,303
Other (income) expenses:
Interest expense, net of amount capitalized	621	216
Interest income	(1,908)	(1,128)
Other, net	708	(219)
Other (income) expenses, net	(579)	(1,131)
Income before income taxes	22,670	20,434
Provision for income taxes	8,162	6,535

Net income	$14,508	$13,899

Basic earnings per common share	$0.32	$0.31
Diluted earnings per common share	$0.31	$0.31
Cash dividends per common share	$0.21	$0.17

Weighted average shares outstanding used in computing basic earnings per common share	45,168,649	44,810,327

Weighted average shares outstanding used in computing diluted earnings per common share	45,691,824	45,281,425

See accompanying notes to consolidated financial statements

(5)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)
(Unaudited)

	For the nine months ended
	May 31, 2007	May 31, 2006

Net sales	$378,818	$352,405
Cost of goods sold	187,562	180,225
Gross profit	191,256	172,180

Operating expenses:
Research and development	20,384	20,708
Selling, general and administrative	103,700	97,081
Special charges	1,090	-
Restructuring charge	714	(126)
	125,888	117,663
Operating income	65,368	54,517
Other (income) expenses:
Interest expense, net of amount capitalized	1,744	585
Interest income	(5,360)	(2,644)
Other, net	1,085	(101)
Other (income) expenses, net	(2,531)	(2,160)
Income before income taxes	67,899	56,677
Provision for income taxes	24,444	18,314

Net income	$43,455	$38,363

Basic earnings per common share	$0.96	$0.86
Diluted earnings per common share	$0.95	$0.85
Cash dividends per common share	$0.59	$0.49

Weighted average shares outstanding used in computing basic earnings per common share	45,070,743	44,729,030

Weighted average shares outstanding used in computing diluted earnings per common share	45,608,472	45,241,937

See accompanying notes to consolidated financial statements

(6)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the nine months ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$43,455	$38,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,557	15,310
Amortization	5,676	4,525
401(k) plan stock contribution	739	698
Deferred income taxes	(2,257)	392
Loss on sale of property, plant and equipment	61	266
Excess tax benefit from exercise of stock options	(758)	(632)
Stock compensation charge	2,574	2,853
Increase (decrease) in provision for postretirement and pension benefit obligation	1,110	(2,271)
Decrease (increase) in prepaid pension costs	2,690	(2,281)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable, net	(5,032)	1,464
Inventories	(10,222)	(3,136)
Prepaid expenses and other	(2,019)	(3,335)
Prepaid income taxes	5,597	-
Accounts payable and accrued liabilities	(949)	(5,552)
Accrued compensation	2,458	568
Accrued income taxes	6,756	(901)
Total adjustments	21,981	7,968
Net cash provided by operating activities	65,436	46,331

Cash flows from investing activities:
Capital expenditures	(23,681)	(30,784)
Purchases of marketable securities	(41,643)	(9,140)
Sales and maturities of marketable securities	38,247	6,640
Proceeds from sale of property, plant and equipment	938	1,880
(Increase) decrease in intangible and other assets	(895)	(47)
Cash paid for business acquired	-	(9,531)
Net cash (used) in investing activities	(27,034)	(40,982)
Cash flows from financing activities:
(Decrease) increase in notes payable and lines of credit	(11,119)	21,348
Reduction of current maturities of long-term debt	(22)	(53)
Increase in cash overdrafts	908	511
Excess tax benefit from exercise of stock options	758	632
Dividends paid	(24,764)	(21,007)
Proceeds from stock options exercised	6,457	3,864
Net cash (used in) provided by financing activities	(27,782)	5,295
Effects of exchange rate changes on cash and cash equivalents	978	828
Net change in cash and cash equivalents	11,598	11,472
Cash and cash equivalents at beginning of year	148,576	119,326
Cash and cash equivalents at end of period	$160,174	$130,798

See accompanying notes to consolidated financial statements
Continued

(7)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
(in thousands)
(unaudited)

	For the nine months ended
	May 31, 2007	May 31, 2006
Business acquisitions:

Estimated fair value of assets acquired	$-	$10,632
Accrual for additional payments owed	-	1,101
Cash paid for assets	$-	$9,531
Cash paid for business acquired:
Working capital	$-	$1,875
Intangible assets	-	8,757
Accrual for additional payments owned	-	(1,101)
	-	$9,531

	For the nine months ended
	May 31, 2007	May 31, 2006

Supplemental schedule of noncash investing and financing activities:
Dividends declared but not paid	$9,503	$7,623
(Decrease) in property, plant and equipment in accounts payable	$(2,644)	$(240)
Intangible assets acquired by issuing treasury stock	$725	$-

See accompanying notes to consolidated financial statements

(8)

ARROW INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (EXPENSE)
(in thousands)
(unaudited)

	For the three months ended
	May 31, 2007	May 31, 2006

Net income	$14,508	$13,899
Other comprehensive income (expense):
Foreign currency translation adjustments	1,524	3,236
Other comprehensive income (expense)	1,524	3,236
Total comprehensive income	$16,032	$17,135

	For the nine months ended
	May 31, 2007	May 31, 2006

Net income	$43,455	$38,363
Other comprehensive income (expense):
Foreign currency translation adjustments	2,707	3,087
Other comprehensive income (expense)	2,707	3,087
Total comprehensive income	$46,162	$41,450

See accompanying notes to consolidated financial statements

(9)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Note 1 - Basis of Presentation:

These unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair statement of the consolidated financial position, results of operations, cash flows and comprehensive income (expense) of Arrow International, Inc. (the “Company”) for the interim periods presented. Results for the interim periods are not necessarily indicative of results for the entire year. Such statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made on Form 10-K. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as amended (the “2006 Form 10-K”).

Note 2 - Accounting Policies:

The Company has disclosed in Note 1 to its consolidated financial statements included in the 2006 Form 10-K those accounting policies that it considers to be significant in determining its results of operations and financial position. There have been no material changes to the accounting policies previously identified and described in the 2006 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform to generally accepted accounting principles in the United States of America.

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

Note 3 - Special Charges:

During the three and nine months ended May 31, 2007, the Company incurred special charges of $789 and $1,090, respectively, for expenses primarily related to its previously announced decision to review strategic alternatives aimed at enhancing shareholder value. The Company anticipates additional charges in the fourth quarter of fiscal 2007 related to the strategic alternatives review process and severance costs for former executives.

Note 4 - Stock Option Plans:

During the three months ended May 31, 2007 and May 31, 2006, the Company did not grant any options to employees to purchase shares of the Company’s common stock pursuant to its 1999 Stock Incentive Plan (the “1999 Plan”), which was approved by the Company’s shareholders on June 19, 2000, with non-material amendments thereto approved by the Company’s Board of Directors on October 27, 2004. During the nine months ended May 31, 2007 and May 31, 2006, the Company granted 51,000 and 1,073,500 options, respectively, to key employees to purchase shares of the Company’s common stock pursuant to the 1999 Plan. The exercise price per share ranged from $32.09 to $35.32 for the options granted during the nine months ended May 31, 2007 and ranged from $29.41 to $29.94 for the options granted in the same period of fiscal 2006. These amounts represent the fair market value of the common stock of the Company on the respective dates that the options were granted. The options expire ten years from the grant date. The majority of options vest ratably over five years at one-year intervals from the grant date. During the first nine months of fiscal 2007, the Company granted 25,000 options, which vest ratably over five years, and 26,000 options, which vest in their entirety upon the second anniversary of the grant date, pursuant to the 1999 Plan.

During the three months ended May 31, 2007 and May 31, 2006, the Company did not grant any options to its directors to purchase shares of the Company’s common stock pursuant its 2006 Directors Stock Incentive Plan (the “2006 Directors Plan”), which was approved by the Company’s shareholders on January 18, 2006. During the nine months ended May 31, 2007, the Company did not grant any options to its directors to purchase shares of the Company’s common stock. During the nine months ended May 31, 2006, the Company granted 30,000 options pursuant to the 2006 Directors Plan and 10,000 options pursuant to its prior Directors Stock Incentive Plan, which expired in accordance with its terms on January 17, 2006. The exercise price ranged from $30.92 to $30.97 for the options granted in the nine months ended May 31, 2006, which represents the fair market value of the common stock of the Company on the date the options were granted. The options expire ten years from the grant date. The options fully vest one year from the grant date.

(10)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Stock option activity for the three and nine month periods ended May 31, 2007 is summarized in the tables below:

	For the three months ended
	May 31, 2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 1	2,943,519	$25.62
Granted	-	-
Exercised	(110,892)	$21.03
Terminated	(13,825)	$29.49

Outstanding at May 31	2,818,802	$25.74	$ 16,492

Exercisable at May 31	1,635,634	$23.25	$ 8,507

The intrinsic value of the stock options exercised during the three months ended May 31, 2007 was $553.

	For the nine months ended
	May 31, 2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 1	3,101,881	$25.18
Granted	51,000	$33.74
Exercised	(306,754)	$21.05
Terminated	(27,325)	$29.87

Outstanding at May 31	2,818,802	$25.74	$ 16,492

Exercisable at May 31	1,635,634	$23.25	$ 8,507

The intrinsic value of the stock options exercised during the nine months ended May 31, 2007 was $1,511.

(11)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

As of May 31, 2007, there was $6,641 of total unrecognized cost related to nonvested share-based compensation arrangements granted under the Company’s stock incentive plans. This cost is expected to be recognized over a weighted average period of four years. The total fair value of shares underlying stock options which vested during the three months ended May 31, 2007 and 2006 was $40 and $110, respectively. The total fair value of shares underlying stock options which vested during the nine months ended May 31, 2007 and 2006 was $3,754 and $2,250, respectively.

The per share weighted average value of stock options granted in the first nine months of fiscal 2007 and 2006 was $7.64 and $7.43, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following average assumptions:

	May 31, 2007	May 31, 2006
Risk-free interest rate	4.86% - 4.99%	3.71% - 4.30%
Dividend yield	2.10% - 2.31%	2.07% - 2.13%
Volatility factor	19.25% - 19.61%	23.14% - 23.77%
Expected lives	6 years	6 years

Note 5 - New Accounting Standards:

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

The FASB issued SFAS No. 157, “Fair Value Measurements” in September 2006. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)”, in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $25,562 to accumulated other comprehensive expense as of August 31, 2007.

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

Note 6 - Commitments and Contingencies:

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

On June 15, 2007, a judgment was awarded to the Company and The Johns Hopkins University in their patent infringement lawsuit against Datascope Corp. of Montvale, New Jersey in the United States District Court in Baltimore, Maryland. Johns Hopkins and the Company had brought suit against Datascope for infringing patents relating to the Arrow-Trerotola™ Percutaneous Thrombolytic Device (PTD®), which is used to mechanically declot native arterio-venous fistulae and synthetic hemodialysis grafts. The Baltimore jury found that the Datascope ProLumen device infringed three patents relating to the PTD that are owned by Johns Hopkins and licensed by the Company, and upheld their validity. The Company manufactures and sells the PTD, which was invented by Dr. Scott Trerotola while working at Johns Hopkins University. The jury also awarded damages amounting to an 18% royalty on Datascope’s sales of the infringing device. On June 28 and 29, 2007, Datascope filed post-trial motions to vacate the jury’s verdict, which appeal is scheduled to be reviewed by the court on July 25, 2007.

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

Note 7 - Inventories:

Inventories are summarized as follows:

	May 31, 2007	August 31, 2006

Finished goods	$49,086	$39,528
Semi-finished goods / work-in-process	36,300	34,178
Raw materials	28,568	29,195
	$113,954	$102,901

Note 8 - Segment Reporting:

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

(13)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

The following tables provide quarterly and year-to-date information about the Company’s sales by product category:

	Quarter ended May 31, 2007		Quarter ended May 31, 2006
	Critical Care	Cardiac Care	Critical Care	Cardiac Care
Sales to external customers	$ 111,500	$ 19,000	$ 104,200	$ 18,100

	Nine months ended May 31, 2007		Nine months ended May 31, 2006
	Critical Care	Cardiac Care	Critical Care	Cardiac Care
Sales to external customers	$ 323,800	$ 55,000	$ 300,500	$ 51,900

The following tables provide quarterly information about geographic areas:

Quarter ended May 31, 2007
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$ 77,300	$ 30,000	$ 23,200	$ 130,500

Quarter ended May 31, 2006
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$ 73,500	$ 24,600	$ 24,200	$ 122,300

The following tables provide year-to-date information about geographic areas:

Nine months ended May 31, 2007
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$ 225,800	$ 83,100	$ 69,900	$ 378,800

Nine months ended May 31, 2006
	United States	Europe	Asia and International	Consolidated
Sales to unaffiliated customers	$ 215,500	$ 67,400	$ 69,500	$ 352,400

Note 9 - Business Acquisitions:

On April 3, 2006, the Company purchased certain assets of one of its distributors in the United Kingdom (UK) and Ireland, Kimal PLC, for a total purchase price of approximately $10,618. Kimal had been one of the Company’s flagship distributors in Europe for more than 27 years and continues to distribute the Company’s products in the Middle East region. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with Kimal’s sale of the Company’s products in the UK and Ireland. In the third quarter of fiscal 2006,

(14)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

the Company began selling directly in the UK through its subsidiary, Arrow International UK Limited, and selling in Ireland through a distributor previously utilized by Kimal. As of May 31, 2007, pursuant to the asset purchase agreement, the Company had paid in cash the entire $10,618 purchase price. The purchase price for this acquisition did not exceed the estimated fair value of the net assets acquired and, therefore, no goodwill has been recorded by the Company. Intangible assets acquired of $8,776, consisting of customer lists and distributorship rights, are being amortized over five years based on the anticipated period over which the Company expects to benefit from the transaction. Included in the third quarter of fiscal 2006 was a $996 charge to cost of goods sold, or $672 against net income, for the step-up of inventory purchased from Kimal. The results of operations of this business are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price for this acquisition was allocated as follows:

Inventories	$1,842
Intangible assets	8,776
Total purchase price	$10,618

Pro forma amounts are not presented as the acquisitions described above did not have any material effect on the Company’s results of operations or financial condition for any of the years presented.

Note 10 - Warranty:

The Company’s primary warranty obligation relates to sales of its intra-aortic balloon pumps, for which the Company typically offers a warranty of one year to its U.S. customers and two years to its international customers. The Company also offers a limited lifetime warranty of five years to its customers purchasing the latest version of its AutoCat™2 WAVE intra-aortic balloon pump and associated LightWAVE™ catheter system. As of May 31, 2007 and May 31, 2006, the Company’s total estimated product warranty obligation was $889 and $665, respectively. Because this estimate is based primarily on historical experience, actual costs may differ from the amounts estimated. The change in warranty obligation for the three and nine months ended May 31, 2007 and May 31, 2006 is as follows:

	For the three months ended
	May 31, 2007	May 31, 2006
Balance as of March 1	$800	$574
Additional warranties issued	432	404
Expirations / Expenditures	(343)	(313)
Balance as of May 31	$889	$665

	For the nine months ended
	May 31, 2007	May 31, 2006
Balance as of September 1	$719	$660
Additional warranties issued	1,162	962
Expirations / Expenditures	(992)	(957)
Balance as of May 31	$889	$665

Note 11 - Retirement Benefits:

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

The following summarizes the components of the net periodic benefit costs for the three and nine months ended May 31, 2007 and 2006:

	Pension Benefits		Other Benefits
	For the three months ended		For the three months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Service cost	$1,241	$1,276	$151	$151
Interest cost	1,593	1,436	331	289
Expected return on plan assets	(2,232)	(2,128)	-	-
Amortization of prior service costs	340	290	(3)	(2)
Amortization of transition obligation (asset)	(4)	(22)	12	13
Amortization of net actuarial loss (gain)	205	514	127	154
Net periodic cost	$1,143	$1,366	$618	$605

	Pension Benefits		Other Benefits
	For the nine months ended		For the nine months ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Service cost	$3,822	$3,609	$450	$450
Interest cost	4,947	4,263	1,002	863
Expected return on plan assets	(6,949)	(6,225)	-	-
Amortization of prior service costs	1,028	859	(9)	(8)
Amortization of transition obligation (asset)	(12)	(70)	37	36
Amortization of net actuarial loss (gain)	612	1,659	374	473
Net periodic cost	$3,448	$4,095	$1,854	$1,814

(16)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

Note 12 - Restructuring Charges:

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004, the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in the first nine months of fiscal 2007 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2,008. Restructuring charges related to this relocation and related logistics are summarized below:
		Actual Costs Expensed
	Estimate of Total Expected Restructuring Charges	As of August 31, 2006	For the Six Months Ended February 28, 2007	For the Three Months Ended May 31, 2007	Total to Date	Costs expensed but not yet paid as of May 31, 2007
Severance and related expenses	$868	$618	$47	$39	$704	$337
Lease termination costs	607	581	-	-	581	290
Property, plant and equipment carrying cost and costs of disposal	120	59	4	1	64	-
Other, including equipment and inventory moving costs, employee relocation costs, and external consulting fees	413	299	35	53	387	-
Total restructuring charges	$2,008	$1,557	$86	$93	$1,736	$627

(17)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

In the second quarter of fiscal 2007, the Company decided to transfer all intra-aortic balloon catheter manufacturing from its Everett, Massachusetts facility into other of its existing manufacturing facilities in Hradec Kralove, Czech Republic. This decision supports its operating principles for quality, safety, customer service and cost, and is expected to simplify manufacturing processes and reduce manufacturing costs for the intra-aortic balloon catheter. Severance payments relate to 35 employees primarily in manufacturing at this facility. The Company expects this transfer of its intra-aortic balloon catheter manufacturing to be completed during the first six months of fiscal 2008 at an estimated total cost of $1,458. Restructuring charges related to this transfer are summarized below:

		Actual Costs Expensed
	Estimate of Total Expected Restructuring Charges	For the Six Months Ended February 28, 2007	For the Three Months Ended May 31, 2007	Total to Date	Costs expensed but not yet paid as of May 31, 2007
Severance and related expenses	$848	$197	$305	$502	$478
Lease termination costs
Property, plant and equipment carrying cost and costs of disposal	200	-	-	-	-
Other, including equipment and inventory moving costs, employee relocation costs, and external consulting fees	410	-	33	33	33
Total restructuring charges	$1,458	$197	$338	$535	$510

Note 13 - Earnings Per Share:

The following is a reconciliation of weighted average common shares outstanding assuming dilution used in the calculation of earnings per share for the three and nine months ended May 31, 2007 and 2006:

	For the three months ended May 31, 2007	For the three months ended May 31, 2006

Net income	$14,508	$13,899

Weighted average common shares outstanding	45,168,649	44,810,327
Incremental common shares issuable: stock options and awards	523,175	471,098
Weighted average common shares outstanding assuming dilution	45,691,824	45,281,425
Basic earnings per common share	$0.32	$0.31
Diluted earnings per common share	$0.31	$0.31

(18)

ARROW INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
(unaudited)

	For the nine months ended May 31, 2007	For the nine months ended May 31, 2006

Net income	$43,455	$38,363
Weighted average common shares outstanding	45,070,743	44,729,030
Incremental common shares issuable: stock options and awards	537,729	512,907
Weighted average common shares outstanding assuming dilution	45,608,472	45,241,937
Basic earnings per common share	$0.96	$0.86
Diluted earnings per common share	$0.95	$0.85

Stock options outstanding to purchase 26,000 and 20,000 shares of common stock for the three months ended May 31, 2007 and 2006, respectively, and 19,619 and 173,806 shares for the nine months ended May 31, 2007 and 2006, respectively, were not included in the computation of earnings per share assuming dilution because the options’ exercise prices were higher than the average market price of the Company’s common stock.

(19)

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

The Company’s ability to grow its net income largely depends upon generating increased sales of its products, particularly its higher margin products, and further improving its operating efficiency. The Company’s sales growth is driven by its development and marketing of clinically advanced new products and enhancements to its existing products to increase their effectiveness, ease of use, safety and reliability, as well as to expand the clinical applications for which their use is appropriate. In this regard, in the first nine months of fiscal 2007, the Company introduced its Arrow Pressure Injectable PICC (Peripherally Inserted Central Catheter) as a complement to its central venous access product line, which continues to gain market acceptance. The Company also continues to increase sales of its new Maximal Barrier central venous access kit, which was introduced in the second quarter of fiscal 2006 as part of its ongoing efforts to meet physicians’ needs for safety and management of risk of infection in the hospital setting. In addition to central venous access, the Company’s research and development efforts are also currently focused on the following core product areas: regional anesthesia; cardiac assist, which efforts resulted in the introduction in the fourth quarter of fiscal 2006 of the latest version of its AutoCat™2 WAVE IAB pump and associated LightWAVE™ catheter system; dialysis access; and hemodynamic monitoring, which includes continued development of the second generation version of its HemoSonic™ cardiac output monitoring system. In March 2007, the Company decided to limit its active involvement in the development of the CorAide, its left ventricular assist device licensed from The Cleveland Clinic Foundation, and, in concert with the Cleveland Clinic, to seek an alternative arrangement for bringing this technology to market.

The Company is focused on improving operating margins and sales growth by increasing the efficiency and overall capacity of its manufacturing operations and better aligning production facilities with key geographic markets, while maintaining effective cost-containment programs. In this regard, in April 2004, the Company initiated a multi-year capital investment plan to increase its worldwide manufacturing capacity to better meet customer demand and rationalize its production operations, which entailed the construction and acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which were completed in fiscal 2006. Production began at both the new Chihuahua facility and the new Zdar facility in fiscal 2006, and in the first nine months of fiscal 2007 the Company has continued to improve its production technology by investing in new state-of-the-art equipment and processes in connection with this capital investment program. Also, in furtherance of its strategy to increase the efficiency of its manufacturing operations, in the second quarter of fiscal 2007, the Company decided to transfer its intra-aortic balloon catheter manufacturing from its Everett, Massachusetts facility into other of its existing manufacturing facilities in Hradec Kralove, Czech Republic, which transfer is expected to be completed during the first six months of fiscal 2008. The Company has also completed the consolidation of certain of its U.S.-based manufacturing operations and has implemented enhanced good manufacturing practices and compliance procedures designed to achieve the highest practicable levels of product quality assurance, all as part of its Project Operational Excellence program. As a result of these initiatives, the Company continues to make significant progress in enhancing product quality, reducing customer backorders and improving manufacturing efficiency and cost-effectiveness.

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

Changes in Company Management

On May 31, 2007, Carl G. Anderson, Jr. was terminated as President and Chief Executive Officer of the Company and removed as Chairman of the Board of Directors of the Company. The Board of Directors of the Company stated that they had lost confidence in Mr. Anderson’s ability to lead the Company.

(20)

ARROW INTERNATIONAL, INC.

Effective May 31, 2007, Philip B. Fleck was appointed interim president and Chief Executive Officer. Mr. Fleck is 63 years old. Mr. Fleck was employed by the Company from 1975 until his retirement in 2005. Mr. Fleck served as President and Chief Operating Officer of the Company from January 1999 until January 2005, as Vice President of Research and Manufacturing of the Company from 1994 to January 1999, as Vice President of Research and Engineering of the Company from 1986 to 1994, and as an engineering manager with the Company from 1975 to 1986.

On May 31, 2007, R. James Macaleer was elected non-executive Chairman of the Board of Directors of the Company. Mr. Macaleer is also the lead director of the Company and the chair of the Board’s Compensation and Human Resources Committee. In addition, John H. Broadbent, Jr. was elected Vice Chairman of the Board of Directors of the Company. Mr. Broadbent is also chair of the Board’s Audit Committee.

On May 31, 2007, James T. Hatlan was terminated as Senior Vice President of the Company.

Exploration of Strategic Alternatives

On May 9, 2007, the Company announced that its Board of Directors formed a special committee of the Board (the “Special Committee”) comprised of independent directors, who are John H. Broadbent, T. Jerome Holleran, R. James Macaleer, Marlin Miller, Jr. and Raymond Neag, to explore potential strategic alternatives aimed at enhancing shareholder value. Mr. Miller serves as Chairman of the Special Committee, which has hired the investment banking firm of Lazard Frères & Co LLC (“Lazard”) to provide financial advisory services and Dechert LLP to provide legal services to it in connection with its review.

There can be no assurance regarding the timing of, or whether the Board will elect to pursue, any of the strategic alternatives it may consider, or that any such alternatives will result in changes to the Company’s plans or will be consummated. The Company does not intend to provide updates or make any further comment until the outcome of the process is determined or until there are significant developments. See Part II, Item 1A. Risk Factors.

Results of Operations

Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006

Net Sales
Net sales for the three months ended May 31, 2007 increased by $8.2 million, or 6.7%, to $130.5 million from $122.3 million in the same period of last year due primarily to an increase in critical care and cardiac care product sales, increased sales of $0.6 million by the Company’s United Kingdom subsidiary due to higher sales prices resulting from direct selling in this region following the Company’s acquisition of certain assets of its former United Kingdom distributor, Kimal PLC (“Kimal”), in April 2006, and a favorable foreign exchange impact during the third quarter of fiscal 2007 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the quarter of $1.3 million. The following is a summary of the Company’s sales by product platform:

Sales by Product Platform ($ in millions)	Quarter ended
	May 31, 2007	May 31, 2006
Central Venous Catheters	$66.9	$63.2
Specialty Catheters	42.7	39.2
Non-Arrow distributed products	1.9	1.8
Subtotal Critical Care	111.5	104.2
Cardiac Care	19.0	18.1
Total	$130.5	$122.3

Sales of critical care products increased by 7.0% to $111.5 million in the third quarter of fiscal 2007 from $104.2 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales revenue from central venous catheters increased in the third quarter of fiscal 2007 due primarily to a continued increase in the number of hospitals that are upgrading to the Company’s new Maximal Barrier central venous access kit. Sales of specialty catheters increased in the third quarter of fiscal 2007 due primarily to improved sales of arterial products, epidural and peripheral nerve block products. Sales of cardiac care products increased by 5.0% to $19.0 million in the third quarter of fiscal 2007 from $18.1 million in the comparable prior year period due to increased international sales of intra-aortic balloon, or IAB, pumps, including sales of the latest version of the AutoCat™2 WAVE IAB pump and associated LightWAVE™ catheter system. Total Company U.S. sales increased by 5.2% to $77.3 million from $73.5 million in the comparable prior year period due primarily to increased sales of specialty and central venous catheters. International sales increased by 9.0% to $53.2 million in the third quarter of fiscal 2007 from $48.8 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and IAB pumps. International sales in the quarter were positively impacted by increased sales of $0.6 million by the Company’s United Kingdom subsidiary, as noted above, and by $1.3 million due to the effect of foreign currency exchange rates, also as noted above. International sales represented 40.8% of net sales in the third quarter of fiscal 2007 compared to 39.9% in the same prior year period.

(21)

ARROW INTERNATIONAL, INC.

The ARROWg+ard® conversion percentages, which are the number of units sold with the ARROWg+ard® antiseptic surface treatments as a percentage of the Company’s total multilumen and hemodialysis unit sales, decreased to 38% of total Company sales in the third quarter of fiscal 2007 from --39% in the comparable prior year period. The ARROWg+ard® conversion percentages for the U.S. market increased to 66% in the third quarter of fiscal 2007 from 64% in the comparable prior year period. The U.S. market ARROWg+ard® conversion percentage for the third quarter of fiscal 2006 has been restated to correct an error in the previously reported percentage calculation.

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

Gross Profit
Gross profit increased by 11.8% to $66.2 million in the three months ended May 31, 2007 from $59.2 million in the same period of fiscal 2006. Gross margin increased to 50.7% during the three months ended May 31, 2007 from 48.5% in the comparable prior year period. The increase in gross margin was due primarily to (1) $1.0 million of higher cost of sales in the third quarter of fiscal 2006 related to the sale of inventories of products acquired as part of the Company’s purchase of certain assets of Kimal in April 2006 due to the step-up in their cost basis required for business acquisition accounting, (2) $0.6 million of additional gross profit in the third quarter of fiscal 2007 generated in the United Kingdom as a result of direct selling in this region following the Company’s acquisition of Kimal, (3) lower manufacturing costs as a result of improved manufacturing processes, and (4) a favorable foreign exchange impact, but was offset in part by changes in product and geographic sales mix as products with lower gross margins represented a larger percentage of sales.

Research and Development
Research and development expenses decreased by 2.8% to $7.0 million in the three months ended May 31, 2007 from $7.2 million in the comparable prior year period. Research and development expenses in the third quarter of fiscal 2007 were impacted by the Company’s $0.5 million write off of its remaining investment in the CorAide program, the Company’s joint research and development program with The Cleveland Clinic Foundation, as further discussed below, offset by a $0.5 million decrease in research and development spending on the CorAide program. As a percentage of net sales, these expenses were 5.4% in the third quarter of fiscal 2007 compared to 5.9% in the same period of fiscal 2006.

CorAide LVAS
On March 23, 2007, the Company’s Board of Directors determined to limit the Company’s active involvement in the development of the CorAide left ventricular assist system, or LVAS, and, in concert with The Cleveland Clinic Foundation, to seek an alternative arrangement for bringing this technology to market. The Company, in consultation with the Cleveland Clinic, is in the process of evaluating these alternatives, including the potential involvement of a third party to continue the development and commercialization of this device. The Company continues to wind down its activities and limit its expenditures in connection with this program while providing ongoing support for one patient currently supported by the device. This decision was based on the Company’s assessment of the additional resources required to complete development of the CorAide™, as well as the potential return from using these resources to advance other research and development related to its core product areas.

As a result of this decision, the Company wrote off in the third quarter of fiscal 2007 its remaining investment in the CorAide program of $0.5 million, which was charged to research and development expense. The write off consisted primarily of equipment that did not have an alternative future use and was recorded in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the third quarter of fiscal 2006, the researchers conducting the previously reported European clinical trial of the CorAide™ LVAS identified the need for several modifications to the device. As a result, the Company decided not to proceed with the enrollment of additional patients in the trial until these design modifications have been assessed and implemented and, accordingly, did not enroll any patients during the third quarter of fiscal 2007.

(22)

ARROW INTERNATIONAL, INC.

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

Selling, General and Administrative
Selling, general and administrative expenses increased by 9.8% to $35.8 million during the three months ended May 31, 2007 from $32.6 million in the comparable prior year period and, as a percentage of net sales, increased to 27.4% in the three months ended May 31, 2007 from 26.7% in the comparable period of fiscal 2006. This increase was due primarily to increased expenses of (1) $0.9 million related to legal costs, including costs associated with the Company’s patent infringement lawsuits, (2) $0.6 million of incremental operational costs related to the establishment of the Company’s United Kingdom direct sales subsidiary following its acquisition of certain assets of Kimal in April 2006, (3) $0.6 million related to an increase in the accrual for the Company’s income growth bonus plan for its executive officers and key management employees, (4) $0.5 million resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, (5) $0.3 million due to increased expenses related to personnel, and (6) $0.3 million for other matters that were individually not material.

Special Charges
During the three months ended May 31, 2007, the Company incurred special charges of $0.8 million for expenses related to its previously announced decision to review strategic alternatives aimed at enhancing shareholder value. The Company anticipates additional charges in the fourth quarter of fiscal 2007 related to the strategic alternatives review process and severance costs for former executives.

Restructuring Charges
The Company recorded $0.4 million of restructuring expense in the third quarter of fiscal 2007 compared to $0.1 million in the third quarter of fiscal 2006. The restructuring expenses in the third quarter of fiscal 2007 related primarily to accrued severance costs associated with the Company’s previously reported decision to relocate all its intra-aortic balloon catheter manufacturing from its Everett, Massachusetts facility into other of its existing manufacturing facilities in Hradec Kralove, Czech Republic. This decision is expected to simplify manufacturing processes and reduce manufacturing costs for the intra-aortic balloon catheter. Severance payments relate to 35 employees primarily in manufacturing at the Everett facility. The Company expects this transfer to be completed during the first six months of fiscal 2008 at an estimated total cost of $1.5 million. The restructuring expense in the third quarter of fiscal 2006 related primarily to accrued severance payments associated with the Company’s consolidation of operations at its Winston-Salem, North Carolina and San Antonio, Texas facilities into other existing manufacturing facilities, and severance, lease termination and other costs associated with the relocation of its European Distribution Center from Weesp, Netherlands to a more centralized European location in the Limberg region of Belgium. See “-Liquidity and Capital Resources - Investing Activities - Multi-Year Capital Investment Plan.”

Operating Income
Principally due to the above factors, operating income increased in the third quarter of fiscal 2007 by 14.5% to $22.1 million from $19.3 million in the comparable prior year period.

Other Expenses (Income), Net
Other expenses (income), net, which consists principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, was $0.6 million of income in the third quarter of fiscal 2007 compared to $1.1 million of income in the same prior year period. This decrease was due primarily to higher interest expense related to the Company’s borrowings under its credit facilities and other sources of financing, and losses related to an unhedged foreign currency position resulting from a decision to delay the refinancing of short-term Czech Koruna-denominated indebtedness, offset in part by the Company earning a higher amount of interest in the third quarter of fiscal 2007 on its investments of cash balances.

Income Before Income Taxes
As a result of the factors discussed above, income before income taxes increased during the third quarter of fiscal 2007 by 11.3% to $22.7 million, or 17.4% of net sales, from $20.4 million, or 16.7% of net sales, in the comparable prior year period.

Effective Tax Rate
For the third quarter of fiscal 2007, the Company’s effective income tax rate increased to 36.0% from 32.0% in the comparable prior year period, or 400 basis points, due to a reduction in export-related tax deductions and the elimination of the Czech Republic tax holiday, as further discussed below, representing an increase of approximately 350 basis points and increased state income taxes, representing an increase of approximately 100 basis points. These increases were offset in part by more favorable than expected fiscal year 2006 research and development tax credits identified when the Company completed its analysis of these credits during the third quarter of fiscal 2007, representing a decrease of approximately 50 basis points. The Company currently anticipates its estimated effective tax rate for the full fiscal 2007 to be 36.0%.

(23)

ARROW INTERNATIONAL, INC.

U.S. Tax Matters
In October 2004, the President signed The American Jobs Creation Act of 2004 (the “Act”).  The Act included some of the most significant changes to corporate taxation since 1996 and, among other things, eliminated the Extra Territorial Income (“ETI”) Exclusion deduction, a tax incentive that benefits U.S. companies to manufacture export products domestically, over a three-year phase out period beginning in 2005. However, the phase out allowed the Company to obtain a significant percentage of the ETI benefit for fiscal 2006 with a smaller benefit anticipated for fiscal 2007. The ETI will be totally phased out by the Company's 2008 fiscal year end.  Additionally, the Act provided for a new tax deduction for U.S. domestic manufacturers beginning in the Company's fiscal year 2006.  This new deduction began at 3% of the Company’s U.S. domestic manufacturing income for the Company's fiscal years 2006 and 2007, increasing to 6% for the Company's fiscal years 2008 to 2010 and achieves its maximum rate of 9% for the Company's fiscal years 2011 and beyond.  While the Company is not yet able to make an exact calculation of the overall effect of these changes, management believes that the phased out repeal of the ETI benefit during fiscal 2007, and the phase in of the new manufacturing deduction benefit from fiscal 2007 to 2011 should not have a material adverse effect on the Company's effective tax rate, although it believes that the net effect will be less of an income tax benefit to the Company for the remainder of fiscal 2007 and beyond.

Czech Republic Tax Holiday
During the third quarter of fiscal 2006, the Company’s effective income tax rate reflected a benefit from a tax holiday in respect of the Company’s Czech Republic operations. This tax holiday was in effect for a five-year period through August 2006, and was limited to the amount of property, plant and equipment purchased in the Czech Republic. Because this tax holiday expired in fiscal 2006, the Company ceased to benefit from it in fiscal 2007.

Net Income
Net income in the third quarter of fiscal 2007 increased by 4.3% to $14.5 million from $13.9 million in the comparable fiscal 2006 period. As a percentage of net sales, net income represented 11.1% in the three months ended May 31, 2007 compared to 11.4% in the same period of fiscal 2007.

Per Share Information
Basic earnings per common share were $0.32 in the three months ended May 31, 2007, up 3.2%, or $0.01 per share, from $0.31 in the comparable prior year period. Diluted earnings per common share were $0.31 in each of the three months ended May 31, 2007 and May 31, 2006. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 45,168,649 in the third quarter of fiscal 2007 from 44,810,327 in the comparable prior year period primarily as a result of additional stock option exercises since May 31, 2006. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,691,824 in the third quarter of fiscal 2007 from 45,281,425 in the comparable prior year period primarily as a result of additional stock option exercises since May 31, 2006, as well as an increase in potentially dilutive shares resulting from an increased average share price.

(24)

ARROW INTERNATIONAL, INC.

Nine Months Ended May 31, 2007 Compared to Nine Months Ended May 31, 2006

Net Sales
Net sales for the nine months ended May 31, 2007 increased by $26.4 million, or 7.5%, to $378.8 million from $352.4 million in the same period of last year due primarily to an increase in critical care and cardiac care product sales, increased sales of $3.1 million by the Company’s United Kingdom subsidiary due to higher sales prices resulting from direct selling in this region following the Company’s acquisition of certain assets of Kimal, its former United Kingdom distributor, in April 2006, and a favorable foreign exchange impact during the first nine months of fiscal 2007 as a result of the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries. This foreign exchange impact resulted in increased sales for the nine months ended May 31, 2007 of $3.0 million. The following is a summary of the Company’s sales by product platform:

Sales by Product Platform ($ in millions)	Nine months ended
	May 31, 2007	May 31, 2006
Central Venous Catheters	$196.6	$182.8
Specialty Catheters	121.7	111.9
Non-Arrow distributed products	5.5	5.8
Subtotal Critical Care	323.8	300.5
Cardiac Care	55.0	51.9
Total	$378.8	$352.4

Sales of critical care products increased by 7.8% to $323.8 million in the first nine months of fiscal 2007 from $300.5 million in the comparable prior year period due primarily to increased sales of central venous and specialty catheters. Sales revenue from central venous catheters increased in the first nine months of fiscal 2007 due primarily to a continued increase in the number of hospitals that are upgrading to the Company’s new Maximal Barrier central venous access kit. Sales of specialty catheters increased in the first nine months of fiscal 2007 due primarily to improved sales of arterial products, peripheral nerve block products and epidural products. Sales of cardiac care products increased by 6.0% to $55.0 million in the first nine months of fiscal 2007 from $51.9 million in the comparable prior year period due primarily to increased international sales of IAB pumps, including sales of the latest version of the AutoCat™2 WAVE IAB pump and associated LightWAVE™ catheter system. Total Company U.S. sales increased by 4.8% to $225.8 million in the first nine months of fiscal 2007 from $215.5 million in the comparable prior year period due primarily to increased sales of specialty and central venous catheters. International sales increased by 11.8% to $153.0 million in the first nine months of fiscal 2007 from $136.9 million in the comparable prior year period principally as a result of increased sales of central venous catheters, specialty catheters and IAB pumps. International sales in the first nine months of fiscal 2007 were positively impacted by increased sales of $3.1 million by the Company’s United Kingdom subsidiary, as noted above, and by $3.0 million due to the effect of foreign currency exchange rates, also as noted above. International sales represented 40.4% of net sales in the first nine months of fiscal 2007 compared to 38.8% in the same prior year period.

The ARROWg+ard® conversion percentages, which are the number of units sold with the ARROWg+ard® antiseptic surface treatments as a percentage of the Company’s total multilumen and hemodialysis unit sales, decreased to 36% of total Company sales in the first nine months of fiscal 2007 from 37% in the comparable prior year period. The ARROWg+ard® conversion percentages for the U.S. market increased to 65% in the first nine months of fiscal 2007 from 64% in the comparable prior year period. The U.S. market ARROWg+ard® conversion percentage for the first nine months of fiscal 2006 has been restated to correct an error in the previously reported percentage calculation.

Gross Profit
Gross profit increased by 11.1% to $191.3 million in the nine months ended May 31, 2007 from $172.2 million in the same period of fiscal 2006. Gross margin increased to 50.5% during the nine months ended May 31, 2007 from 48.9% in the comparable prior year period. The increase in gross margin was due primarily to (1) $3.1 million of incremental gross profit in the first nine months of fiscal 2007 resulting from the additional gross profit generated in the United Kingdom as a result of direct selling in this region following the Company’s purchase of certain assets of Kimal in April 2006, (2) $1.0 million of higher costs of sales in the first nine months of fiscal 2006 related to the sale of inventories of products acquired as part of the Company’s purchase of certain assets of Kimal in April 2006 due to the step-up in their cost basis required for business acquisition accounting, (3) lower manufacturing costs as a result of improved manufacturing processes, and (4) a favorable foreign exchange impact, but was offset in part by changes in product and geographic sales mix as products with lower gross margins represented a larger percentage of sales.

Research and Development
Research and development expenses decreased by 1.4% to $20.4 million during the nine months ended May 31, 2007 from $20.7 million in the comparable prior year period. This decrease in research and development spending was due primarily to decreased spending in the first nine months of fiscal 2007 on the Company’s cardiac care product line, mostly attributable to decreased spending on the CorAideTM continuous flow ventricular assist system, although the Company’s fiscal 2007 expenses did include a write off of its remaining investment in the CorAide program of $0.5 million, as further discussed above. In addition, research and development was impacted by decreased consulting fees related to the temporarily suspended NEO♥Care product line. These decreases in research and development spending were offset in part by increased expenditures related to regulatory compliance and increased spending on the Company’s critical care product line. As a percentage of net sales, these expenses were 5.4% in the first nine months of fiscal 2007 compared to 5.9% in the same period of fiscal 2006.

(25)

ARROW INTERNATIONAL, INC.

Selling, General and Administrative
Selling, general and administrative expenses increased by 6.8% to $103.7 million during the nine months ended May 31, 2007 from $97.1 million in the comparable prior year period and, as a percentage of net sales, decreased to 27.3% in the first nine months of fiscal 2007 from 27.5% in the comparable period of fiscal 2006. This increase was due primarily to increased expenses of (1) $2.3 million of incremental operational costs related to the establishment of the Company’s United Kingdom direct sales subsidiary following its acquisition of certain assets of Kimal in April 2006, (2) $1.2 million of amortization expense related primarily to the intangible assets included as part of the Kimal acquisition, (3) $1.2 million related to an increase in the accrual for the Company’s income growth bonus plan for its executive officers and key management employees, (4) $1.0 million resulting from the weakness of the U.S. dollar relative to currencies of countries in which the Company operates direct sales subsidiaries, (5) $0.9 million due to increased expenses related to personnel, (6) $0.7 million related to legal costs, including costs associated with patent infringement lawsuits, and (7) approximately $0.7 million related to the Company’s pension and post-retirement welfare plans based on adjusting certain estimated data received in the second quarter of each fiscal year. These increases were offset in part by decreased expenses of (1) $0.7 million related to the Company’s Project Operational Excellence program, (2) $0.6 million related to the Company’s retired officers’ life insurance policies, and (3) $0.1 million for other matters that were individually not material.

Special Charges
During the nine months ended May 31, 2007, the Company incurred special charges of $1.1 million for expenses primarily related to its previously announced decision to review strategic alternatives aimed at enhancing shareholder value. The Company anticipates additional charges in the fourth quarter of fiscal 2007 related to this strategic alternatives review process and severance costs for former executives.

Restructuring Charges
The Company recorded $0.7 million of restructuring expense in the first nine months of fiscal 2007 compared to $0.1 million of income in the first nine months of fiscal 2006. The restructuring expenses recorded in the first nine months of fiscal 2007 related primarily to accrued severance costs associated with the Company’s decision to relocate all its intra-aortic balloon catheter manufacturing, as further discussed above. The restructuring income recorded in the first nine months of fiscal 2006 related primarily to a pre-tax gain of $0.3 million from the sale of the Company’s San Antonio, Texas facility and certain related equipment.

Operating Income
Principally due to the above factors, operating income increased in the first nine months of fiscal 2007 by 20.0% to $65.4 million from $54.5 million in the comparable prior year period.

Other Expenses (Income), Net
Other expenses (income), net, which consists principally of interest expense, interest income and foreign exchange gains and losses associated with the Company's direct sales subsidiaries, was $2.5 million of income in the first nine months of fiscal 2007 compared to $2.2 million of income in the same prior year period. This decrease was due primarily to the Company earning a higher amount of interest in the first nine months of fiscal 2007 on its investments of cash balances, offset in part by higher interest expense related to the Company’s borrowings under its credit facilities and other sources of financing, and foreign exchange losses, as further discussed above.

Income Before Income Taxes
As a result of the factors discussed above, income before income taxes increased during the first nine months of fiscal 2007 by 19.8% to $67.9 million, or 17.9% of net sales, from $56.7 million, or 16.1% of net sales, in the comparable prior year period.

Effective Tax Rate
For the first nine months of fiscal 2007, the Company’s effective income tax rate increased to 36.0% from 32.3% in the comparable prior year period, or 370 basis points, due to a reduction in export-related tax deductions and the elimination of the Czech Republic tax holiday, as further discussed above, representing an increase of approximately 320 basis points, and increased state income taxes, representing an increase of approximately 100 basis points. These increases were offset in part by the impact resulting from the temporary non-renewal in the first quarter of fiscal 2007 of the U.S. research and development tax credit, followed by the enactment of legislation in December 2006 to renew this tax credit, all of which represented a decrease of approximately 50 basis points.

(26)

ARROW INTERNATIONAL, INC.

Net Income
Net income in the first nine months of fiscal 2007 increased by 13.3% to $43.5 million from $38.4 million in the comparable fiscal 2006 period. As a percentage of net sales, net income represented 11.5% in the nine months ended May 31, 2007 compared to 10.9% in the same period of fiscal 2006.

Per Share Information
Basic earnings per common share were $0.96 in the nine months ended May 31, 2007, up 11.6%, or $0.10 per share, from $0.86 in the comparable prior year period. Diluted earnings per common share were $0.95 in the nine months ended May 31, 2007, up 11.8%, or $0.10 per share, from $0.85 in the comparable prior year period. Weighted average shares of common stock outstanding used in computing basic earnings per common share increased to 45,070,743 in the first nine months of fiscal 2007 from 44,729,030 in the comparable prior year period primarily as a result of additional stock option exercises since May 31, 2006. Weighted average shares of common stock outstanding used in computing diluted earnings per common share increased to 45,608,472 in first nine months of fiscal 2007 from 45,241,937 in the comparable prior year period primarily as a result of additional stock option exercises since May 31, 2006, as well as an increase in potentially dilutive shares resulting from an increased average share price.

Liquidity and Capital Resources

Operating Activities
Cash from Operations. Arrow’s primary source of funds continues to be cash generated from operations. For the nine months ended May 31, 2007, net cash provided by operations was $65.4 million, an increase of $19.1 million from the comparable prior year period, due primarily to an increase in net income and changes in certain working capital and other accounts, including accrued income taxes, prepaid income taxes, prepaid pension costs, accrued post-retirement and pension benefit obligation, inventories, and accounts receivable, all as described below.

Accrued Income Taxes. Accrued income taxes increased $-6.0 million in the first nine months of fiscal 2007 compared to a $1.5 million decrease in the same period of fiscal 2006 due primarily to an increase in the tax provision as a result of higher pre-tax income and a higher effective tax rate, as discussed above under “Nine Months Ended May 31, 2007 Compared to Nine Months Ended May 31, 2006 - Effective Tax Rate”, and the timing of estimated income tax payments.

Prepaid Income Taxes. Prepaid income taxes decreased $5.6 million in the first nine months of fiscal 2007 compared to no activity in the same period of fiscal 2006 due to payments received from the Japanese Government in the first nine months of fiscal 2007 in connection with the Japanese tax assessment, as further discussed below.

Japanese Tax Assessment. In March 2004, the Company made a payment of $10.0 million to settle a tax assessment related to an ongoing Japanese Government tax audit of the Company’s transfer pricing with its Japanese subsidiary. In order to recover a majority of this Japanese tax assessment, the Company initiated competent authority proceedings with the Internal Revenue Service in the U.S. During the first nine months of fiscal 2007, the Company received refund payments totaling $5.6 million from the Japanese Government in settlement of this tax matter.

Prepaid Pension Costs. Prepaid pension costs decreased $2.7 million in the first nine months of fiscal 2007 compared to a $2.3 million increase in the first nine months of fiscal 2006, primarily as a result of payments of $8.8 million made in the first nine months of fiscal 2006 to fund the Company’s post-retirement and pension benefit obligation.

Accrued Post-Retirement and Pension Benefit Obligation. Accrued post-retirement and pension benefit obligation increased $1.1 million in the first nine months of fiscal 2007 compared to a $2.3 million decrease in the first nine months of fiscal 2006 primarily as a result of payments in the first nine months of fiscal 2006 to fund the Company’s post-retirement and pension benefit obligation, as described above.

Inventories. Inventories increased $11.1 million in the first nine months of fiscal 2007 compared to a $6.4 million increase in the same period of fiscal 2006. The increase in 2007 was due primarily to (1) increased finished and semi-finished goods resulting from the Company’s worldwide initiatives to produce and maintain sufficient levels of inventory required to meet growing customer demand, including additional inventory in anticipation of adding a new Western U.S. distribution center, and (2) increased work-in-process inventory resulting from the conversion of raw material inventory during the first nine months of fiscal 2007 primarily related to the addition of new production lines in the Company’s new Zdar, Czech Republic and Chihuahua, Mexico facilities. This increase was offset in part by reduced inventory value due to lower manufacturing costs, as a result of improved manufacturing processes.

Accounts Receivable. Accounts receivable, measured in days sales outstanding during the period, increased to 75 days at May 31, 2007 from 73 days at August 31, 2006.

As of May 31, 2007, the Company had an accounts receivable balance from its Italian customers of $12.8 million, of which approximately 71% is related to Italian Government-backed hospital customers. As of May 31, 2007, the days sales outstanding in the Italian market was 318 days, which is significantly higher than that of the Company’s overall May 31, 2007 average customer days sales outstanding of 75 days. However, according to information provided by Italy’s National Health Service as of July 19, 2006, the average days sales outstanding for medical equipment supply companies in the Italian market ranges from approximately 300 to 340 days. The Company’s payment terms in this market are generally 90 days. The Company has concluded that the Government of Italy typically delays payments to its government-backed hospitals, which in turn has impacted the Company’s overall days sales outstanding. The Italian Government-backed hospitals have historically paid customers 100% of their outstanding receivables. As a result, the Company currently believes that the ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company’s assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of May 31, 2007, the Company had recorded an allowance of $0.2 million to reserve for specifically identified, potentially uncollectible, private Italian customer balances.

(27)

ARROW INTERNATIONAL, INC.

As of May 31, 2007, the Company had an accounts receivable balance from its Greek customers of $7.9 million, of which approximately 76% is related to Greek Government-backed hospital customers. As of May 31, 2007, the Company’s days sales outstanding in the Greek market was 595 days, which is significantly higher than the Company’s overall May 31, 2007 average customer days sales outstanding of 75 days. According to a survey conducted by the Hellenic Association of Scientific and Medical Equipment Suppliers, as of September 2006, the average days sales outstanding for Greek Government-backed hospitals was approximately 454 days. The Company’s overall days sales outstanding in the Greek market at August 31, 2006 was 508 days. The Company’s payment terms in this market are generally 45 days. The Company believes that the Government of Greece has been delaying payments to its government-backed hospitals, which in turn has resulted in the Company’s abnormally high days sales outstanding for its receivables from Greek customers. In fiscal 2004 and 2005, when the Company experienced similar delays in collecting receivables from Greek Government-backed hospital customers, the Greek Government implemented a plan to resume payments on its trade debt incurred prior to December 24, 2004, which allowed its hospitals to repay their outstanding balances to their vendors, including the Company. In addition, Greece passed a law requiring full payment of all outstanding obligations of government-backed hospitals incurred after December 23, 2004. Notwithstanding this law, the Company’s receivables from its Greek Government-backed hospital customers since December 23, 2004 has continued to grow. Based on the Greek Government’s past practice of ultimately repaying its debt, the Company presently believes that this situation will be satisfactorily resolved and that ultimate collectibility of these receivables, net of discounts, is not a significant risk. However, because the Company’s assessment of this situation is based in part on political factors beyond its control, the Company cannot assure that all of these receivables will be collected or when they will be collected, and will continue to evaluate their collectibility and establish reserves when and to the extent necessary. As of May 31, 2007, the Company had recorded an allowance of $0.4 million to reserve for both specifically identified, potentially uncollectible, private Greek customer balances, as well as an estimated amount for a discount on Greek Government-backed hospital customers’ outstanding balances.

The Company currently evaluates all of its trade receivables on a regular basis, including those with its Italian and Greek customers, to ensure that each receivable is recorded at net realizable value.

Investing Activities
Net cash used in the Company’s investing activities decreased to $27.0 million in the nine months ended May 31, 2007 from $41.0 million in the comparable period of fiscal 2006, due primarily to the Company’s acquisition of certain assets of Kimal in the third quarter of fiscal 2006 and decreased capital expenditures in support of its multi-year capital investment plan, as further discussed below.

Acquisition of Kimal PLC. On April 3, 2006, the Company purchased certain assets of one of its distributors in the United Kingdom (UK) and Ireland, Kimal PLC, for a total purchase price of approximately $10.6 million. Kimal had been one of the Company’s flagship distributors in Europe for more than 27 years and continues to distribute the Company’s products in the Middle East region. The asset purchase agreement includes the purchase of customer lists, distributorship rights, as well as the inventory and specified contracts associated with Kimal’s sale of the Company’s products in the UK and Ireland. In the third quarter of fiscal 2006, the Company began selling directly in the UK through its subsidiary, Arrow International UK Limited, and selling in Ireland through a distributor previously utilized by Kimal. As of May 31, 2007, pursuant to the asset purchase agreement, the Company had paid in cash the entire $10.6 million purchase price.

Multi-Year Capital Investment Plan. In April 2004, the Company’s Board of Directors authorized the initiation of a multi-year capital investment plan to increase its worldwide manufacturing capacity and rationalize its production operations. This plan was initiated to improve customer service, support projections for future growth and to integrate operations acquired in recent years, and included the construction or acquisition of additional manufacturing facilities in Zdar, Czech Republic and Chihuahua, Mexico, which was commenced in the first quarter of fiscal 2005 and completed during fiscal 2006. During the second quarter of fiscal 2006, production of multi-lumen central venous catheters began at the new Chihuahua facility and, in August 2006, production began at the Company’s new Zdar facility. As of August 31, 2006, the Company had incurred a total of $29.3 million related to the construction of these new facilities, but has not made any material expenditures related to this construction during the first nine months of fiscal 2007, and currently expects any further expenditures to be immaterial. However, the Company is continuing to invest in new equipment in connection with this capital investment program and, accordingly, as of May 31, 2007, had spent a total of $11.2 million for this new equipment and expects to incur an additional $3.8 million through the end of fiscal 2008, subject to fluctuations in foreign exchange rates.

(28)

ARROW INTERNATIONAL, INC.

As part of its plans to rationalize its production operations and related logistics in Europe, in November 2004 the Company determined to move its European Distribution Center, previously situated in Weesp, Netherlands, to a more centralized European location in the Limberg region of Belgium in order to have better access to existing carrier transportation networks and allow for more cost-competitive expansion of its European operations in the future. The Company continued to implement this relocation plan in the first nine months of fiscal 2007 and presently expects to complete it and related logistics during fiscal 2007 at an estimated total cost of $2.0 million. As of May 31, 2007, the Company had incurred costs of $1.7 million related to this relocation, of which $1.1 million had been paid, and expects to incur the remaining $0.3 million during the remainder of fiscal 2007.

Financing Activities
Financing activities used $27.8 million of net cash in the first nine months of fiscal 2007 compared to providing $5.3 million in the same period of fiscal 2006, primarily as a result of (1) the Company’s repayment of a portion of the indebtedness under its revolving credit facilities and (2) an increase in dividend payments following the Company’s increase in the amount of its quarterly dividend during the second quarter of fiscal 2007. Offsetting these uses of cash was an increase in proceeds from stock option exercises.

Credit Facilities. To provide additional liquidity and flexibility in funding its operations, the Company from time to time also borrows amounts under credit facilities and other external sources of financing. At May 31, 2007, the Company had a revolving credit facility providing a total of $90.0 million in available revolving credit for general business purposes, of which $62.0 million was outstanding, all of which is owed by its foreign subsidiaries. Under this credit facility, the Company is required to comply with the following financial covenants: maintain a ratio of total liabilities to tangible net worth (total assets less total liabilities and intangible assets) of no more than 1.5 to 1; a limitation on certain mergers, consolidations and sales of assets by the Company and its subsidiaries; a limitation on the Company’s and its subsidiaries’ incurrence of liens; and a requirement that the lender approve the incurrence of additional indebtedness unrelated to the revolving credit facility when the aggregate principal amount of such new additional indebtedness exceeds $75.0 million. At May 31, 2007, the Company was in compliance with all such covenants. Failure to remain in compliance with these covenants could trigger an acceleration of the Company’s obligation to repay all outstanding borrowings under this credit facility. The Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 158 during fiscal 2007, as further discussed under “-New Accounting Policies,” is not expected to have a material impact on its compliance with any of these covenants. The Company is currently considering refinancing some of its borrowings under this credit facility with longer term fixed rate debt.

Certain subsidiaries of the Company have other revolving credit facilities totaling the U.S. dollar equivalent of $30.2 million, of which $0.7 million was outstanding as of May 31, 2007.

Interest rate terms for both U.S. and foreign bank credit facilities are based on either bids provided by the lender, London Interbank Offered Rates (LIBOR) or Tokyo Interbank Offered Rates (TIBOR), plus applicable margins. Interest is payable monthly during the revolving credit period. Combined borrowings under these facilities decreased $8.3 million during the nine months ended May 31, 2007 and increased $24.4 million during the nine months ended May 31, 2006, all of which was related to borrowings by the Company’s foreign subsidiaries.

(29)

Contractual Obligations
A summary of all of the Company’s contractual obligations and commercial commitments as of May 31, 2007 is as follows:

	Payments due or Commitment Expiration by Period
Contractual Obligations and Commercial Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
(in Millions)
Current maturities of long-term debt	$1.0	$1.0	$-	$-	$-
Operating leases	20.6	4.6	5.8	3.1	7.1
Purchase obligations (1)	37.1	37.1	-	-	-
Other long-term obligations	0.3	-	0.1	0.1	0.1
Lines of credit (2)	62.7	62.7	-	-	-
Standby letters of credit	2.2	2.2	-	-	-

Total cash contractual obligations and commercial commitments	$123.9	$107.6	$5.9	$3.2	$7.2

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

Outlook
Based upon its present plans, the Company believes that cash generated from its operations and available credit resources, including its ability to extend maturities of borrowings outstanding under its lines of credit in the ordinary course consistent with past practice, will be adequate to repay current portions of long-term debt, to finance currently planned capital expenditures, and to meet the currently foreseeable liquidity needs of the Company.

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

(30)

ARROW INTERNATIONAL, INC.

The FASB issued SFAS No. 157, “Fair Value Measurements” in September 2006. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; however, this statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company does not expect that the adoption of this statement will have a material impact on its consolidated financial statements.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS No. 87, 88, 106 and 132(R)”, in September 2006. This statement requires that an employer recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end. The provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The Company currently estimates that the adoption of this statement will result in a charge of approximately $25.6 million to accumulated other comprehensive expense as of August 31, 2007.

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

Cautionary Statement Under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this report or in other written or oral statements made from time to time by the Company may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 (the “Exchange Act”). Such statements may use words such as “anticipate,” “estimate,” “expect,” “plan,” “believe,” “may,” “intend” and similar words or terms. Although the Company believes that the expectations in such forward-looking statements are reasonable, the Company cannot assure you that such expectations will prove to have been correct. The forward-looking statements are based upon a number of assumptions and estimates that, while presented with specificity and considered reasonable by the Company, are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies which are beyond the control of the Company, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, the forward-looking statements are only an estimate, and actual results will vary from the forward-looking statements, and these variations may be material. The Company is not obligated to update any forward-looking statement, but investors are urged to consult any further disclosures the Company makes in its filings with the Securities and Exchange Commission (the “SEC”). Consequently, the inclusion of the forward-looking statements should not be regarded as a representation by the Company of results that actually will be achieved. Forward-looking statements are necessarily speculative in nature, and it is usually the case that one or more of the assumptions in the forward-looking statements do not materialize. Investors are cautioned not to place undue reliance on the forward-looking statements. The Company cautions investors that the factors set forth below, which are described in further detail in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as amended, in Part II Item 1A of this report, and in the Company’s other filings with the SEC, could cause the Company’s results to differ materially from those stated in the forward-looking statements. These factors include: (1) stringent regulation of the Company’s products by the U.S. Food and Drug Administration and, in some jurisdictions, by state, local and foreign governmental authorities; (2) the highly competitive market for medical devices and the rapid pace of product development and technological change in this market; (3) pressures imposed by the health care industry to reduce the cost or usage of medical products and services, as well as pressures on pricing resulting from consolidation within the medical device industry; (4) dependence on patents and proprietary rights to protect the Company’s trade secrets and technology, and the need for litigation to enforce or defend these rights; (5) risks associated with the Company’s international operations; (6) potential product liability risks inherent in the design, manufacture and marketing of medical devices; (7) risks relating to interruptions in the supply of or increases in the price of essential raw materials or components; (8) dependence upon strong relationships with physicians for research, development, marketing and sale of many of the Company’s products; (9) risks associated with the Company’s use of derivative financial instruments; (10) dependence on the continued service of key members of the Company’s management; and (11) risks relating to the Company’s recent decision to explore strategic alternatives, including its incurrence of significant fees and expenses in connection with this process, which could materially affect its results of operations, diversion of its management's attention from normal operations to attend to this process, which could adversely impact its ability to operate its business, and whether any strategic alternative pursued by the Company could be successfully implemented, or if implemented, would increase shareholder value.

(31)

ARROW INTERNATIONAL, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine month periods ended May 31, 2007 and 2006, the percentage of the Company’s sales invoiced in currencies other than U.S. dollars was 29.1% and 27.2%, respectively. In addition, a part of the Company’s cost of goods sold is denominated in foreign currencies. The Company enters into foreign currency forward contracts and foreign currency option contracts, which are derivative financial instruments, with major financial institutions to reduce the effect of these foreign currency risk exposures, primarily on U.S. dollar cash inflows resulting from the collection of intercompany receivables denominated in foreign currencies and to hedge anticipated sales in foreign currencies to foreign subsidiaries. Such transactions occur throughout the year and are probable, but not firmly committed. Foreign currency forward contracts are marked to market each accounting period, and the resulting gains or losses on these contracts are recorded in other (income) / expense of the Company’s consolidated statements of income. Gains and losses on these contracts are offset by changes in the U.S. dollar value of the foreign currency denominated assets, liabilities and transactions being hedged. The premiums paid on the foreign currency option contracts are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company’s maximum exposure related to foreign currency options is limited to the premiums paid. The total premiums authorized to be paid in any fiscal year cannot exceed $1.0 million pursuant to the terms of the Foreign Currency Management Policy Statement approved by the Company’s Board of Directors in fiscal 2001. Gains and losses on purchased option contracts result from changes in intrinsic or time value. Both time value and intrinsic value gains and losses are recorded in shareholders’ equity (as a component of comprehensive income) until the period in which the underlying sale by the foreign subsidiary to an unrelated third party is recognized, at which point those deferred gains and losses are recognized in net sales. By their nature, all such contracts involve risk, including the risk of nonperformance by counterparties. Accordingly, losses relating to these contracts could have a material adverse effect upon the Company’s business, financial condition and results of operations. Based upon the Company’s knowledge of the financial condition of the counterparties to its existing foreign currency forward contracts, the Company believes that it does not have any material exposure to any individual counterparty. The Company’s policy prohibits the use of derivative instruments for speculative purposes. The Company expects to continue to utilize foreign currency forward contracts to manage its exposure, although there can be no assurance that the Company’s efforts in this regard will be successful. As of May 31, 2007, outstanding foreign currency forward contracts totaling the U.S. dollar equivalent of $40.1 million mature at various dates through November 2007. As of May 31, 2007, the Company had no foreign currency option contracts outstanding. The Company expects to continue to utilize foreign currency forward contracts and foreign currency option contracts to manage its exposure, although there can be no assurance that the Company’s efforts in this regard will be successful.

The Company’s exposure to credit risk consists principally of trade receivables. Hospitals and international dealers account for a substantial portion of trade receivables and collateral is generally not required. The Company believes its risk associated with this concentration is limited due to its on-going credit review procedures.

At May 31, 2007, the Company had foreign currency forward contracts to sell foreign currencies which mature at various dates through August 2007. The following table identifies foreign currency forward contracts to sell foreign currencies at May 31, 2007 and August 31, 2006:

	May 31, 2007		August 31, 2006
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Foreign currency: (U.S. Dollar Equivalents)
Japanese yen	$-	$-	$2,177	$2,146
Canadian dollar	1,851	1,872	1,437	1,448
Euro	10,147	10,132	7,694	7,694
Mexican peso	922	928	913	909
African rand	1,005	977	1,827	1,793
British pound	-	-	3,989	4,007
	$13,925	$13,909	$18,037	$17,997

(32)

ARROW INTERNATIONAL, INC.

At May 31, 2007, the Company also had foreign currency forward contracts to buy foreign currencies which mature at various dates through November 2007. The following table identifies forward exchange contracts to buy foreign currencies at May 31, 2007 and August 31, 2006:

	May 31, 2007		August 31, 2006
	Notional Amounts	Fair Market Value	Notional Amounts	Fair Market Value
Foreign currency: (U.S. Dollar Equivalents)
Czech koruna	$26,131	$26,403	$19,168	$19,510

From time to time, the Company purchases foreign currency option contracts to hedge anticipated sales in foreign currencies to foreign subsidiaries. The option premiums paid are recorded as assets and amortized over the life of the option. Other than the risk associated with the financial condition of the counterparties, the Company’s maximum exposure related to foreign currency options is limited to the premiums paid. During the nine months ended May 31, 2007 and 2006, the Company did not recognize any time value or intrinsic value losses against cost of sales. At May 31, 2007, the Company did not have any unrealized holding losses related to these foreign currency option contracts. The Company had no foreign currency option contracts outstanding at May 31, 2007 and August 31, 2006.

Operations of the Company are also exposed, in the normal course of business, to fluctuations in interest rates. In fiscal 2005 and 2004, the Company entered into interest rate swaps to reduce the impact of its Japanese floating rate debt. These swap agreements allowed the Company to exchange floating rate for fixed rate interest payments over the life of the agreement. The differential was accrued as interest rates changed and was recorded as interest expense. The effect of these agreements was to limit interest rate exposure to between 1.63% and 1.75% on $2.1 million of the Company’s revolving credit. In the first quarter of fiscal 2007, the Company terminated these interest rate swaps and recorded less than $0.1 million to other expense in recognition of the loss incurred to terminate the agreement. During the first nine months of both fiscal 2007 and 2006, the Company recorded less than $0.1 million of interest expense in connection with these swap agreements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, or CEO, and its Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of May 31, 2007. Based on that evaluation, the Company’s management, including its CEO and CFO, have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

The following is an additional risk factor that updates the risk factors previously disclosed in Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, as amended.

Risks Associated with Exploration of Strategic Alternatives

On May 9, 2007, the Company announced that its Board of Directors had engaged Lazard Freres & Co LLC (“Lazard”) as its financial advisor in connection with its exploration and evaluation of strategic alternatives aimed at enhancing shareholder value. In the course of evaluating these alternatives, the Company, through the Special Committee of the Board, will incur significant fees and expenses, which could materially affect its results of operations. In addition, management's time and attention could be diverted from the Company's normal operations to respond to the Special Committee's requests or instructions regarding any strategic alternatives, which could adversely impact its ability to operate its business. There can be no assurance that the engagement of Lazard will result in a strategic alternative pursued or effected by the Company, the Company will be able to successfully implement any strategic alternative that it determines to pursue, or whether any such strategic alternative would result in increasing shareholder value.

(33)

ARROW INTERNATIONAL, INC.

Item 6. Exhibits

(a) Exhibits

See Exhibit Index on page 36 for a list of the Exhibits filed as part of this report.

(34)

ARROW INTERNATIONAL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW INTERNATIONAL, INC.

Date: July 9, 2007	By:	/s/ Frederick J. Hirt
Frederick J. Hirt Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer and Chief Accounting Officer)

(35)

ARROW INTERNATIONAL, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Method of Filing

10.1
Seventh Amendment to Loan Agreement, dated March 14, 2007, among Wachovia Bank, National Association (f/k/a First Union National Bank), Wachovia Bank, National Association, London Branch (f/k/a/ First Union National Bank, London Branch), and Arrow International, Inc., Arrow Medical Products, Ltd., Arrow Deutschland, GmbH, Arrow Iberia, S.A., Arrow Internacional de Mexico S.A. de C.V., Arrow Hellas Commerical A.E., Arrow Nederland, B.V., Arrow International CR, A.S., Arrow Italy S.R.L. and Arrow International U.K. Ltd.
Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	Furnished herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Furnished herewith

32.1	Section 1350 Certification of the Chief Executive Officer	Furnished herewith

32.2	Section 1350 Certification of the Chief Financial Officer	Furnished herewith

(36)